Form 10QSB
period 1999-03-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 1999-05-13
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

         [   ] Transition  Report  Pursuant  to  Section  13 or  15(d)
               of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

               Commission file number 1-14827

                      EDUCATIONAL VIDEO CONFERENCING, INC.
                        (Exact name of small business as
                            specified in its charter)

                               Delaware 06-1488212
         (State of other jurisdiction
(IRS Employer Identification No.)
                        of incorporation of organization)

                  35 East Grassy Sprain Road, Yonkers, NY 10710
                    (Address of principal executive offices)

                                 (914) 395-3501
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,347,243 shares of common stock as of May 1, 1999.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page

Balance Sheet as of March 31, 1999 (unaudited) and as of
December 31, 1998 (audited)...................................................3

Statement of Operations for the three months ended March
31, 1999 and 1998 (unaudited).................................................4

Statement of Cash Flows for the three months ended March
31, 1999 and 1998 (unaudited).................................................5

Notes to Financial Statements.................................................6

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                                  BALANCE SHEET

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
                                                  (unaudited)       (audited)
               Assets

Current Assets:
      Cash and cash equivalents                  $ 13,256,615         $ 914,700
      Accounts receivable, net of allowance for
      doubtful accounts of $40,000 and $35,000,
      respectively                                    318,333           226,776
      Prepaid expenses                                114,064            80,846
                                                     -------             ------
Total current assets                               13,689,012         1,222,322
                                                   ----------         ---------

Property and equipment, net                         1,598,558         1,405,150
                                                    ---------         ---------

Deferred Income Tax Asset,
net of valuation allowance                                 --                --
Other assets                                            6,632             7,832
Deferred offering costs                                                 900,000
                                                  -----------        ----------
Total                                             $15,294,202        $3,535,304
                                                  ===========        ==========

      Liabilities and Stockholders' Equity

Current Liabilities:
      Accounts payable and                           $258,063          $920,643
                                                     --------          --------
accrued expenses

      Total current liabilities                       258,063           920,643
                                                     --------          --------

Stockholders' Equity:
      Preferred stock - $.0001 par value;
       authorized 1,000,000 shares, none issued
      Common Stock - $.0001 par value;
       authorized 20,000,000 shares, issued and
       outstanding 4,347,243 shares and
       3,008,909 shares, respectively                     435               301
      Additional paid-in capital                   19,463,691         6,064,920
      Accumulated deficit                          (4,427,987)       (3,450,560)
                                                  -----------        -----------
Stockholders' equity                               15,036,139         2,614,661
                                                  -----------        -----------
Total liabilities and
stockholders' equity                              $15,294,202        $3,535,304
                                                  ===========        ===========

                       See Notes to Financial Statements.

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                             STATEMENT OF OPERATIONS

                                             Three Months Ended
                                      March 31, 1999     March 31, 1998
                                      --------------     --------------
                                       (unaudited)       (unaudited)

Net revenue                              $147,521        $ 33,361
Interest                                   56,851           4,382
                                         --------        --------

Total revenue                             204,372          37,743
                                         --------        --------

Operating expenses:
      Cost of sales                        58,458          50,326
      Salaries and benefits               533,909         237,062
      Marketing, brochures and
      student registration costs          244,627          34,681
      Professional fees                    31,090          22,642
      Interest and financing
      costs                                    --          46,714
      Depreciation                         83,845          54,770
      Other                               229,870          53,212
                                         --------        --------

      Operating expenses                1,181,799         499,407
                                        ---------        --------

      Net loss                          $(977,427)      $(461,664)
                                        ==========      ==========

Basic loss per common share             $   (0.28)      $   (0.20)

Weighted-average number of
 common shares outstanding              3,537,594       2,341,056

                       See Notes to Financial Statements.

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                             STATEMENT OF CASH FLOWS

                                                     Three Months Ended
                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
                                                 (unaudited)        (unaudited)

Cash flows from operating activities

Net loss                                           $(977,427)        $(461,664)

Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation                                         83,845            54,770
 Amortization of debt issue costs                                       30,715
 Allowance for doubtful accounts                       5,000

Changes in operating assets and liabilities:
 Increase in accounts receivable                     (96,557)          (17,361)
 Increase in prepaid expenses                        (33,218)           (9,762)
 (Increase) decrease in other assets                   1,200            (2,330)
 Decrease in accounts payable and
  accrued expenses                                  (662,580)         (216,973)
                                                  ----------         ---------

Net cash used in operating
 activities                                       (1,679,737)         (622,605)
                                                  ----------         ---------

Cash flows used in investing
 activity--purchase of property and
 equipment                                          (277,253)          (28,173)
                                                  ----------          --------

Cash flows from financing activities:
 Net proceeds from issuance of
 common stock                                     13,398,905           987,502
 Decrease in deferred offering costs                 900,000                --
                                                  ----------           -------
 Net cash provided by
  financing activities                            14,298,905           987,502
                                                  ----------           -------

Net increase in cash
 and cash equivalents                             12,341,915           336,724
Cash and cash equivalents at
 beginning of period                                 914,700           127,279
                                                  ----------           -------
Cash and cash equivalents at
end of period                                    $13,256,615          $464,003
                                                 ===========          ========



Supplemental disclosure of cash flow
information:
 Cash paid during the
 period of interest                                      --                 --

                       See Notes to Financial Statements.

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Business and Basis of Presentation

Educational Video Conferencing, Inc. ("EVC") delivers accredited college courses and degree programs, as well as professional development, corporate training and other programs, to corporations and others by means of interactive video conferencing systems. Interactive video conferencing systems allow the instructor to see, hear and interact with students as the students see, hear and interact with the instructor and other students at multiple locations. EVC provides access to education providers and the marketing and administrative services necessary to recruit, enroll and deliver courses and programs to them. EVC receives a fee based on tuition payments received by the education provider, typically after completion of courses.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of Item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

EVC's results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period and should be read in conjunction with the audited financial statements of EVC as of December 31, 1998 and for the year then ended and the notes thereto in the prospectus dated February 23, 1999 that was included in EVC's Registration Statement filed on Form SB-2 (Registration No. 333-66085).

The information in this report gives effect to a one-for-two reverse split of the common stock effective February 22, 1999.

Note 2 - Initial Public Offering

See  Item 3 of Part II for  information  about  EVC's  initial  public  offering
("IPO").

Note 3 - Earnings Per Share

Statement  of Financial  Accounting  Standards  ("SFAS")  No. 128,  Earnings per
Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilutive.

Note 4 - Income Taxes

No provision for income taxes has been made for all periods presented since EVC had net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 1999. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from EVC's net operating losses, EVC has recorded a valuation allowance for the entire amount of the deferred tax asset at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 1998 included in EVC's prospectus dated February 23, 1999 and in conjunction with the financial statements and notes thereto for the three months ended March 31, 1999 and 1998 included in Item 1 of this report.

First Quarter Developments

EVC signed a multi-year agreement with Lockheed Martin Corporation that gives EVC the ability to offer and deliver courses to employees of the more than 50 Lockheed Martin' companies located throughout the United States. Course offerings will include engineering, management, marketing, economics, finance, accounting, computer science and human resources, as well as degree programs. EVC and the individual Lockheed Martin companies will co-market courses and programs to each company's employees. EVC had already begun delivering courses to employees of Lockheed Martin Michoud Space Systems at its New Orleans facility.

EVC entered into a multi-year agreement with Kaplan Educational Centers, Inc. that gives EVC the ability to offer and deliver Kaplan SAT and GMAT test preparation courses and K-12 after- school programs, as well as insurance and securities training and licensing preparation comes given by Dearborn, a unit of

Kaplan's Professional division. EVC expects to begin delivering Kaplan/Dearborn courses in the second and third quarters of 1999.

EVC began offering and delivering courses to Rochester, New York residents under EVC's multi-year agreement with the Rochester City School District. EVC is offering:

      o        Rochester  teachers  access to Master's  Degrees in Education and
               post-Master's   courses,   and  staff  development   courses  and
               programs.

      o Rochester high school seniors access to accredited college courses, which may be transferable to college and universities of their choice, as well as SAT preparation programs from Kaplan.

      o Rochester students enrolled in kindergarten through 12th grade access to academic enhancement programs and courses from Kaplan, Computer City software courses and others.

As a result of the success of a pilot church outreach program where community members took courses delivered by EVC from Mercy College to the First Church of God in Queens, NY, EVC has expanded its course offerings to a second church, The Community Church of Nazarene, in Queens, New York. The tuition of participating students is fully funded by federal and state programs.

Three Months Ended March 31, 1999 (First  Quarter of 1999)
Compared  with Three Months Ended March 31, 1998 (First Quarter of 1998)

Net revenues increased to $147,521 in the first quarter of 1999 from $ 33,361 in the first quarter of 1998 primarily due to the increase in student enrollments.

Interest income was $56,851 in the first quarter of 1999 compared to $ 4,382 in the first quarter of 1998 as a result of the investment of net proceeds from the IPO.

Cost of sales increased to $58,458 in the first quarter of 1999 from $50,326 in the first quarter of 1998 primarily due to the cost of the increased communication usage associated with operating EVC's multi-point conferencing units, which enable live, interactive multimedia communications between three or more end points.

Salaries and benefits increased to $533,509 in the first quarter of 1999 from $237,062 in the first quarter of 1998 primarily due to the increase in EVC's personnel to 29 employees from 14 employees. The 15 additional employees are engaged: 3 in operations, 2 in enrollment management, 5 in recruiting, 4 in sales and 1 in development and training.

Marketing, brochures and student registrations costs increased to $244,627 in the first quarter of 1999 from $34,681 in the first quarter of 1998 primarily as a result of the additional costs of marketing EVC's services to more potential students, including under EVC's recent agreement with the Rochester City School District.

Interest and financing costs of $46,714 in the first quarter of 1998 relate to various private placements that occurred in 1997.

Depreciation increased to $83,845 in the first quarter of 1999 from $54,770 in the first quarter of 1998 as the result of approximately $700,000 of new computer and video conferencing equipment purchases.

Other expenses increased to $229,870 in the first quarter of 1999 from $53,212 in the first quarter of 1998 primarily due to additional space, communications, postage, insurance, computer, travel and entertainment costs incurred to support EVC's growth.

Seasonality.   EVC  expects  that   revenues  for  its  third  quarter  will  be
substantially lower than other quarters because it anticipates substantially lower student enrollment during June, July and August.

Liquidity and Capital Resources

The gross proceeds from sales by EVC of its common stock in the IPO was approximately $16,060,000 and the net proceeds received by EVC was approximately $13,399,000.

Capital expenditures increased to $277,253 in the first quarter in 1999 from $28,173 in the first quarter of 1998 due to the purchase of additional video conferencing equipment required at EVC's education providers (two teacher stations) and at sites where EVC's video conferenced programs are offered (17 student room stations). EVC has no capital commitments. EVC will continue to use its cash resources as needed to implement the plan of operations described in its IPO prospectus.

EVC anticipates, based on current plans and assumptions relating to its operations, that the proceeds from its IPO will be sufficient to satisfy its cash requirements for at least the next 10 months. After that, EVC expects to require additional funding in order to grow. If, however, EVC is underestimating its cash requirements, EVC will require additional debt or equity financing sooner. There can be no assurance that any such required debt or equity financing will be available on acceptable terms.

Year 2000 Compliance

The year 2000 problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the year 2000 problem may cause information technology systems (e.g. computer databases) and non-information systems (e.g. elevators) to produce incorrect data or cease operating completely.

EVC uses recent releases of "off the shelf" software applications and operational programs that are certified by the manufacturers to be year 2000 compliant. EVC has contingency plans to deal with unanticipated year 2000 problems including backing up its database and financial and accounting records and alternative ways of handling scheduling problems resulting from failures of its multi-point conferencing unit.

EVC has been advised by its education providers that they are year 2000 compliant and that they have contingency plans in place to at least back up their accounting and financial records.

Publicly available information obtained by EVC about its corporate customers and telecommunications providers indicates they are making significant efforts to be year 2000 compliant and are also developing contingency plans to deal with unanticipated problems.

At this time, EVC fully expects to be year 2000 compliant and believes that its education providers and corporate customers and its significant vendors have taken, or are taking, the steps necessary to be in compliance by the year 2000. Nevertheless, significant uncertainties remain about the affect on EVC of third parties who are not year 2000 compliant.

Forward-Looking Statements and Risk Factors

This Form 10-Q contains forward-looking statements that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "estimate," "expect," "will," "could," "may," and similar words are intended to identify forward-looking statements. Such statements reflect EVC's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that EVC currently relies on a limited number of education providers for courses and corporations and other entities for students, the risk that there may not be sufficient demand for EVC's services and the other specific risk factors described in EVC's IPO prospectus, beginning on page 5. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by these forward-looking statements. EVC undertakes no obligation to update these forward- looking statements and information.

                                     PART II

                                OTHER INFORMATION

Item 3. Changes in Securities and Use of Proceeds

EVC completed its IPO in the first quarter of 1999 pursuant to a Registration Statement on Form S-B (Registration No. 333-66085) that was declared effective on February 22, 1999. Prime Charter Ltd. was the managing underwriter and the IPO price was $12.00 per share of common stock. A total of 1,338,334 shares of common stock, $.0001 par value, were registered and sold for the account of EVC, including 138,334 shares sold upon exercise of the underwriters' over-allotment option.

An additional 41,666 shares of common stock were registered and sold, upon exercise of the over-allotment option, for the account of EVC's three executive officers: Dr. Arol I. Buntzman, chairman of the board and chief executive officer: 27,439 shares; Dr. John J. McGrath, president and director: 11,854 shares and Richard Goldenberg, chief financial officer and director: 2,373 shares.

The gross proceeds of the IPO from sales of common stock for the account of EVC was approximately $16,060,000 and the net IPO proceeds received by EVC was approximately $13,399,000, after payment of underwriting discounts and commissions and other offering expenses totaling $2,660,969. Through March 31, 1999, the net proceeds had been used as follows:

      Cash and investment grade obligations                      $13,105,0001

     Purchasing and installing video  conferencing                   136,000
     equipment
     Marketing                                                       130,000
     Hiring and training additional personnel                         28,000
                                                                 -----------
                                                                 $13,399,000
                                                                 ===========



---------------
1   At March 31, 1999. Cash in non-interest  bearing accounts was $55,000.

Item 6. Exhibits and Reports on Form 8-K

The  exhibits  filed as a part of this  report  are  listed in the  accompanying
Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EDUCATIONAL VIDEO CONFERENCING, INC.

Dated: May 13, 1999              By: /s/Richard Goldenberg
                                     ---------------------
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                      EDUCATIONAL VIDEO CONFERENCING, INC.
                                  EXHIBIT INDEX

3.1.1       -    Certificate of Amendment to Certificate of Incorporation

3.2         -    Amended and Restated By-Laws

10.11       -    Lease Agreement between Educational Video Conferencing, Inc.
                 and Realty Co. (doing business as Royal Realty dated as of December 15, 1998).

10.31       -    Agreement between the Rochester City School District and
                 Educational Video Conferencing, Inc. dated December 22,
                 1998.

10.32       -    National Agreement between Lockheed Martin Corporation and
                 Educational Video Conferencing, Inc. dated as of February
                 17, 1999.

+10.33 - Educational Provider Agreement between Kaplan Educational Centers, Inc. and Educational Video Conferencing, Inc. dated March 25, 1999.

27          -    Financial Data Schedule



------------------
+ Confidential treatment has been requested with respect to the redacted portions of this exhibit.