Form 10QSB
period 1999-06-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 1999-08-11
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ______________ to ________________

          Commission file number 1-14827



                      EDUCATIONAL VIDEO CONFERENCING, INC.
                        (Exact name of small business as
                            specified in its charter)

              Delaware                                 06-1488212
  (State of other jurisdiction            (IRS Employer Identification Number)
   of incorporation of organization)


                      35 East Grassy Sprain Road, Yonkers,
                         NY 10710 (Address of principal
                               executive offices)

                                 (914) 787-3500
                (Issuers's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,347,243 shares of Common Stock as of August 1, 1999.

                                Table of Contents

                                     Part I

                              Financial Information


Item 1.           Financial Statements

                                                                      Page

Balance Sheet as of June 30, 1999 (unaudited) and as of
December 31, 1998 (audited)                                              3

Statement of Operations for the three and six month periods
ended June 30, 1999 and  June 30, 1998 (unaudited)                       4

Statement of Cash Flows for the six month periods ended
June 30, 1999 and June 30, 1998 (unaudited)                              5

Notes to Financial Statements                                            6

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations

Second Quarter Developments                                              7

Comparison of the three month periods ended
 June 30, 1999 and June 30, 1998                                         8

Comparison of the six month periods ended
 June 30, 1999 and June 30, 1998                                         8

Liquidity and Capital Resources                                          9

Year 2000 Compliance                                                    10

Forward-Looking Statements and Risk Factors                             10



                                     Part II

                                Other Information


Item 3. Changes in Securities and Use of Proceeds                       11

Item 6. Exhibits and Reports on Form 8-K                                11

Signatures                                                              12

Exhibit Index

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                                  BALANCE SHEET

                                                               June 30, 1999          December 31, 1998
                                                               -------------          -----------------
                                                                (unaudited)              (audited)
                                     Assets

Current Assets:
  Cash and cash equivalents...................................  $12,108,165              $914,700
  Accounts receivable, net of allowance for doubtful
    accounts of  $55,000 and $35,000 respectively.............      316,059               226,776
  Prepaid expenses and other current assets...................       78,654                80,846
                                                                 -----------            ---------
Total current assets..........................................   12,502,878             1,222,322
                                                                 -----------            ---------

Property and equipment, net...................................    1,760,667             1,405,150
                                                                 ----------             ---------

Deferred Income Tax Asset, net of
  valuation allowance ........................................

Other assets    ..............................................       25,883                7 ,832
Deferred offering costs.......................................         --                 900,000
                                                                 ----------             ---------
Total assets..................................................  $14,289,428            $3,535,304
                                                                 ==========             =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses......................     $187,098              $920,643
                                                                   -------               -------
Total current liabilities....................................      187,098               920,643
                                                                   -------               -------

Commitments
Stockholders' Equity:
  Preferred stock - $.0001 par value;
    authorized 1,000,000 shares, none issued.................
  Common  stock - $.0001 par value; authorized
     20,000,000 shares, issued and outstanding 4,347,243
     shares and 3,008,909 shares, respectively...............         435                   301
  Additional paid-in capital.................................  19,463,691             6,064,920
  Accumulated deficit........................................  (5,361,796)           (3,450,560)
                                                               ----------            -----------
  Stockholders' equity.......................................  14,102,330             2,614,661
                                                               ----------             ----------
  Total liabilities and stockholders equity.................. $14,289,428            $3,535,304
                                                               ==========             ==========



                        See Notes to Financial Statements

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                         Three months ended             Six months ended
                                                       June 30,     June 30,         June 30,       June 30,
                                                          1999        1998              1999           1998
                                                        --------    ---------        --------       ---------

Net revenue..................................           $192,274     $105,810        $339,795        $139,171
Interest income..............................            140,378        7,167         197,229          11,549
                                                        --------    ---------        --------         -------

Total revenue................................           332,652      112,977         537,024          150,720
                                                        -------      -------         -------         -------

Operating expenses:
  Cost of sales..............................            73,148       43,082        131,606            93,408
  Salaries and benefits......................           579,270      282,572      1,113,179           519,634
  Marketing, brochures and student
    registration costs.......................           228,705      153,991        473,332           188,672
  Professional fees..........................            29,519       16,334         60,609            38,976
  Interest and financing costs...............                -        38,832             -             85,546
  Depreciation...............................            76,154       55,424        159,999           110,194
  Other......................................           279,666       84,331        509,535           137,543
                                                        -------      -------        -------           -------

Operating expenses...........................         1,266,462      674,566      2,448,260         1,173,973
                                                      ---------      -------      ---------         ---------
Net loss.....................................         $(933,810)   $(561,589)   $(1,911,236)      $(1,023,253)
                                                      =========    =========    ===========       ===========

Basic loss per common share..................            ($0.21)      ($0.23)        ($0.49)          ($0.43)
                                                          =====      =======         ======           ======


Weighted average number of common
  shares outstanding                                  4,347,243    2,429,754      3,944,655        2,393,494
                                                      =========    =========      =========        =========

                        See Notes to Financial Statements

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                             Six months ended
                                                               June 30, 1999                 June 30, 1998
                                                               --------------                -------------

Cash flows from operating activities:
Net loss.................................................       $(1,911,236)                  $(1,023,253)
Adjustments to reconcile net loss to net cash used
             in operating activities:
         Depreciation....................................           159,999                       110,194
         Amortization of debt issue costs................                --                        61,427
         Allowance for doubtful accounts.................            20,000                            --

Changes in operating assets and liabilities:
         Increase in accounts receivable.................          (109,283)                    (110,628)
         Increase in subscriptions receivable............                --                   (1,211,553)
         (Increase)/decrease in prepaid expense and
               other current  assets.....................             2,192                       (9,375)
         (Increase)/decrease in other assets.............           (18,051)                       9,170
         Decrease in accounts payable and accrued
                expenses.............................              (733,545)                    (205,648)
                                                                    -------                      -------

Net cash used in operating activities....................        (2,589,924)                   (2,379,666)
                                                                  ---------                    ----------
Cash flows used in investing activity:
              Purchase of property and equipment.........          (515,516)                     (84,190)
                                                                   --------                      -------
Cash flows from financial activities:
         Net proceeds from issuance of common stock......        13,398,905                    4,766,331
         Decrease in deferred offering costs                        900,000                          --
         Repayment of notes payable......................                --                     (170,000)
                                                                  ---------                    ---------

Net cash provided by financing activities                        14,298,905                    4,596,331
                                                                 ----------                    ---------

Net increase in cash and cash equivalents................        11,193,465                    2,132,475
Cash and cash equivalents at beginning of period.........           914,700                      127,279
                                                                 ----------                    ---------
Cash and cash equivalents at end of period...............       $12,108,165                   $2,259,754
                                                                 ==========                    =========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest........             ---                     $   25,035
                                                                                                  ------

Supplemental schedule of noncash investing
   and financing activities:
         Conversion of notes payable                                  ---                     $  170,000
                                                                                                 -------

                       See Notes to Financial Statements

                          Notes to Financial Statements
                                   (unaudited)

Note 1- Business and Basis of Presentation

Educational Video Conferencing, Inc. ("EVC") delivers accredited college courses and degree programs, as well as professional development, corporate training and other programs, to corporations and others by means of interactive video conferencing systems. Interactive video conferencing systems allow the instructor to see, hear and interact with students as the students see hear and interact with the instructor and the other students at multiple locations. EVC provides its customers with access to education providers and the marketing and administrative services necessary to recruit and enroll students and deliver courses and programs to them. EVC receives a fee based on tuition payments received by the education provider, typically after completion of courses.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 1998.

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

Note 2-Initial Public Offering

See Item 3 of Part II for information about the use of the proceeds of EVC's initial public offering that was completed in the first quarter of 1999("IPO").

Note 3-Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No 128, Earnings per Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilutive.

Note 4-Income Taxes

No provision for income taxes has been made for all periods presented since EVC had net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1999. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from EVC's net operating losses, EVC has recorded a full valuation allowance for the deferred asset as of June 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 1998 included in EVC's prospectus dated February 23, 1999 and in conjunction with the financial statements and notes thereto for the three and six-month periods ended June 30, 1999 and 1998 included in Item 1 of this report.

Management believes EVC has made substantial progress since its initial public offering in February 1999. A key element of its strategy continues to be signing multi-year contracts with institutional employers and education providers and establishing co-marketing alliances with major communications carriers, as quickly as possible. Another key element of EVC's strategy is to implement its contracts with institutional employers in stages by increasing, over time, the number of locations to which EVC delivers courses and the number of employees to whom EVC offers courses. This rollout strategy enables EVC to use its resources more effectively to market to, service and sign multi-year contracts with, more institutional customers.

First and Second Quarter Developments

EVC signed a multi-year agreement with Lockheed Martin Corporation that gives EVC the ability to offer and deliver courses to employees of more than 50 Lockheed Martin companies located throughout the United States.

EVC entered into a multi-year agreement with Kaplan Educational Centers, Inc. that gives EVC the ability to offer and deliver Kaplan SAT and GMAT test preparation courses and K-12 after-school programs, as well as insurance and securities training and licensing preparation courses given by Dearborn, a unit of Kaplan's Professional division. EVC began delivering Kaplan courses in the second quarter, and expects to be delivering Dearborn courses in the third quarter, of 1999.

EVC began offering and delivering courses to Rochester, New York residents under EVC's multi-year agreement with the Rochester City School District.

As part of the EVC and AT&T co-marketing program, AT&T included with the mailing of its AT&T's Digital. Com magazine over 65,000 EVC direct mail marketing pieces regarding EVC's Telecommute to College Program.

EVC announced that it has successfully completed the development of its proprietary network, that significantly facilitates teaching classes via two way, multipoint video conferencing over high-speed Internet connections that include cable modems, DSL lines and satellite connections. EVC is planning to market its new high-speed Internet service over the summer and expects this service to begin delivering courses this fall.

EVC entered into a multi-year agreement with the Consortium for Worker Education to provide access to a wide range of educational courses to workers in more than 36 participating union's.

EVC also expanded its community outreach program by signing multi-year agreements with the Jewish Community Council of the Far Rockaway, New York and the New Testament Church of God in Brooklyn , New York. EVC's outreach program has developed from what was initially a pilot program into a significant source of student course registrations.

EVC retained Peter J. Solomon Company Limited as a strategic advisor for acquisitions and joint ventures.

Three months ended June 30, 1999 (second quarter of 1999) compared with the Three months ended June 30, 1998 (second quarter of 1998)

Net revenues increased by 82% to $192,274 in 1999 from $105,810 in 1998 due primarily to a 165% increase in student enrollment and increases in the number of sites where courses were delivered. Student enrollment increased to 596 in 1999 from 225 in 1998.

Interest income increased to $140,378 in 1999 from $7,167 in 1998 due to the investment of the proceeds from the IPO.

Cost of sales increased to $73,148 in 1999 from $43,082 in 1998 due primarily to the cost of the increased communications usage associated with operating EVC's multipoint conferencing units, which enable live, interactive multimedia communications between three or more end points.

Salaries and benefits increased by 105% to $579,270 in 1999 from $282,572 in 1998 primarily due to the increase in EVC staff to 30 employees from 15 employees. The 15 additional employees are engaged: 4 in operations, 2 in enrollment management, 5 in recruiting and 4 in sales.

Marketing, brochures and student registrations costs increased to $228,705 in 1999 from $153,991 in 1998 due primarily to costs required to market EVC's services to an increasing number of potential students.

Professional fees increased to $29,519 in 1999 from $16,334 in 1998 primarily due to legal fees resulting from our becoming a public company.

Interest and financing costs of $38,832 in 1998 related to private placements in 1997 of debt that was retired in 1998.

Depreciation increased to $76,154 in 1999 from $55,424 in 1998 as a result of purchases of videoconferencing equipment and purchases of equipment to test the delivery of classes using our proprietary software, that are delivered via high speed internet connections.

Other expenses increased to $279,666 in 1999 from $84,331 in 1998 primarily due to: rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVC's growth.

Six months ended June 30, 1999 (first six months of 1999) compared with the six months ended June 30, 1998 (first six months of 1998)

Net revenues increased by 144% to $339,795 in 1999 from $139,171 in 1998 due primarily to a 165% increase in student enrollment. Most of the Company's sites had increases in student enrollment from 1998 to 1999. Student enrollment increased to 596 in 1999 from 225 in 1998.

Interest income increased to $197,229 in 1999 from $11,549 in 1998 due to the investment of the proceeds of the IPO.

Cost of sales increased to $131,606 in 1999 from $93,408 in 1998 due primarily to the cost of the increased communications usage associated with operating EVC's multipoint conferencing units, which enable live, interactive multimedia communications between three or more end points.

Salaries and benefits increased by 114% to $1,113,179 in 1999 from $519,634 in 1998 primarily due to the increase in EVC staff to 30 employees from 15 employees. The 15 additional employees are engaged: 4 in operations, 2 in enrollment management, 5 in recruiting and 4 in sales.

Marketing, brochures and student registration costs increased to $473,332 in 1999 from $188,672 in 1998 due primarily to costs required to market our services to an increasing number of potential students.

Professional fees increased to $60,609 in 1999 from $38,976 primarily due to legal fees resulting from our becoming a public company.

Interest and financing costs of $85,546 in 1998 related to private placements in 1997 of debt that was retired in 1998.

Depreciation increased to $159,999 in 1999 from $110,194 in 1998 as a result of purchases of videoconferencing equipment and purchases of equipment to test the delivery of classes, using our proprietary software, that are delivered via high speed internet connections

Other expenses increased to $509,535 in 1999 from $137,543 in 1998 primarily due to rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVC's growth.

Liquidity and Capital Resources

The gross proceeds from sales by EVC of its common stock in the IPO was approximately $16,060,000 and the net proceeds received by EVC was approximately $13,399,000.

Capital expenditures for the six months ended June 30, 1999 increased to $515,516 compared to $84,190 for the six months ended June 30, 1998. This increase was directly attributable to purchases of video conferencing equipment required at EVC's education providers and at our corporate customers' sites where EVC's video conferenced programs are offered and for the purchase of equipment to test EVC's proprietary network that significantly facilitates teaching classes via EVC's video conferencing systems using high speed Internet connections. EVC will continue to use its cash resources as needed to implement the plan of operations described in its IPO prospectus.

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

EVC uses recent releases of "off the shelf" software applications and operational programs that are certified by the manufacturers to be year 2000 compliant. EVC has contingency plans to deal with unanticipated year 2000 problems including backing up its database and financial and accounting records and alternative ways of handling scheduling problems resulting from failures of its multi-point conferencing unit. EVC has been advised by its education providers that they are year 2000 compliant and that they have contingency plans in place to back up their accounting and financial records.

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

Forward-Looking Statements and Risk Factors

This Form 10-Q contains forward looking statements that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate", "estimate", "expect", "will", "could", "may", and similar words are intended to identify forward-looking statements. Such statements reflect EVC's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that EVC currently relies on a limited number of education providers for courses and corporations and other entities for students, the risk that there may not be sufficient demand for EVC's services and the other specific risk factors described in EVC's IPO prospectus, beginning on page 5. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by these forward-looking statements. EVC undertakes no obligation to update these forward-looking statements and information.

                                     PART II

                                OTHER INFORMATION

Item 3.  Changes in Securities and Use of Proceeds

Through June 30, 1999, the net proceeds of the IPO has been used as follows:

  Cash and investment grade obligations                    $12,108,000*
  Purchasing and installing video conferencing equipment       516,000
  Marketing                                                    340,000
  Hiring and training additional personnel                      87,000
  Other working capital                                        348,000
                                                          ------------
                                                           $13,399,000
                                                          ------------

*At June 30,1999.  Cash in non-interest bearing accounts was $12,000.

Item 6.  Exhibits and Reports on Form 8-K

The  exhibits  filed as a part of this  report  are  listed in the  accompanying
Exhibit Index.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EDUCATIONAL VIDEO CONFERENCING, INC.




Dated: August 11, 1999                  By:/s/ Richard Goldenberg
                                           ----------------------------------
                                           Richard Goldenberg
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                                  EXHIBIT INDEX


10.34 - EVC and CWE Co-Marketing Agreement dated May 21, 1999 between Educational Video Conferencing, Inc. and the Consortium for Workers Education.

27    -   Financial Data Schedule

                                                                   Exhibit 10.34

                                    EVC - CWE
                             CO-MARKETING AGREEMENT

       AGREEMENT made this 21st day of May, 1999 between EDUCATIONAL VIDEO CONFERENCING, INC., a Delaware corporation, with a principal address at 35 E. Grassy Sprain Road, Yonkers, NY 10710 (hereinafter, "EVC"), and the CONSORTIUM FOR WORKER EDUCATION, a New York Not-For-Profit corporation, with a principal address at 275 7th Avenue, New York, NY 10001 (hereinafter, "CWE").

       WHEREAS, CWE is a domestic not-for-profit corporation engaged in the business of, among other things, providing education training programs; and

       WHEREAS, EVC is a domestic corporation engaged in the business of marketing and distributing educational and training programs via interactive video conferencing; and

       WHEREAS, EVC has entered into agreements with colleges, universities and training organizations (Educational Providers), pursuant to which EVC has the right to market and distribute certain accredited and non-accredited college courses, degree programs and training programs (Educational Programs), via interactive video conference distance learning (IVC/DL) and in certain cases via other electronic/technology based delivery methods including CD-ROM and Internet/WEB distance learning delivery methods (ET/DL); and

       WHEREAS, the parties wish to enter into a co-marketing agreement on the terms and conditions hereinafter set forth,

       NOW, THEREFORE, in consideration of the mutual covenant herein contained and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties do agree as follows:

  1. a) CWE will advise and give EVC the benefit of its knowledge, information, expertise and contacts with unions, corporations and other organizations so far as necessary to effectuate this Agreement. Such services will included, but will not be limited to, developing markets for EVC's services. For the purposes of this Agreement, developing markets shall include, but not be limited to, directly and/or indirectly recruiting students to enroll in education, professional development and training programs of EVC's Educational Providers via IVC/DL, and exercising CWE's best efforts to develop markets for EVC services directly, and/or through vertical marketing alliances, and/or through co-marketing agreement partners, (hereinafter "alliances, agents and partners") with Educational Providers which have not previously entered into agreements with EVC.

       b)Student enrollment agreements, and contracts between EVC and corporations, unions, and governmental institutions shall be on terms and conditions acceptable to EVC, and on EVC forms when required by EVC. Vertical marketing agreements and co-marketing agreements between CWE and other parties shall be subject to all the terms of this Agreement, and copies thereof shall be submitted to EVC within ten days after each is duly executed.

  2. CWE and EVC shall jointly develop advertising and marketing brochures, flyers and EVC/CWE Telecommute to College catalogs, together with other appropriate advertised (hereinafter collectively "Marketing Materials"). All Marketing Materials and future modifications thereof, shall require the prior written approval of EVC, CWE and all Educational Providers whose courses and/or programs are mentioned therein, prior to printing and/or distribution.

  3. a)CWE shall identify and develop markets, directly and/or indirectly recruit students and establish EVC/CWE Telecommute to College sites with corporations, unions, and other organizations for IVC/DL and/or ET/DL programs. CWE's activities directly and/or through vertical marketing alliances and/or through co-marketing agreements shall include, but not be limited to, making announcements of EVC programs, distributing program information, distributing information about admission to courses, programs or colleges and otherwise communicating with prospective and enrolled students. CWE shall also engage, directly or indirectly, in proactively recruiting cohort groups of students, and administering said Program. Cohort is a group of students matriculated for one degree program or training program who take all their classes together.

       b)CWE, its alliances, agents and partners will undertake no academic advising or counseling. Academic advising and counseling are herein defined as assessing prospective students' academic background, planning programs, evaluating transfer credits, or making decisions about student admissions, progress, moral fitness, academic probation, suspension, or expulsion from an EVC Educational Provider. This is to be distinguished from CWE's activities of making announcements of programs, distributing program information, distributing information about admission to courses, programs or colleges, problem solving and otherwise communication with prospective and enrolled students.

       c) CWE may suggest modifications of existing degree programs and the design of new programs to meet any special needs of potential target markets. Subject to demand, EVC will use reasonable efforts to arrange for agreed upon modifications to such degree programs and/or obtain said new programs from current or new EVC Education Providers. Said modifications and/or new programs shall require the prior written approval of EVC and EVC's Educational Providers.

       d) Establishment of EVC/CWE Telecommute to College programs in new geographic communities or new program offerings require the prior written approval of EVC.

  4. CWE shall have the right, for the duration of this Agreement and any renewal thereof, to market, directly and through vertical its alliances, agents and partners, accredited and non-accredited courses and programs listed in exhibit A to be delivered via EVC interactive video distance learning or via ET/DL. Additional programs may be added subject to mutual agreement in writing by and between CWE and EVC.

  5. Unless EVC and CWE agree otherwise in writing, the minimum class size for the offering of IVC/DL courses will be cohorts of twenty (20) students over PC's equipped for desktop video conferencing (DVC/DL) or twenty (20) students over group video conferencing systems located at up to four (4) sites.

  a) EVC will provide desktop video conferencing software and/or systems (EVC DVC Desktop Learning Systems or DVC/DL) if EVC determines it is
          appropriate   to  provide   access  for  IVC/DL  courses  to  students
          registered in EVC approved cohort degree and/or certificate programs of 5 or more courses via desktop computers.

  b) Students taking DVC/DL courses will need appropriate modern computers capable of being video enabled (e.g., Pentium II 400) and appropriate telecommunications access (Telecom Access) (e.g., ISDN, DSL, ADSL or other high speed telephone line, Internet, cable or satellite service). EVC and CWE will provide EVC/CWE customers assistance in obtaining said Telecom Access. Subject to negotiation and terms acceptable to EVC in writing, EVC will provide computers equipped for video conferencing as well as Telecom Access.

  c) EVC will provide group IVC/DL systems ( EVC IVC/DL systems) to corporate and institutional customers or sites with at least 10 approved student degree program registrations (SDPR's) in cohorts at a site. Said 10 SDPR's required for EVC to provide a EVC IVC/DL system do not have to be in the same cohort degree or certificate program. A minimum of five students must be registered in an EVC IVC/DL room system cohort group at each site, with a minimum number of SDPR's in the cohort group of no less than 20 students in four or less sites.

  d) Except as otherwise provided herein, students registering for EVC IVC/DL courses through CWE will pay the same tuition as students registering for the same courses offered by the relevant EVC Educational Provider on campus. Except as otherwise provided herein, when course material and/or telecommunication transmission (Telecom Costs) are bundled-in and/or packaged with the courses, a videoconferencing/telecom fee may be added. In no event shall the tuition and/or fees for students registering for EVC IVL/DL courses through CWE be higher than for any other student registered for the same course(s) provided by EVC IVL/DL.

  e) With respect to programs developed through CWE in federal Empowerment Zones or Enterprise Communities (EZ/EC), and for members of labor unions without regard to location, EVC will exercise its best efforts to assist EZ/EC and union-member workers and residents, who express interest in registering for EVC IVC/DL courses, in qualifying for federal and state assistance programs covering up to 100% of college costs. Further, EVC agrees to make a particular effort to avoid adding a videoconferencing/telecom fee applicable to such students when Telecom Costs are bundled-in and/or packaged with a course or courses.

  6. CWE shall assist EVC's Educational Providers obtain local or regional information required to maintain accreditation for a program site and/or program to operate in the states wherein courses are offered and programs are established.

  7. CWE will not engage or hire faculty or any employee on behalf of EVC or an EVC Educational Provider, nor shall CWE hold itself out to third parties, prospective students or faculty members as an agent, partner, or division of EVC or any of EVC's Educational Providers. CWE is solely an independent entity contracting with EVC for the purposes of co-marketing EVC's services and developing strategic alliances.

  8. CWE, at its sole discretion, directly and/or through its alliances, agents and partners shall use its best efforts to maintain a capability and employ personnel whose duties include marketing and performing services as shall be necessary to undertake and complete CWE's responsibilities and obligations herein in a professional and responsible manner.

  9. CWE shall assist in the distribution, collection and administration of evaluation instruments for teacher, student and EVC/CWE programs.

  10. EVC's Educational Providers shall contract with all faculty employed to teach in degree and credit courses and workshops to be conducted via IVC/DL at the sites. Such faculty shall be governed by all rules and regulations of the Educational Provider, from time to time adopted.

  11. CWE will arrange for and supervise site coordinators for each site. Site coordinators will report to CWE and EVC for all functions, including but not limited to, administrative operation of the site, marketing and recruitment of students. A site coordinator serves as an intermediary between the professor and the student (i.e., trained by EVC in basic operations of the system and acts as liaison with EVC technical support staff in reporting and resolving basic problems). EVC typically compensates the site program coordinator by reimbursing them for required class textbooks.

  12. EVC will print and provide CWE with appropriate course schedule/registration materials and promotional brochures reasonably required to market programs. CWE directly and/or through its alliances, agents and partners will distribute said materials with appropriate course schedule/registration material and promotional brochures necessary to target corporations, unions, organizations and customers.

  13. CWE will use its best efforts to help arrange meetings between EVC and appropriate administrative personnel at corporations, unions and other organizations in order to coordinate academic, administrative and financial policies and procedures. All Tuition and Fee payments will be made out to the EVC educational providers providing the course.

  14. a)CWE shall be entitled to receive 15% (fifteen percent) of the gross tuition revenue received by EVC derived from EVE/CWE student course registrations; provided, however, that CWE shall be entitled to receive 10% (ten percent) of the gross tuition revenue received from EVC/CWE financial aid based student course registrations.

       b) EVC shall pay CWE on the 20th of the month following receipt of said tuition revenue received for students registering for EVC courses through CWE.

  15. CWE will work exclusively with EVC to develop markets and sites for delivery of accredited and non-accredited courses and degree programs via IVC/DL, DVC/DL, or ET/DL.

  16. CWE will assign at least one person who at all times will act as liaison between CWE and EVC. EVC's designee will be Paul Lieberman, Vice President of Sales.

  17. Each party shall, and does hereby agree to indemnify, hold harmless, save and defend the other from and against all claims, liabilities, loss or damage including, but not limited to, costs, expenses and attorneys' fees, resulting from the actual claimed negligence of the other party, its agents or employees, for damage to property or personal injuries, including death at any time resulting therefrom, sustained by any person or persons which damage or injuries arise out of or are in connection with the development of IVC/DL markets and establishment of the sites provided for herein.


  18.  Term of Agreement

       a) The Basic term of this Agreement shall be FIVE (5) YEARS with provision for an additional five (5) one (1) year renewal periods subject to the written consent to said renewal by EVC and CWE prior to the expiration of the term. Notwithstanding any provision to the contrary, the 15% and 10% obligations specified in Paragraph 14 a) above, and other EVC obligations with respect to such programs pursuant to the terms of this Agreement shall apply for five (5) years with respect to each program in a new community, beginning with the month to which the obligation applies, as shall CWE's obligations to provide services with respect to such programs pursuant to the terms of this Agreement; and such obligations shall survive the Basic term of this Agreement.

       b) It is understood and agreed that in order to avoid conflicts of interest and/or duplication of efforts, CWE shall not solicit any corporation, union, governmental agency or any other institution known to CWE as an EVC Educational Provider or customer, or their employees, without prior written authorization of EVC's President or his designee in connection with the provision of providing education training programs. In the event that such unauthorized solicitation should occur, no payment shall be due and owing to CWE for services by said Education Provider to customers so solicited.

       c) After no less than two years have passed from the effective date of this Agreement, and upon thirty (30) days written notice to EVC, CWE may terminate this Agreement without any penalty arising therefrom; provided, however, that in the case of such termination EVC shall have no obligation to make payments to CWE for any course that has not actually begun on or before such termination date. All agreements with Educational Providers, unions, corporations and other organizations in existence at the time of such termination shall remain in effect as if this Agreement were not terminated. Further, in the event of such termination, CWE agrees not to compete with EVC for three (3) years following such termination date.

  19. Any modification to this Agreement shall be mutually agreed upon by the parties hereto and shall be incorporated in a written amendment to this Agreement, signed by their respective executive officers.

  20. No rights or obligations of CWE under this Agreement, including but not limited to the right to receive money pursuant to the terms above, shall be assignable without the prior written consent of EVC. No rights or obligations of EVC under this Agreement, including but not limited to the obligations to provide distance learning courses and provide video conferencing software and systems, pursuant to the terms above, shall be assignable without the prior written consent of CWE.

  21. This Agreement shall be binding upon and inure to the benefit of the parties.

  22. Any notice or other communication required or permitted to be given a party hereunder shall be in writing and service thereof shall be deemed completed when personally delivered or if sent by registered or certified mail five (5) days after the date of posting in the U.S. mail, a properly addressed envelope containing such notice to the party. The respective initial address of the parties shall be as follows:

       Educational Video Conferencing,  Inc.
       Attn: Dr. John J. McGrath,  President
       35 East Grassy Sprain Road
       Yonkers, NY 10710

       Consortium for Worker  Education
       Attn:  Robert G. Norris, Deputy Executive Director
       275 7th Avenue, 27th Floor
       New York, NY 10001

       Notice may be sent to such other address as may from time to time be designated in writing by the respective parties, with notice of change provided in the manner aforesaid.

  23. The laws of the State of New York shall govern the interpretation, performance and enforcement of this Agreement.

  24. The parties hereto shall not be liable to the other or any third party for any failure to perform their respective obligations under this Agreement due to any cause not withing their respective control, including, but in no way of limitation to fire, strike or Acts of God.

  25. This Agreement embodies the complete agreement between the parties and supersedes all proposals, correspondence, and conversations heretofore made or had by or between the parties hereto.

  26. The waiver by either CWE or EVC of any breach, or of any term, condition or agreement herein, or of a right of termination hereunder, shall not thereafter be deemed to be a waiver of any subsequent breach, or of the same, or any other term, condition or agreement herein, or of the same, or any other right of termination hereunder.

  27. This Agreement may be executed in counterpart copies, and such copies shall thereupon be exchanged so that each party will have a copy of the Agreement signed by the other. All such counterpart copies shall be deemed originals of this Agreement.

       IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.



       CONSORTIUM FOR WORKER                      EDUCATIONAL VIDEO
       EDUCATION                                  CONFERENCING, INC.


       By:/s/ Robert G. Norris                   By:/s/ John J. McGrath
          -------------------------                 ------------------------
          Robert G. Norris                          Dr. John J. McGrath
          Deputy Executive Director                 President