Form 10QSB
period 1999-09-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 1999-11-12
CIK 1065591

Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999

( )       Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange   Act  of  1934
          For  the   transition   period   from
          _______________ to ________________

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

                                 (914) 787-3500
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,347,243 shares of Common Stock as of November 1, 1999.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1.           Financial Statements                                    Page

Balance Sheet as of September 30, 1999 (unaudited) and as of
December 31, 1998 (audited)                                                 3

Statement of Operations for the three and nine month periods
ended September 30, 1999 and  September 30, 1998 (unaudited)                4

Statement of Cash Flows for the nine month periods ended
September 30, 1999 and September 30, 1998 (unaudited)                       5

Notes to Financial Statements                                             6-7

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations

Third Quarter Developments                                                  7

Comparison of the three month periods ended
 September 30, 1999 and September 30, 1998                                  9

Comparison of the nine month periods ended
 September 30, 1999 and September 30, 1998                                 10

Liquidity and Capital Resources                                            10

Year 2000 Compliance                                                       11

Forward-Looking Statements and Risk Factors                                11

                                     Part II

                                Other Information

Item 3. Changes in Securities and Use of Proceeds                          12

Item 6. Exhibits and Reports on form 8-K                                   12

Signatures                                                                 13

Exhibit Index                                                              14

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                                  BALANCE SHEET

                                                                                September 30, 1999     December 31, 1998
                                                                                    (unaudited)            (audited)
                                           Assets

Current Assets:
         Cash and cash equivalents..............................................  $ 9,919,704              $914,700
         Accounts receivable, net of allowance for doubtful accounts
          of  $60,000 and $35,000 respectively..................................      315,371               226,776
         Prepaid expenses and other current assets..............................      252,000                80,846
                                                                                  ------------          ------------
Total current assets............................................................    10,487,075             1,222,322
                                                                                  ------------          ------------

Property and equipment, net.....................................................     2,769,118             1,405,150
                                                                                  ------------          ------------

Deferred Income Tax Asset, net of valuation allowance ..........................

Other assets ...................................................................        72,503                 7,832
Deferred offering costs.........................................................          ---                900,000
                                                                                  ------------          ------------
Total assets....................................................................    13,328,696             3,535,304
                                                                                  ============          ============

                           Liabilities and Stockholders' Equity

Current Liabilities:
         Accounts payable and accrued expenses..................................       783,158               920,643
         Current maturities of capitalized lease obligations....................        15,717                 ---
                                                                                  ------------          ------------
Total current liabilities.......................................................       798,875               920,643
Capitalized lease obligations, net of current maturities........................        54,152                 ---
                                                                                  ------------          ------------
Total liabilities...............................................................       853,027               920,643
                                                                                  ------------          ------------

Commitments

Stockholders' Equity:
          Preferred stock - $.0001 par value; authorized 1,000,000 shares, none issued....
          Common  stock - $.0001 par  value;  authorized  20,000,000  shares, issued and outstanding 4,347,243 shares and 3,008,909 shares,
          respectively..........................................................           435                   301
          Additional paid-in capital............................................    19,463,691             6,064,920
          Accumulated deficit...................................................   ( 6,988,457)           (3,450,560)
                                                                                  ------------          ------------
Stockholders' equity............................................................    12,475,669             2,614,661
                                                                                  ------------          ------------
Total liabilities and stockholders' equity......................................  $ 13,328,696           $ 3,535,304
                                                                                  ============          ============


                       See Notes to Financial Statements

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                         Three months ended         Nine months ended
                                                                   September    September     September     September
                                                                   30,  1999    30, 1998      30, 1999      30, 1998
                                                                   ---------    --------      ---------     --------

Net revenue.................................................      $  137,630   $  35,324     $  477,425   $  174,495
Interest income.............................................         133,169      28,071        330,398       39,620
                                                                  ----------   ---------     ----------   ----------

Total revenue...............................................         270,799      63,395        807,823      214,115
                                                                  ----------   ---------     ----------   ----------

Operating expenses:
    Cost of sales...........................................          44,931      54,220        176,537      147,629
    Salaries and benefits...................................         994,828     507,782      2,108,007    1,027,416
    Marketing, brochures and student registration costs.....         320,889     126,010        794,221      314,683
    Professional fees.......................................          57,912      13,987        118,521       52,963
    Interest and financing costs............................           2,570      22,276          2,570      107,822
Depreciation................................................         129,511      49,109        289,510      159,304
Other.......................................................         346,819     126,355        856,354      263,895
                                                                  ----------   ---------    -----------   ----------

Operating expenses..........................................       1,897,460     899,739      4,345,720    2,073,712
                                                                  ----------   ---------    -----------   ----------
Net loss....................................................     $(1,626,661) $ (836,344)   $(3,537,897) $(1,859,597)
                                                                  ==========   =========     ==========   ==========

Basic loss per common share.................................         ($ 0.37)    ($ 0.30)        ($0.87)      ($0.74)
                                                                      ======      ======          =====        =====


Weighted average number of common shares outstanding               4,347,243   2,793,605      4,080,326     2,521,585
                                                                  ==========   =========      =========     =========




                       See Notes to Financial Statements

                      EDUCATIONAL VIDEO CONFERENCING, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine months ended
                                                                             September 30, 1999    September 30, 1998
Cash flows from operating activities:
Net loss.................................................................        $(3,537,897)         $(1,859,597)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation........................................................            289,510              159,304
     Amortization of debt issue costs....................................              ---                 81,903
     Allowance for doubtful accounts.....................................             25,000                7,000
     Common Stock issued for services....................................              ---                 10,500
Changes in operating assets and liabilities:
     Increase in accounts receivable.....................................           (113,595)            (114,419)
     (Increase) in prepaid expense and
        other current  assets............................................           (171,154)            (129,387)
     (Increase)/decrease in other assets.................................            (64,671)               6,460
     Decrease in accounts payable and
        accrued expenses.................................................           (137,485)            (276,475)
                                                                                 -----------          -----------
Net cash used in operating activities....................................         (3,710,292)          (2,114,711)
                                                                                 -----------          -----------
Cash flows used in investing activity:
     Purchase of property and equipment..................................         (1,580,140)            (174,086)
                                                                                 -----------          -----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock..........................         13,398,905            4,639,144
     Decrease/(Increase) in deferred offering costs......................            900,000             (155,000)
     Principal payments under capital lease obligations..................             (3,469)
     Repayment of notes payable..........................................              ---               (110,177)
     Expenses incurred in the conversion of notes payable
        to common stock..................................................                                 (36,683)
Net cash provided by financing activities................................         14,295,436            4,337,284
                                                                                 -----------          -----------
Net increase in cash and cash equivalents................................          9,005,004            2,048,485
Cash and cash equivalents at beginning of period.........................            914,700              127,279
                                                                                 -----------          -----------
Cash and cash equivalents at end of period...............................       $  9,919,704          $ 2,175,764
                                                                                 ===========          ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest............................             ---            $     45,289
                                                                                 -----------          -----------

Supplemental schedule of non-cash investing and financing activities:
     Conversion of notes payable to common stock.........................             ---             $   285,000
                                                                                                      -----------
     Capital lease obligations incurred..................................       $     73,338              ---
                                                                                 -----------


                       See Notes To Financial Statements

                          Notes to Financial Statements
                                   (unaudited)

Note 1 - Business and Basis of  Presentation

Educational Video Conferencing, Inc. ("EVCI") is a leading high bandwidth and Internet aggregator of educational content. EVCI delivers accredited college courses, certificates and degree programs, as well as professional development programs to corporations, government agencies, community groups, and the public at large. With live interactive multimedia video conferencing, the instructor can see and hear the students as the students see and hear the instructor, and communicate with the instructor and other students. EVCI can deliver courses and programs to conference and training rooms equipped for video conferencing and to any personal computer that has been equipped with video conferencing capability.

EVCI believes it is the only company in the world to develop and utilize a proprietary network and system of hardware and software which can deliver live interactive two-way video conferencing at 30 frames per second (broadcast-quality) over high speed Internet connections that include digital subscribers lines ("DSL"), cable modems and satellite. EVCI also believes it is the first company to market the services it provides to recipients of education content within and outside of the US. EVCI provides its customers with access to education providers and the marketing and administrative services necessary to recruit and enroll students and deliver courses and programs to them. EVCI receives a fee based on tuition payments received by the education provider, typically after completion of courses.

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

EVCI's results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period and should be read in conjunction with the audited financial statements of EVCI as of December 31, 1998 and for the year then ended and the notes thereto in the prospectus dated February 23, 1999 that was included in EVCI's Registration Statement filed on Form SB-2 (Registration No. 333-66085).

The information in this report gives effect to a one-for-two reverse split of the common stock effective February 23, 1999.

Note 2 - Initial Public Offering

See item 3 of Part II for information about the use of the proceeds of EVCI's initial public offering that was completed in the first quarter of 1999 ("IPO").

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

Note 4 - Revenue Recognition

EVCI recognizes income ratably over the semester in which courses are given and as services are performed. Unearned revenue from advance student billings is netted against accounts receivable for financial statement reporting. For the most recent semester beginning in September 1999, advance billings amounted to $220,000, which amounts are expected to be recognized as revenue over the related semester.

Note 5 - Income Taxes

No provision for income taxes has been made for all periods presented since EVCI had net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1999. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from EVCI's net operating losses, EVCI has recorded a full valuation allowance for the deferred asset as of September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 1998 included in EVCI's prospectus dated February 23, 1999 and in conjunction with the financial statements and notes thereto for the three and nine-month periods ended September 30, 1999 and 1998 included in Item 1 of this report.

Third Quarter Developments

EVCI continued to implement its business strategy during the third quarter by focusing on the following: (1) entering into long-term contracts with education providers, (2) entering into long-term contracts with corporations and government institutions, (3) pursuing programs to deliver courses to the economically disadvantaged, (4) deploying EVCI's proprietary, live, two-way, multi-point video conference distance learning equipment and software that is expected to commence delivering courses over high speed Internet connections during the first quarter of 2000, (5) signing co-marketing agreements with telecommunications carriers and others with significant customer or constituent bases, and (6) continuing to build its corporate infrastructure.

EVCI signed multi-year agreements with St. Johns University (College of Business), Concordia College and Touro College , Touro University College and Touro University International. EVCI can offer courses and programs from 14 sources: Adelphi University, The College of Insurance, Mercy College, Manhattan College, Concordia College, Kaplan Educational Centers, Inc., Lesley College, St. Johns University (College of Business), Touro College, Touro University International, Touro University School of Health, Touro Law School, Dearborn
(TM), and Axess Point.

EVCI extended its Lockheed Martin and Merrill Lynch "Telecommute to College" programs. Lockheed began a new educational program at its Lockheed Martin Tactical Aircraft Systems (LMTAS) division in Goodyear, AZ and in San Jose, CA. By signing a multi-year agreement with Merrill Lynchs' Financial Services Operations Systems, EVCI is expanding its offerings to employees of Merrill Lynch Global Training and Development in Englewood, CA, Jacksonville, FL, Somerset, NJ and Worsham, PA.

EVCI signed a multi-year agreement with the Board of Education of the City of New York (NYCBoE) to offer its "Telecommute to College" program, starting with School District 10 in the Bronx. Under this program, and a similar agreement executed in the 2nd quarter with the City of Rochester, New York, EVCI is offering area residents, district employees and school students access to a wide variety of educational content, including accredited graduate and undergraduate college degree programs and non-degree courses, professional development programs, test preparation, AP courses, and K-12 after school programs.

EVCI signed a multi-year agreement with the Atlantic District Lutheran Church Missouri Synod to start offering EVCI's "Telecommute to College" program to no fewer than 10 churches starting in the first quarter of 2000. Under this and similar "outreach programs," EVCI can reach unemployed or underemployed individuals, who can qualify for substantial tuition assistance, by delivering courses and programs to the facilities of community based organizations in economically disadvantaged areas.

EVCI and Bell Atlantic Network Services, Inc., a subsidiary of Bell Atlantic (NYSE: BA), entered into a multi-year joint marketing agreement whereby Bell Atlantic will bundle the marketing of educational content delivered by EVCI with Bell Atlantic's marketing of its high-speed digital subscriber lines (DSL's) to Bell Atlantic's existing and potential DSL corporate and home customers in a 13 state area within the Northeast and Mid Atlantic regions. Marketing is expected to start in the 1st quarter of 2000. EVCI will provide sales, technical and training sessions regarding its services to the Bell Atlantic's marketing and technical personnel. Bell Atlantic will receive a commission on any direct sales or referrals that result in revenue for EVCI.

EVCI and We Media, Inc. entered into a multi-year agreement whereby We Media committed $7.5 million over five years, $1.5 million a year, to promote EVCI educational content to Americans with disabilities, their families and friends. We Media will promote EVCI through its publications and web site and radio and television advertising. EVCI also entered into an additional multi-year agreement with We Media, providing for We Media to market EVCI services to not-for-profit organizations servicing the disabled, their family and friends. Under each agreement, EVCI and We Media will share revenues received by from student enrollments and not-for-profit organizations.

EVCI signed a multi-year co-marketing agreement with the Excite @Home Network (NASDAQ:ATHM) to provide Excite@Home consumers, cable subscribers, and others access to programs offered by EVCI's education providers over the @Work and @Home high-speed Internet network. @Home's Media Services and EVCI will initially develop advertising that will bundle offerings of educational content delivered by EVCI over video enabled computers with the @Work Remote high-speed Internet service. These and additional creative services and the placement of the resulting advertising on the @Home and Excite portal's will be purchased by EVCI at discounted rates.

EVCI created a sports division that is being headed by Carl Banks, former New York Giants' linebacker, and will initially target professional athletes who want the courses and programs EVCI can deliver.

Three months ended September 30, 1999 (third quarter of 1999) compared with the Three months ended September 30, 1998 (third quarter of 1998)

Net revenues increased by 290% to $137,630 in 1999 from $35,324 in 1998 due primarily to a 262% increase in student course enrollment, which increased to 790 in 1999 from 218 in 1998. To increase the rate and amount of student enrollment, EVCI has been (i) increasing the number of student recruiters (by 7 during the quarter), (ii) working more closely with education providers and customers to implement and administer their agreements with EVCI, (iii) focusing on obtaining education providers with national and international reputations or regional appeal outside of the Northeast, (iv) focusing on increasing corporate training programs, and (v) providing training to EVCI's co-marketing partners regarding student recruitment.

Interest income increased to $133,169 in 1999 from $28,071 in 1998 due to the investment of the proceeds from the IPO.

Cost of sales decreased to $44,931 in 1999 from $54,220 in 1998 due primarily to the reduced usage rates for operating EVCI's multipoint conferencing units, which enable live, interactive multimedia communications between three or more end points.

Salaries and benefits increased by 96% to $994,828 in 1999 from $507,782 in 1998 primarily due to the increase in EVCI staff during the quarter by 15 to 45 as compared to 19 in 1998. The 15 additional employees are engaged as follows: 4 in sales, 6 in recruiting, 3 in operations, 1 in business development and 1 in administration. Also, the bonus accrual increased to 250,000 in 1999 from $100,000 in 1998.

Marketing, brochures and student registrations costs increased to $320,889 in 1999 from $126,010 in 1998 due primarily to costs required to market EVCI's services to an increasing number of potential students.

Professional fees increased to $57,912 in 1999 from $13,987 in 1998 primarily due to legal fees resulting from our becoming a public company.

Interest and financing costs of $2,570 in 1999 relates to interest on capital lease obligations and interest and financing costs of $22,276 in 1998 relates to private placements in 1997 of debt that was retired in 1998.

Depreciation increased to $129,511 in 1999 from $49,109 in 1998 as a result of purchases of videoconferencing equipment and equipment to test the delivery of classes, using EVCI's proprietary software, that are delivered via high speed Internet connections.

Other expenses increased to $346,819 in 1999 from $126,355 in 1998 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVCI's growth.

Nine Months ended September 30, 1999 (first nine months of 1999) compared with the nine months ended September 30, 1998 (first nine months of 1998)

Net revenues increased by 174% to $477,425 in 1999 from $174,495 in 1998 due primarily to a 213% increase in student course enrollment, which increased to 1,386 in 1999 from 443 in 1998. To increase the rate and amount of student enrollment, EVCI has been (i) increasing the number of student recruiters (by 9 during the nine months), (ii) working more closely with education providers and customers to implement and administer their agreements with EVCI, (iii) focusing on obtaining education providers with national and international reputations or regional appeal outside of the Northeast, (iv) focusing on increasing corporate training programs, and (v) providing training to EVCI's co-marketing partners regarding student recruitment.

Interest income increased to $ 330,398 in 1999 from $39,620 in 1998 due to the investment of the proceeds of the IPO.

Cost of sales increased to $176,537 in 1999 from $147,629 in 1998 due primarily to the cost of the increased communications usage associated with operating EVCI's multipoint conferencing units, which enable live, interactive multimedia communications between three or more end points.

Salaries and benefits increased by 105 % to $2,108,007 in 1999 from $1,027,416 in 1998 primarily due to the increase in EVCI staff to 45 in 1999 from 19 in 1998. The additional 26 employees are engaged as follows: 8 in sales, 11 in recruiting, 4 in operations, 1 in development and training, 1 in business development and 1 in administration. Also, the bonus and commission accrual increased to $250,000 in 1999 from $100,000 in 1998.

Marketing, brochures and student registration costs increased to $794,221 in 1999 from $314,683 in 1998 due primarily to costs required to market our services to an increasing number of potential students.

Professional fees increased to $118,521 in 1999 from $52,963 in 1998 primarily due to legal fees resulting from our becoming a public company.

Interest and financing costs of $2,570 in 1999 relates to interest on capital lease obligations and interest and financing costs of $107,822 in 1998 relates to private placements in 1997 of debt that was retired in 1998.

Depreciation increased to $289,510 in 1999 from $159,304 in 1998 as a result of purchases of videoconferencing equipment and equipment to test the delivery of classes, using our proprietary software, that are delivered via high speed Internet connections

Other expenses increased to $856,354 in 1999 from $263,895 in 1998 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVCI's growth.

Liquidity and Capital Resources

The  gross  proceeds  from  sales  by EVCI of its  common  stock  in the IPO was
approximately   $16,060,000   and  the  net   proceeds   received  by  EVCI  was
approximately $13,399,000.

Capital expenditures for the nine months ended September 30, 1999 increased to $1,580,140 compared to $174,086 for the nine months ended September 30, 1998. This increase was directly attributable to purchases of video conferencing equipment required at EVCI's education providers' and our corporate customers' sites where EVCI's video conferenced programs are offered and for the purchase of equipment to test EVCI's proprietary network that significantly facilitates teaching classes via EVCI's video conferencing systems using high speed Internet connections. EVCI will continue to use its cash resources as needed to implement the plan of operations described in its IPO prospectus.

EVCI anticipates, based on current plans and assumptions relating to its operations, that the proceeds from its IPO will be sufficient to satisfy its cash requirements for at least the next 9 months. EVCI expects to require additional funding in order to operate and grow and is considering various available options. If, however, EVCI is underestimating its cash requirements, EVCI will require additional debt or equity financing sooner. There can be no assurance that any such required debt or equity financing will be available on acceptable terms.


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

EVCI uses recent releases of "off the shelf" software applications and operational programs that are certified by the manufacturers to be year 2000 compliant. EVCI has contingency plans to deal with unanticipated year 2000 problems including backing up its database and financial and accounting records and alternative ways of handling scheduling problems resulting from failures of its multi-point conferencing unit. EVCI has been advised by its education providers that they are year 2000 compliant and that they have contingency plans in place to back up their accounting and financial records.

Publicly available information obtained by EVCI about its corporate customers and telecommunications providers indicates they are making significant efforts to be year 2000 compliant and are also developing contingency plans to deal with unanticipated problems.

At this time, EVCI fully expects to be year 2000 compliant and believes that its education providers and corporate customers and its significant vendors have taken, or are taking, the steps necessary to be in compliance by the year 2000. Nevertheless, significant uncertainties remain about the affect on EVCI of third parties who are not year 2000 compliant.


Forward-Looking Statements and Risk Factors

This Form 10-QSB contains forward looking statements that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate", "estimate", "expect", "will", "could", "may", and similar words are intended to identify forward-looking statements. Such statements reflect EVCI's current views with respect to future events and are subject to certain assumptions, risks and uncertainties. These include: co-marketing efforts may not substantially increase student enrollment; EVCI may not be able to obtain education providers with the national, international or regional reputations necessary to significantly increase demand for EVCI's services; competition is likely to increase; and the other specific risk factors described in EVCI's IPO prospectus, beginning on page 5. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by these forward-looking statements. EVCI undertakes no obligation to update these forward-looking statements and information.

                                     PART II

                                OTHER INFORMATION

Item 3.  Changes in Securities and Use of Proceeds

Through September 30, 1999, the net proceeds of the IPO has been used as follows:

    Cash and investment grade obligations                          $  9,920,000*
    Purchasing and installing video conferencing equipment            1,600,000
    Marketing                                                           540,000
    Hiring and training additional personnel                            206,000
    Other working capital and operating  expenses                     1,133,000
                                                                   ------------
                                                                   $ 13,399,000
                                                                   ============


    * At  September   30,1999.   Cash  in  non-interest   bearing  accounts  was
      approximately $22,000. .


Item 6.  Exhibits and Reports on Form 8-K

The  exhibits  filed as a part of this  report  are  listed in the  accompanying
Exhibit Index.

                                Draft - 11/09/99

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EDUCATIONAL VIDEO CONFERENCING, INC.




Dated: November 12, 1999                    By:    /s/ Richard Goldenberg
                                               ---------------------------------
                                                 Richard Goldenberg
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                                  EXHIBIT INDEX

 10.7(a)  -    Agreement  between the Registrant  and Merrill  Lynch,  Pierce,
               Fenner  & Smith  Incorporated  for the  Offering  of  Interactive
               Televideo  Courses and Distance  Learning Programs dated June 30,
               1999.

 10.35     -   Video  Conferencing  and  Telecommunications  Services  Agreement
               dated as of July 1, 1999 between the Board of Education of the City School District of the City of New York on behalf of Community District No. 10 and the Registrant.

 10.36     -   Agreement  between the Registrant and Atlantic  District Lutheran
               Church  Missouri Synod for the Offering of Interactive  Televideo
               Courses dated July 21, 1999.

 10.37     -   Letter Agreement between  Excite@Home  Network and the Registrant dated July 26, 1999.

 *10.38    -   Agreement  between the Registrant and Concordia College for the
               Offering of Interactive  Video  Conferenced  Courses dated August
               19, 1999.

*10.39(a)  -   Agreement  dated August 26, 1999  between We Media,  Inc. and the
               Registrant.

*10.39(b)  -   Agreement dated September 22, 1999 between We Media, Inc. and the
               Registrant.

*10.40     -   Co-Marketing  Agreement  dated  September  1,  1999  between  the
               Registrant and Bell Atlantic Network Services, Inc.

*10.41    -    Agreement  dated  September  1, 1999 between the  Registrant  and
               Touro   College   and   Touro   University   College   and  Touro
               International.

*10.42    -    Agreement  between the Registrant  and St. John's  University for the Offering of Interactive Video Conferenced and  Internet-Based
               Courses dated September 24, 1999.

27        -    Financial Data Schedule

 [*]           Confidential   treatment  has  been  requested  with  respect  to
               portions of this exhibit.

     *Confidential treatment has been requested with respect to portions of this exhibit.