Form 10-K
period 1999-12-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2000-03-30
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

     [ ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                        Commission file number 001-14827

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                 (Name of small business issuer in its charter)

                         Delaware                                 061488212
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)               Identification No.)

            35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710
                   (Address of principal executive offices) (Zip code)

             Issuer's telephone number, including area code: (914) 787-3500

             Securities registered under Section 12(b) of the Exchange Act:

            Title of each class       Name of each exchange on which registered
               Common Stock,                  Boston Stock Exchange
         $.0001 par value per share           Pacific Exchange, Inc.

             Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock,

                             $.0001 value per share

                             ----------------------
                                (Title of class)

     Check  whether the issuer:  (1) filed  all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.  Yes X
No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $1,190,422.

     As of March 1, 2000, the aggregate market value of the issuer's common equity held by non-affiliates was $95,702,009, based on the closing price of $31.50 for its common stock on the Nasdaq Small Cap Market on March 1, 2000.

     4,347,243 shares of the issuers common stock were outstanding as of March 1, 2000.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Formats (check one): Yes___  No_X_

                                Table of Contents

PART I.......................................................................1

   Item 1. Description of Business...........................................1
   Item 2. Description of Property..........................................17
   Item 3. Legal Proceedings............... ................................17
   Item 4. Submission of Matters to a Vote of Security Holders..............17

PART II.....................................................................18

   Item 5. Market for Common Equity and Related Stockholder Matters.........18
   Item 6. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................18
   Item 7. Financial Statements.............................................23
   Item 8. Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosures............................................23

PART III....................................................................23

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act............23
   Item 10. Executive Compensation..........................................27
   Item 11. Security Ownership of Certain Beneficial Owners and Management..30
   Item 12. Certain Relationships and Related Transactions..................32
   Item 13. Exhibits and Reports on Form 8-K................................32

SIGNATURES..................................................................38

INDEX TO FINANCIAL STATEMENTS..............................................F-1

                                     PART I

Item 1.  Description of Business

General

     Educational Video Conferencing, Inc. is a leading aggregator and distributor, via live interactive video conferencing systems, of accredited college courses and degree programs, as well as corporate training, professional development and continuing education programs. The instructor can see and hear the students as the students see and hear the instructor and communicate with the instructor and other students at multiple locations. Educational content is currently being delivered by EVCI over high speed point-to-point or multi-point digital data lines (T-1 or ISDN). EVCI is deploying its proprietary broadband network design which, using Internet Protocol infrastructure technology, permits EVCI to continue to provide two-way multi-point, multi-media voice, video and data transmissions, including over the Internet, but with controlled bandwidth and throughput. Using its broadband network design, EVCI can deliver educational content at 30 frames per second (broadcast quality) through DSL, ATM, T-1 lines, cable modems or satellite.

     EVCI can deliver content to conference and training rooms and desktop computers equipped with video conferencing capability. EVCI believes that its distance learning technology and content delivery services comes closest to replicating the classroom experience. EVCI also provides the consultative, marketing and administrative services necessary to recruit and enroll students and deliver courses and programs to them.

     EVCI presently can offer more than 2,100 courses and 200 degree programs from education providers that include St. John's University, Adelphi University, Clemson University, Manhattan College, The College of Insurance, Mercy College, Concordia College, Touro University International, Interboro Institute and Kaplan Educational Centers. Commencing in the Fall 2000, EVCI expects to begin offering courses and programs provided by San Francisco-based Golden Gate University and by Interboro Institute, a two year college in New York City that EVCI has owned and operated since January 2000. EVCI can also offer over 1,000 training, professional development, and continuing education courses from several providers. Since beginning to offer courses in February 1998, EVCI has delivered 237 classes that have resulted in 3,246 completed courses. EVCI is currently delivering 1,176 courses to 91 sites located in more than 15 cities. This includes 51 asynchronous courses being delivered via the Internet.

         EVCI customers include:

         o Major Corporations, including Citibank, N.A., American International Group, Inc., Merrill Lynch & Co., Inc., Reliance National, Travelers Indemnity Company, and Lockheed Martin Corp.

         o  Community  outreach  programs  in New York City and  Rochester  with
            economically   disadvantaged   constituents   who  can  qualify  for
            substantial tuition grants.

         o The City of Rochester School District and the Board of Education of the City of New York School (school district 10).

     EVCI has co-marketing agreements with Bell Atlantic and @Home Network that will give EVCI marketing access to more major corporations and more than 75 million U.S. households. EVCI also has a co-marketing agreement with We Media, Inc. that gives EVCI marketing access to 54 million disabled Americans.

     EVCI was organized in March 1997. EVCI completed an underwritten initial public offering of its common stock in the first quarter of 1999. EVCI maintains a world wide web site at www.evcinc.com. This reference to EVCI's world wide web site address does not constitute incorporation by reference of the information contained therein.

Forward Looking Information

     This Form 10-KSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipate," "estimate," "expect," "will," "could," "may," "is targeting" and similar words are intended to identify forward-looking statements. EVCI's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including (i) insufficient demand for EVCI's content and broadband services, (ii) delays in rolling out co-marketing programs or in implementing existing customer agreements, (iii) delays in deploying EVCI's broadband network, (iv) an inability to satisfy demand for EVCI's content or broadband services, (v) the need for additional capital to operate and grow,
(vi) competition, and (vii) dependence on EVCI's chairman, president and other management. Should any one of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. EVCI undertakes no obligation to update forward-looking statements.

Distance Learning Industry Overview

     There are two main categories of distance learning: synchronous and asynchronous. In the synchronous model, students and instructors interact in real time via virtual classrooms, using a combination of delivery methods. The asynchronous approach provides self-paced learning. The student can choose from a variety of media, complete the coursework according to the class syllabus or outline, then submit the competed material to the instructor for evaluation.

     Online learning has opened many options, including the ability to download course content from a virtual classroom using a Web browser; interaction with instructors and fellow students via chat rooms, e-mail or audio; participation in videoconferencing-based sessions; and access to online labs and simulations and real-time updates to course content. In addition, offline computer based training, using CD-roms and audio and video cassettes continue to be readily available.

     A  number  of  national,  economic,   demographic  and  social  trends  are
contributing to the growing demand for career oriented education that can be accessed remotely via high speed Internet and telecommunications lines.

     Recognition of need for training and professional development continuing education. EVCI believes that employers recognize the need for continuous enhancement of employee education and skill levels and that employees recognize that training, professional development are essential to maintaining and advancing their employment position and, consequently, their standard of living. According to the October 1999 issue of Training magazine, corporations with over 100 employees budgeted approximately $62.5 billion for training in 1998 compared to approximately $48.2 billion in 1992.

     Increasing demand for remote access to education and training. Burdened by the competing and stressful time demands of work and family, adults increasingly want education and training that can be accessed remotely from the workplace or home. According to a recent report published by International Data Corporation, the number of college students enrolled in distance learning courses will reach
2.2 million in 2002 as compared to 710,000 in 1998.

     Fastest growing occupations. EVCI believes that the continuing shift from unskilled to skilled jobs in the U.S. results from, among other things, the transformation of the U.S. economy from an industrial to a knowledge-based economy and increased competition for such jobs. The U.S. Bureau of Labor Statistics' 1998-99 Occupational Outlook Handbook indicates that of the 25 occupations with the largest and fastest employment growth, high pay and low unemployment, 18 will require at least a bachelor's degree and are projected to grow nearly twice as fast as the average for all occupations.

     Additional sources of revenue. Education providers are seeking additional sources of revenue and recognize that increasing adult student enrollment, using distance learning technologies, is an important opportunity for economic growth.

     Funding. Corporate and federal and state tuition assistance programs are available to pay training and tuition costs. In addition to budgets for employee training, many corporations have budgets to pay for their employees' elective higher education through tuition reimbursement or direct payment plans. Typically, these plans reimburse employees or pay for courses at any accredited academic institution as long as the course has some relevance to the employee's job and the employee achieves a specified grade. The availability of grants for qualified non-traditional students presents other important market opportunities for distance learning via video conferencing.

Strategy

     EVCI's  primary  goal is to become the  leading  worldwide  aggregator  and distributor of educational content via broadband high speed networks and interactive video conferencing systems. As a result of the positive reception EVCI is receiving to its broadband network design, EVCI recently decided to apply its technology to create broadband networks that can be used, and licensed to others, by EVCI. EVCI is pursuing its goals by:

o Using the best and readily available technology. EVCI was conceived on the principle of providing access to quality education and training with locational convenience. User demand for improvement in the quality and consistency of video conferencing, motivated EVCI to design its proprietary broadband network. While EVCI believes its network design is currently the only available technology that can simultaneously deliver broadcast quality video, audio and data over high speed connections (while controlling bandwidth and throughput to the recipient), EVCI is not predisposed to any single technology. EVCI is focused on identifying and using the most state-of-the-art voice, data and image technology that is available to distribute educational content.

o Making alliances with telecommunications, cable and Internet service providers. EVCI seeks alliances with telecommunications, cable, Internet access providers and affinity groups that have large customer bases, can benefit from bundling EVCI's content and video conferencing services with their product or service offerings, and have large sales forces that EVCI can train to sell EVCI's services.

o Growing through selected acquisitions, joint ventures and strategic investments. EVCI frequently evaluates potential acquisitions, joint ventures and strategic investments as a means to obtain additional customers or education providers, improve the quality and efficiency of services, and generally accelerate the growth of EVCI's revenue base. In November 1999, EVCI became a founder and principal stockholder of Visiocom USA Incorporated, which is a provider to businesses, via the Internet and video conferencing, of one-on-one instruction on using business software and learning foreign languages. Seeking more content for EVCI's outreach customers, in January 2000, EVCI acquired Interboro Institute, a two-year college with a student body consisting mostly of non-traditional students who pay their tuition using federal and New York state tuition grants.

o Targeting major organizations for content delivery services. EVCI is primarily targeting organizations with more than 5,000 employees and that have significant budgets for employee training and professional development and for employee higher education. These organizations should also reimburse or pay at least 80% of higher education tuition costs, have policies to encourage their employees to pursue higher education and agree to actively promote EVCI's programs to their employees.

o Targeting major organizations requiring virtual private broadband networks. Of particular interest to EVCI in marketing its broadband network services are companies in knowledge based industries with multiple locations and significant training, data and information exchange requirements. Large corporations typically require better visual, voice and data connections and have the resources to build out their own networks. EVCI believes savings achievable from the locational convenience of training and personal development using video conferencing will facilitate the marketing of EVCI's broadband network services.

o Targeting more outreach programs. Encouraged by enrollment and retention rates, EVCI is dedicating more resources to accelerate the growth of its outreach customer base. EVCI expects to begin offering Interboro Institute programs via video conferencing in the Fall 2000, after obtaining required regulatory approval.

o Making alliances with providers of higher education, training and continuing education. EVCI seeks alliances with colleges and universities, training organizations and remediation and exam preparation services that offer courses and programs and have admissions policies fitting the needs, interests and qualifications of a broad cross-section of employers and their employees. EVCI is also targeting geographically dispersed education providers in order to gain greater recognition in regional markets and to be able to offer courses during more hours of each day as a result of time zone differences.

o Increasing emphasis on aggregating training content. EVCI's greater emphasis on aggregating training content is primarily motivated by the size of employer budgets for training (in comparison to their budgets for higher education), the higher priority given by employers for training than for higher education and the fact that payments to EVCI for its content aggregation, delivery and other services is not contingent upon a student's successfully completing the training.

o Staging the rollout of courses and programs. Increasing in stages the number of employees to whom courses are offered and the number of sites to which course are delivered enables EVCI to better determine which courses, programs and locations will have the greatest demand for enrollment. A staged rollout allows EVCI to use its resources more effectively to market to potential students and to seek contracts with a larger number of customers.

Services

         EVCI differentiates itself from other distance learning companies by functioning as a telecommunications, technology and marketing bridge between EVCI's customers and education providers. EVCI's comprehensive services encompass the technical, marketing and administrative services necessary to:

         o  offer courses and degree programs from multiple education providers;

         o  determine course and degree program preferences;

         o  recruit and enroll students;

         o  provide  and  install  video   conferencing   equipment  at
            education
            providers;

         o install or enhance the video conferencing systems of its customers when required;

         o train teachers how to teach effectively using interactive video conferencing systems (including by using charts, graphs, pictures, video tapes and presentation software) so as to maintain a student-centered, active learning environment;

         o  arrange for high speed data lines for signal transmission;

         o provide the multi-conferencing units required to permit live, interactive multimedia communications between multiple parties; and

         o coordinate the delivery of courses from the education providers to the students.

Broadband Network and Interactive Video Conferencing Systems

     EVCI network. EVCI has designed a proprietary broadband network that allows it to offer high-speed Internet Protocol communication for video, audio and data transmission, in several different formats, between numerous parties at diversified sites. The network design includes proprietary software, communications and network infrastructure, and hardware. This combination allows EVCI to transmit video over the network at 30 frames per second quality. EVCI expects its broadband network services will be available by the Fall 2000.

     The EVCI design uses broadband ATM standards, ATM core switches and lines leased from major carriers. EVCI transmits signals using Internet Protocol by creating a virtual circuit from the point of origin directly to the customer's premises while controlling the bandwidth at 416Kb. The network will allow EVCI to connect with end-users whether they use DSL, ATM, cable modem or Direct PC via satellite. The EVCI broadband network has universal application for all digital information.

     EVCI spent approximately $1,150,000 in 1999 and approximately $80,000 in 1998 in developing its broadband network design, including approximately $800,000 for equipment purchases.

     EVCI's Video conferencing system. The hardware for EVCI's interactive video conferencing systems is generally off-the-shelf equipment, currently manufactured by Intel, that is modified by EVCI's proprietary software. The basic end-user equipment involves either video kits or teamstations, depending on the requirements of the user. Both are functionally identical on the EVCI network. The Intel video kit is installed on any Pentium III, or better, desktop computer, loaded with the EVCI proprietary software. The Intel teamstations are also computer-based and have a larger monitor in order to facilitate use by larger groups. While the Intel equipment is readily available, equipment manufactured by others can be used with modified EVCI software.

     In addition to the standard voice video and data transmission, auxiliary equipment connected to the EVCI video conferencing equipment provides a number of other features. For example, the instructor can display visual presentations to the class using a separate document video camera or a VCR unit can be installed and used for pre-taped instructional material. A caller add-on feature can also be used to invite a subject matter expert to interact verbally with the class without having to be physically present. EVCI has not encountered any limitation on the types of subjects that can be taught by its interactive video conferencing systems.

     EVCI's proprietary software applications dictate the manner in which the video conferencing takes place. The software is a user friendly, Windows NT based, program developed by EVCI. The software varies depending upon the application and can be modified to address any foreseeable use of the EVCI network. The software is icon activated. EVCI's software currently permits the following applications:

         o Classroom. The visual image available to the student and instructor differ and different functionality is provided to the instructor and the student. The equipment is configured so that it can be used easily by instructors and students.

         o The instructor controls the class through the use of various icons on his/her screen. The instructor can control which and when students may speak. Students may be permitted to see, hear and talk to all attending class or the instructor may break the class into smaller sections where only those in the section can hear and talk to each other. A whiteboard can simultaneously be used by each student and the instructor. The instructor can access the Internet with the class and lead the class through web sites while controlling the web sites that the students access. Currently under development for EVCI, is software that will enable the instructor to test the students and assess the test results immediately.

            The student can see and hear the instructor and any other students called upon by the instructor. By clicking an icon, the student may "raise his or her hand" to get the instructor's attention and be called upon to comment on the material presented. Each student can share information with all the other students.

            To optimize educational attainment effectiveness, EVCI plans to limit delivery of courses using video-enabled desktop computers to approximately 24 students per class.

         o Training sessions. In the one-on-one or small group training sessions, EVCI's software interfaces allow the participants to fully share information, data, voice and video.

         o Seminars. Using the EVCI network, a seminar application allows several tiers of participation in a seminar. One group can participate live at the seminar while a second group can fully participate with live two-way interactive audio and video. A third group may participate with one-way video and audio and can simultaneously ask questions via e-mail while a fourth group may opt to receive only video or audio.

         o Selectivity. The caller can assign different rights to different participants. Some participants may have full audio and video rights and others may be limited to audio only participation. A stationary camera, focused on a specific target may also be included.

Customers

     EVCI is offering and delivering educational and training content to corporate customers, outreach programs and school districts.

     Corporations. EVCI currently delivers higher education courses to employees of Citibank, N.A., American International Group, Inc., Merrill Lynch & Co., Inc., Travelers Indemnity Company, Zurich Insurance Company (U.S. branch), Reliance National, General Reinsurance Corporation and Lockheed Martin Corp.

     Substantially all courses are being delivered to video conferencing room systems at the corporate customer's facilities at more than 91 sites in 15 cities. In the third quarter of 2000, EVCI expects to begin delivering courses to video enabled desktop computers located at the offices or homes of the employees of its corporate customers and the general public.

     Corporate customer agreements. Generally, EVCI's agreements with its corporate customers have terms of three to five years, are subject to automatic extensions and typically include the following provisions.

     o EVCI delivers courses over its corporate customers' existing installed base of video conferencing room systems. If surveys of the customer's employees indicate there is a sufficient demand for courses, EVCI will install or enhance equipment at the customer's site.

     o The customer reimburses its eligible employees or pays directly for the tuition cost of completed courses for which a specified grade is received. EVCI generally will not accept a corporation as a customer unless its policy is to reimburse or pay at least 80% of the tuition cost, although changes in the policy are within the customer's sole discretion. The student is ultimately responsible for payment of the tuition.

      o EVCI and the customer jointly market the available courses and programs to the customer's employees using material prepared and paid for by EVCI.

     Outreach programs. Economically disadvantaged students who can qualify for substantial federal and state tuition assistance are receiving educational content delivered by EVCI to the facilities of churches, community centers and schools. Courses are being delivered to sites located in the New York City and Rochester metropolitan areas. EVCI has a multi-year agreement, made in July 1999, with the Atlantic District Lutheran Church Missouri Synod under which EVCI will offer to deliver courses and programs to at least ten churches located primarily in the New York City metropolitan area. A similar agreement will enable EVCI to deliver courses and programs to National Baptist Churches in California.

     School districts. Under its multi-year agreements with the City of Rochester School District, made in December 1998, and the Board of Education of the City of New York (school district 10), made in July 1999, EVCI is offering area residents, district employees and school students access to educational content that includes accredited graduate and undergraduate college degree programs and non-degree courses, professional development programs, test preparation, advance placement courses and K-12 after school programs.

     Under co-marketing agreements described below under "Marketing and Sales," EVCI is, or will be, offering to distribute educational and training and professional development content to, among others, disabled Americans, existing and potential customers of Bell Atlantic and

@Home Network and members of unions participating in the programs offered by the Consortium for Worker Education.

Education Providers

     Higher education. Information about the principal colleges and universities providing courses and programs that are being, or will be, offered for remote delivery by EVCI to its customers follows.

     St. John's University College of Business offers courses leading to a Bachelor of Science and Master of Business Administration degrees, with specializations in finance, international business or marketing as well as non-credit courses in business. EVCI expects to begin offering in September 2000 courses and programs from St. John's University, College for Professional Studies, leading to a Bachelor of Science or Associate of Science degree, with specializations in 24 areas that include computer information systems, legal studies, sports management, television and film and communication arts.

     Clemson University's Office of Off-Campus, Distance and Continuing Education offers continuing education courses that include management, engineering, manufacturing, textiles, professional development for women and managing for diversity.

     Manhattan College offers courses leading to a Master of Science degree in electrical, computer and mechanical engineering.

     Adelphi University offers courses given by its School of Management and Business leading to a Bachelor of Business Administration, with a specialization in finance, human resources or marketing, and a Masters of Business Administration, with specialization in, among other areas, accounting, banking and financial markets, corporate finance and investments, international business, human resource management and personnel administration.

     Mercy College offers courses leading to a Bachelor of Science in Business with a specialization in banking, direct marketing, finance, general business, international business, marketing or management. Mercy College also offers courses leading to a Master of Science in direct marketing and a Master of Business Administration. In addition, EVCI recruits students who want to participate in Mercy College's Merlin program, an Internet asynchronous course delivery system. EVCI can in the future offer all of the Mercy College non-degree and degree courses in more than 75 areas that include education, health care, journalism, medical technology, veterinary technology and liberal arts and sciences.

     Concordia College offers degree courses leading to a Bachelor of Science in Business Administration and Bachelor of Arts in Behavioral Science. Concordia has an accelerated degree program that permits students with two years of college credit to obtain their degree within one year by attending class for 52 consecutive weeks.

     The College of Insurance offers courses leading to undergraduate and graduate degrees in insurance and risk management, along with courses leading to insurance certification or designation, with specializations in property and casualty, reinsurance, ocean marine, life-health and risk management. The College of Insurance also offers preparation courses for insurance licensing exams. An executive M.B.A. program is scheduled for initial delivery by Spring 2001.

     Touro University International offers courses leading to a Bachelor of Science in Business Administration, with specializations in finance, general management, internal auditing, health care management, information technology and tourism and hospitality. Touro University International also offers degree courses leading to a Master of Business Administration, and a Ph.D. in Business Administration or Health Sciences. One of the unique features of Touro University International is its cyber-library, which allows students to obtain textbooks for courses and do research via the Internet. EVCI can offer all other courses and degree programs provided by Touro University International.

     Touro College offers both non-degree and degree courses in business management and administration, computer science, education, human services, liberal arts and sciences, social sciences and psychology.

     Golden Gate University. Under a multi-year agreement, made in March 2000, EVCI can offer all of Golden Gate's undergraduate, graduate and doctoral degree programs and continuing education programs. Golden Gate has advised EVCI that approximately 70% of its approximately 7,700 students work full-time while attending classes and that, accordingly, its programs are career focused, contemporary, practical and based on real marketplace needs. Golden Gate offers courses leading to degrees which include concentrations in law, business administration, taxation, applied psychology, english, international relations, public administration, hospitality administration and tourism, computer information systems, e-commerce software engineering and telecommunications management. EVCI expects to begin offering Golden Gate courses in the Fall 2000.

     Interboro Institute. Seeking additional sources of educational content for its outreach programs, EVCI acquired Interboro in January 2000. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies Degree in Business Administration (accounting and business management), ophthalmic dispensing, paralegal studies, administrative secretarial arts (executive, legal, correspondence or medical secretary) and security services and management. Interboro Institute continues to operate as a campus college and will apply for New York state approval to provide content for remote delivery by EVCI beginning in the Fall 2000 semester.

     Interboro presently has approximately 700 students. Most of Interboro Institute's student body consist of non-traditional students who pay their tuition using Federal (Pell) and New York State (TAP) tuition grants.

     Training  and  professional   development.   Information   about  training,
     ------------------------------------------
professional developments and other content being offered by EVCI follows.

     Computer Generated Solutions, Inc. Under a multi-year co-marketing and education provider agreement, made in February 2000, CGS will market EVCI's services and EVCI will market CGS's information technology corporate training programs. Marketing is expected to begin in the second quarter of 2000. As a premier IBM business partner, and Microsoft solutions provider, CGS offers over 250 instructor-led courses, Web-based training, multi-media computer based training and custom-developed applications courses.

     Kaplan Educational Centers, Inc. Under a multi-year agreement, made in March 1999, EVCI is offering Kaplan's SAT and GMAT test preparation and K-12 after-school programs.

     Dearborn Institute. Under its agreement with Kaplan Educational Centers, Inc., EVCI is offering Dearborn securities and insurance licensing preparation, training and professional development courses.

     Visiocom USA Incorporated. EVCI and Visiocom USA will each market the other's services. Visiocom USA provides one-on-one individual and customized live software training directly to employees at their workplace. Courses include instruction on using Microsoft Office, Lotus Smart Suite, WordPerfect Office, Lotus Notes, the Internet, Java and the employer's proprietary software. EVCI is a founder and principal stockholder of Visiocom USA together with Visiocom Worldwide, S.A. under an agreement effective in November 1999.

     Corporate Scenes, Inc. Under a multi-year agreement, made in March 2000, EVCI will be offering professional development courses designed to enhance leadership skills. Course subjects include cultural diversity, team building, leadership training and handling conflict.

     Education provider agreements. EVCI's education provider agreements generally have terms of three to five years and are subject to automatic extensions and, in addition to the services provided by EVCI, typically include the following terms:

     o    The   education   provider   obtains  the   necessary   licenses   and
          accreditation  for course and  program  offerings.

      o Generally, the education provider is required to schedule courses between 8:00 A.M. and 11:00 P.M. Monday through Friday and 9:00 A.M. to 3:00 P.M. on Saturdays. The courses to be delivered by EVCI and their time slots are determined each semester by EVCI and the education provider. By adding Golden Gate University and other geographically dispersed education providers, EVCI can offer more course hours per day to students in other time zones.

      o For its services, EVCI receives a fee based on tuition payments actually received by the education provider.

      o Most of EVCI's education providers have agreed not to offer courses via competing interactive video conferencing systems to EVCI's corporate customers and their employees during the term of the education provider's agreement with EVCI and for one year after its termination.

       o  All of EVCI's  education  provider  agreements  were made since EVCI's
          IPO, except those with Adelphi University, Mercy College and The College of Insurance.

Marketing and Sales

     EVCI's chairman and president oversee the development of EVCI's marketing strategies and the conduct of sales activities. EVCI's sales force currently consists of 20 full-time employees and four independent sales representatives.

     Long-term relationships with customers, education providers and co-marketing partners are pursued by means of referrals and introductions by co-marketing partners and independent consultants, direct mail, telemarketing, and demonstrations of EVCI's video conferencing delivery method.

     Co-marketing   agreements.    Obtaining   and   implementing   co-marketing
agreements, such as those described below, are significant components of EVCI's strategy.

     Bell Atlantic. Under a multi-year co-marketing agreement, made in September 1999, EVCI will provide accredited college courses, degree programs and other training programs through synchronous, multi-point video conferencing technology while Bell Atlantic will market EVCI's services to both its existing and potential users of Bell Atlantic's digital subscriber lines (DSL). On February 14, 2000, Bell Atlantic and EVCI announced the introduction of Remote Learning Solutions, the distance learning solution that facilitates a "virtual" classroom using the video conferencing room systems or desk top computers. EVCI has been advised by Bell Atlantic that the Remote Learning Solutions campaign has been selected as one of Bell Atlantic's most significant marketing initiatives for the year 2000. Approximately 900 Bell Atlantic account executives will be trained to sell the Bell Atlantic/EVCI Remote Learning Solutions.

     Exite @Home Network. Under two multi-year co-marketing agreements, made in August and September 1999, Excite @Home and EVCI will market and promote EVCI throughout the @Home broadband Internet portal and Excite.com. EVCI's initial co-marketing initiative with @Home will be with the Excite @Work division of Excite @Home. EVCI and @Work will co-market EVCI education and training to the approximately 5,000 customers that have signed up for @Work broadband services. Additionally, EVCI and @Work will develop joint promotional brochures and joint sales initiative by bundling EVCI's content together with @Work broadband services. Excite @Home has advised EVCI that it has access, through cable television lines, to approximately 65 million households.

     We Media, Inc. Under a multi-year co-marketing agreement, made in August 1999, We Media committed $7.5 million over five years, ($1.5 million per year), to promote EVCI educational content to a market of approximately 54 million Americans with disabilities, their families and friends. We Media is promoting EVCI through its publications and web site and radio and television advertising. Under another multi-year agreement, made in September 1999, We Media is marketing EVCI services to not-for-profit organizations servicing the disabled, and their families and friends.

     Consortium for Worker Education. Under a multi-year co-marketing agreement, made in May 1999, EVCI can offer courses and programs to union members and dislocated workers. CWE has advised EVCI that, annually, over 32,000 employed and unemployed workers receive educational, skills training and re-employment services from CWE. EVCI is working with CWE on securing contracts with unions and corporations using CWE's services.

     edcor Data Services. EVCI is marketing edcor's tuition assistance processing services to EVCI's current and potential customers. edcor's services in educational and training administration include processing applications and registrations; identifying appropriate accredited colleges, universities and technical schools for students; preparing checks and reimbursing employees; making training site arrangements; and determining that employees receive training that contributes to the employer's goals. edcor plans to market EVCI's content and delivery services to edcor's current and potential customers. edcor currently provides its services primarily to approximately 70 Fortune 500 companies.

     AT&T Corp. The AT&T co-marketing agreement, made in September 1998, is being renegotiated as a result of AT&T's and EVCI's shift in focus from ISDN to broadband services.

     Marketing to students. EVCI assumes primary responsibility for marketing its education providers' courses and programs to potential students. EVCI produces promotional brochures and videotapes that may include or be accompanied by endorsements by management of its customers. Other marketing tools include using demand analysis surveys to collect demographic and preference data from a corporate customer's employees to determine the courses and programs to be offered. EVCI recently began outsourcing student admission counseling and enrollment under its agreement made in October 1999 with Learningforce, Inc.

Government Regulation

     Distance learning. Federal, state and local authorities, as well as independent educational accreditation organizations, have taken an increasing interest in distance learning in recent years. Federal departments and agencies are seeking to balance governmental interests in encouraging new technologies against other interests such as protecting the integrity of federally-funded educational programs and ensuring that the benefits of new technologies will be available to all Americans. State and local authorities are reevaluating licensing requirements and are joining multi-jurisdictional collaborative efforts to address complex issues that are unique to distance learning.

     Much of this activity reflects general governmental support for the needs and goals of distance learning providers. Several federal departments, including the Departments of Agriculture, Defense, Labor and Education, have authorized pilot programs that utilize or promote distance learning. These authorizations may provide additional sources of funding for EVCI and other distance learning companies.

     Other governmental and regulatory activities could have a less-favorable impact on EVCI's business. For example, the Higher Education Act imposes numerous restrictions on students and institutions participating in federal student financial aid programs. Lawmakers are reevaluating these restrictions in response to rapid advances in distance learning programs and technologies, but there can be no guarantee that the restrictions will be relaxed, or that the Department of Education, Congress or other state or local regulatory entity will not impose stricter or additional requirements on distance learning providers. Increased federal regulations, continued uneven licensing or approval processes by and among state governments or accreditation organizations, or changes to other laws, such as copyright or telecommunications laws, could increase EVCI's costs or make it harder for EVCI to attract and retain the educational providers upon which EVCI's business depends. All of these issues are in various stages of review throughout all levels of government. EVCI cannot predict the scope, outcome or impact on EVCI of these reviews, or the extent to which these reviews will be favorable or adverse to EVCI.

     Interboro Institute. EVCI has owned and operated Interboro Institute since January 14, 2000.

     Accreditation. The New York Board of Regents accredits Interboro. Accreditation provides the basis for (i) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students and (ii) qualification to participate in Title IV of the Higher Education Act.

     Following the acquisition of Interboro by EVCI, the Board of Regents approved the registration of Interboro's degree granting programs for a two-year period ending on or about December 31, 2002. Pursuant to Regents regulations governing a change of ownership, the Regents will issue degrees earned by Interboro students during this period. At a time yet to be determined by the Regents during this two-year period, it will review Interboro for purposes of reaccreditation and the return of degree granting authority to Interboro. As a result of Interboro's financial difficulties prior to its acquisition by EVCI, the Regents is requiring Interboro to continue to submit quarterly financial and related progress reports.

     Interboro's   Associate  of  Occupational  Sciences  degree  in  Ophthalmic
Dispensing is also accredited by the Commission of Opticianry. This degree program accreditation was last issued in March 1999 for a six year period.

     Pell grants. Interboro Institute's participation in the Pell Grant program subjects it to substantial regulatory oversight by the U.S. Department of Education under Title IV. For the period July 1, 1999 through January 13, 2000, approximately 38.3% of Interboro's revenue was derived from Title IV funding. During its fiscal year ended June 30, 1999, the percentage of funds derived from Title IV funding by Interboro was 42.5%.

     Aid under the Pell Grant and other Title IV programs is awarded on the basis of financial need, generally defined as the difference between the cost of attendance and the amount a student can reasonably contribute to that cost.

     Under the Pell program, Interboro is subject to frequent reviews and detailed oversight and must comply with a complex framework of laws and regulations. Periodic revisions of regulations and changes in interpretation of existing laws and regulations could affect Interboro's continuing eligibility to participate in the Pell Grant program.

    Factors that could affect Interboro's participation in the Pell Grant program include:

     o    Interboro  must satisfy  minimum  standards  established to assess its financial condition at the end of its fiscal year. Interboro anticipates it will be able to satisfy the minimum standard at the end of its current fiscal year.

     o Interboro could lose its eligibility to participate in Title IV if it receives in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges. Interboro's percentage of Title IV funds continues to be less than 45%.

     o Interboro cannot pay any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Interboro believes that its current method of compensating enrollment counselors complies with Title IV.

     o Interboro's participation in Title IV is based, in part, on satisfying administrative capability requirements.

     o Interboro's administration of Title IV funds is audited annually by an independent accounting firm and the resulting audit report is submitted to the Department of Education for review. If it is determined that Interboro improperly disbursed Title IV funds or violated a provision of the Higher Education Act, it could be required to repay such funds and might be assessed an administrative fine. Interboro could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student's eligibility for Title IV funds before receiving funds from Department of Education.

     o Violations of Title IV requirements could also subject Interboro to other civil and criminal penalties.

     TAP grants. Interboro is subject to extensive regulation in New York
State in connection with its participation in the New York State Tuition Assistance Program. TAP is a tuition grant program in which many of Interboro's students participate.

     Upon audit, TAP program administrators disallowed approximately $4,800,000 of grants previously disbursed to Interboro for academic years 1989/1990 through 1991/1992. After protracted litigation, Interboro was required to repay approximately $5,850,000, including $1,050,000 of interest, to the New York State Higher Education Services Corporation.

     The financial and administrative problems incurred by Interboro as a result of this TAP disallowance and ensuing litigation, created the opportunity for EVCI to acquire Interboro. Interboro is now receiving TAP disbursements in the ordinary course.

     Funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit as are future disbursements. Interboro cannot predict if any future disallowances might occur as a result of additional TAP audits. Interboro does believe, however, that the problems identified in the prior TAP audit have been corrected and that it is operating in compliance with TAP rules. The purchase price payable by EVCI for Interboro would be reduced to the extent of any disallowance under TAP or Pell with respect to periods prior to January 14, 2000.

Competition

     Distance Learning. The distance learning market is fragmented, highly competitive and encompasses a broad variety of learning formats. EVCI faces substantial competition from distance learning companies, using asynchronous or synchronous delivery methods, and other providers of educational content. Traditional live classroom instruction by two and four year colleges is EVCI's most significant competition. Some colleges and universities are using interactive video conferencing systems to deliver their courses. Many education providers have extension centers that attempt to address the issue of locational and scheduling convenience.

     In addition, EVCI is facing increasing competition from other distance learning companies that offer, among other products and services, one-way satellite video conferencing, self-paced correspondence courses, video and audio cassettes, CD-roms and Internet-based instruction. Distance learning competitors include Apollo Group, Inc.'s University of Phoenix, Caliber Learning Network, Inc., eCollege.com, SkillSoft, Inc. and Career Education Corporation.

     EVCI's primary focus has been to use interactive video conferencing to enable students to experience an actual classroom environment more closely than any other distance learning system currently available. However, EVCI recognizes that not everyone can afford the high quality delivery method preferred by EVCI for its customers or can make the time to attend regularly scheduled classes using video conferencing enabled room systems or desktop computers. Accordingly, EVCI is adding one-way video, two-way audio and text capabilities, offers text only programs, and has the ability to archive and store content from its live classes for retrieval by the user as he or she sees fit. EVCI's archived content will be accessed either from narrowband regular Internet or from high speed broadband Internet.

     There are no significant barriers to entry into the distance learning market. EVCI believes competition is primarily based on locational and scheduling convenience, cost, relevance and quality of course content, quality and reliability of content delivery and customer support.

     EVCI believes its principal competitive strengths are:

     o   its business strategy;

     o the relevance, range and sources of training, professional development and higher education courses EVCI can deliver;

     o   its management;

     o   the breadth of its services;

     o   its co-marketing partners;

      o the similarity of the learning experience using interactive video conferencing systems to the traditional classroom experience, as a result of the level of interactivity; and

      o   its proprietary broadband network design.

     Interboro Institute. Interboro competes with four-year and two-year degree granting public and private colleges and universities as well as with a variety of business providers, primarily in the proprietary training sector.

Intellectual Property

     EVCI currently intends to protect its broadband network design as a trade secret.

Employees

     As of March 1, 2000, EVCI had 135 full-time employees, including 69 Interboro Institute employees. In addition, Interboro Institute had 18 adjunct professors. None of EVCI's employees is covered by a collective bargaining
agreement.   EVCI  believes  that  its   relationship   with  its  employees  is
satisfactory.

Item 2.  Description of Property.

     EVCI currently utilizes approximately 6,442 square feet of space in Yonkers, New York for its corporate and administrative offices, under a lease, expiring in August 2002, that provides for monthly rent payments of approximately $13,000 subject to annual increases. EVCI's multi-point conferencing units are located and serviced in Bohemia, New York, under an agreement which expires in December 2000 and requires monthly payments of approximately $11,000, subject to increase as equipment and digital data lines are added. Video conferencing equipment is delivered to the installation sites by the manufacturers. EVCI is looking for additional space for its operations department in Westchester County, New York.

     Interboro Institute occupies approximately 28,000 square feet at 450 West 56th Street, New York, New York, pursuant to a lease expiring on January 2004 and requiring monthly rent payments of approximately $40,000.

Item 3.  Legal Proceedings.

     On March 3, 2000, EVCI commenced an action in Supreme Court, New York County, seeking, among other things, an injunction enjoining 444 Realty Company, L.L.C., the landlord of the premises occupied by Interboro Institute, from unlawfully terminating, effective March 6, 2000, the lease for such premises based upon its contention, which EVCI believes is not meritorious, that EVCI's purchase of all of the stock of Interboro Institute, Inc. constitutes an improper assignment of the lease.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     EVCI's common stock is quoted on The Nasdaq SmallCap Market under the symbol "EVCI," and on the Pacific Exchange and the Boston Stock Exchange under the symbol "EVI." The following table sets forth the high and low sales prices of the common stock for each quarter of 1999, since the commencement of trading, as reported by Nasdaq.

                                                       High            Low
                                                     ---------      ---------
         First Quarter (from February 23, 1999)      $18.000        $13.875
         Second Quarter                               16.125          7.844
         Third Quarter                                15.750          6.000
         Fourth Quarter                               21.000         13.250


     As of March 9, 2000 the number of stockholders of record of EVCI 's common stock was 47, which excludes the number of stockholders whose shares are held in street name.

     EVCI has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the financial statements of EVCI and the notes thereto appearing elsewhere in this report.

Operational Overview

     General. Since its IPO, EVCI has been engaged primarily in implementing its business strategies by activities that include:

     o completing the proprietary design and testing of its high speed broadband network and determining that the network should be a separate product offering to major corporations and others.

     o    making  co-marketing  alliances  with  Bell  Atlantic,   Excite  @Home
          Network, We Media, edcor and the Consortium for Worker Education.

     o placing significantly greater emphasis on the marketing of training and professional development content to corporations because they have significantly larger budgets and demand for this kind of content than higher education content and payments to EVCI for delivering training and professional development content are more predictable and timely.

     o obtaining access to training and professional content user agreements from, among others, Dearborn Institute (under EVCI's agreement with Kaplan Educational Centers), Computer Generated Solutions, and Corporate Scenes, and by co-founding Visiocom USA.

     o obtaining education provider agreements with St. John's University College of Business and St. John's University College of Professional Studies, Clemson University's Office of Off-Campus, Distance and Continuing Education, Concordia College, Touro University International, Touro College and Golden Gate University.

     o acquiring Interboro Institute with expectations of increasing EVCI revenues from existing on-campus programs and the remote delivery of Interboro's educational content after obtaining requisite New York State approvals.

     o recruiting, hiring or retaining, training and redeploying management, marketing, sales, technical and administrative personnel.

     o allocating more time, personnel and other resources to accelerating the implementation of agreements with corporate customers.

     Revenue and accounts receivable. EVCI's distance learning revenue is derived from sharing tuition payments received by education providers based on a contractually agreed upon formula. The percentage of tuition payments that an education provider pays to EVCI for its services is determined by negotiation between the education provider and EVCI, and, to an extent, depends upon the reputation and academic standing of, and the tuition charged by, the education provider. Revenue attributable to a course is recognized ratably over the duration of the course and, as this occurs, EVCI establishes a related accounts receivable. EVCI's education providers generally permit tuition payments to be deferred until after a course is completed and they control the billing and collection process. The practices of the education provider to collect tuition, and the timing of such collection, is subject to the billing practices of the education provider and the tuition reimbursement and payment policies and practices of the student's employer. To the extent tuition is not paid by the employer, the ability to collect tuition is subject to the risk of non-collection from the student, who is ultimately responsible for payment. If a student does not successfully complete a course, the employer will generally not pay the tuition.

     In most cases, EVCI has been receiving its share of distance learning tuition payments more than 90 days after completion of courses, and, in some cases, more than nine months after completion of courses. Frustrated by attempts to expedite billing practices by education providers and reimbursement practices by corporations, and by students' failure to pay tuition after receiving reimbursement, commencing after completion of the current semester, EVCI will require at least 50% of tuition to be paid in advance or, alternatively, that deferred payments be guaranteed by the corporate employer.

     EVCI cannot predict whether its new policies regarding collection of tuition will adversely impact its student enrollment and, therefore, its cash flow. Accordingly, the continuation and further implementation of these policies will depend upon their acceptance by students and their employers.

     A key component of EVCI's increasing emphasis on providing corporate training and development content is its co-marketing agreement with Bell Atlantic. EVCI and Bell Atlantic believe the cost savings for corporations receiving EVCI content and the convenience to their employees, resulting from the reduction of travel time, will justify the cost of Bell Atlantic's building out the broadband networks of their corporate customers. EVCI is currently targeting the fourth quarter of 2000 for positive cash flow based on the rate at which EVCI's co-marketing partners (such as Bell Atlantic and WeMedia) believe they can roll out their co-marketing programs with EVCI and the cash flow EVCI anticipates receiving from the operations of Interboro Institute.

     EVCI intends to license its broadband network design and service based on factors that include usage, number of simultaneous sites, number of ports, scheduling, monitoring, training, required bandwidth, equipment, and broadband line changes.

     Operation expenses. Cost of sales consists primarily of costs relating to operating EVCI's video conferencing equipment and to certain telecommunications costs. These costs will increase as EVCI delivers more courses to more locations. EVCI has an agreement with AT&T that substantially lowers EVCI's long distance usage costs.

     Generally, marketing costs are expensed as incurred. However, costs of courses and related materials are expensed over the duration of the course to which they relate.

     Seasonability. EVCI expects that revenues for its third quarter will be substantially lower than other quarters because it anticipates substantially lower student enrollment during June, July and August.

Fiscal 1999 Compared to Fiscal 1998

     Net revenue increased by 114% to $752,777 in 1999 from $351,598 in 1998 due primarily to a 126 % increase in student course completions to 1,436 in 1999 from 634 completed courses in 1998. To increase the rate and amount of student enrollment by employees of EVCI's corporate customers, in addition to emphasizing training and professional development content delivery, EVCI has been:

     o working more closely with education providers and customers to implement and administer their agreements with the Company.

     o increasing the number of student recruiters (by eight during fiscal year 1999).

     o    focusing  on  obtaining   education   providers   with   national  and
          international reputations or with regional appeal outside of the Northeast.

     o    training   employees  of  co-marketing   partners   regarding  student
          recruitment.

     Tuition payments received or receivable from Adelphi, The College of Insurance and Mercy College constituted 60%, 27% and 11%, respectively, of net revenue in 1999 and 64%, 19% and 17%, respectively, of net revenue in 1998. Net revenue relates to tuition payments and accounts receivable that are attributable to employees of EVCI's customers in 1999 and 1998 as follows: AIG, 16% and 41%; Citibank, 13% and 37%; and Merrill Lynch, 9% and 13%. EVCI did not deliver any courses or generate revenue in 1997.

     Interest income increased to $437,645 in 1999 from $56,369 in 1998 due to the investment of the proceeds from the IPO.

     Cost of sales increased by 41% to $295,640 in 1999, or 39% of net revenue, from $210,326, or 60% of net revenue in 1998 due primarily to increased communication costs for operating EVCI's multipoint conferencing units. The improvement in gross margin results primarily from volume discounts given to EVCI under its agreement with AT&T.

     Selling, general and administrative expense increased by $3,771,211 to $6,591,609 in 1999 as compared to $2,820,398 in 1998. The components and reasons for the increase:

     o Salaries and benefits increased by 121% to $3,167,196 in 1999 from $1,435,525 in 1998 primarily due to the increase in EVCI's staff during the year by 38 to 62 full-time employees. The increase also includes bonuses of $412,185 in 1999 as compared to $120,000 in 1998.

     o Marketing, brochures and student registration costs increased by 98% to $1,170,755 in 1999 from $591,827 in 1998 due primarily to costs of marketing EVCI's services to an increasing number of potential students, attending trade shows, and utilizing independent sales representatives.

     o Depreciation and amortization increased to $458,410 in 1999 from $234,984 in 1998 as a result of purchases of videoconferencing equipment and other equipment required to test the delivery of classes using the Company's proprietary broadband network design.

     o Other selling and general administrative expenses increased 212% to $1,740,623 in 1999 from $558,062 in 1998 primarily due to increases in rent, professional fees, maintenance fees, office telephone expenses, postage, insurance, computer expenses, travel costs, and investor relations costs that were incurred to support EVCI's growth.

      o Interest and financing costs of $5,519 in 1999 relates to interest on capital lease obligations compared to $105,681 in 1998, which related to private placements in 1997 of debt that was retired in 1998.

     EVCI also incurred $425,533 in non cash expenses in 1999 relating to the issuance of options and warrants to outside consultants for services performed. These options and warrants are valued at their fair value at the date of issuance using the Black-Scholes option pricing model.

     In addition, EVCI incurred a loss of $54,715 on its investment in Visiocom USA.

Liquidity and Capital Resources

     In its initial public offering, completed in the first quarter of 1999, EVCI received net proceeds of approximately $13,399,000 from the sale of 1,338,334 shares of its common stock, at $12 per share. This includes EVCI's sale of 138,334 shares, for net proceeds of $1,494,000, upon exercise of the underwriters over allotment option. Three EVCI officers also participated in the over allotment option sales by selling a total of 41, 666 shares, for which they received net proceeds of $449,992.

     Through December 31, 1999, the net proceeds of the IPO have been used as follows:

     Cash and investment grade obligations                        $6,926,000*
     Purchasing and installing video conferencing equipment        1,896,000
     Marketing                                                       917,000
     Net payment for equity & other investments                      296,000
     Hiring and training additional personnel                        420,000
     Other working capital and operating expenses                  2,944,000
                                                                 -----------
                                                                 $13,399,000
                                                                 ===========



         ---------------

          *   Cash in non-interest bearing accounts was approximately $38,000.

     On February 3, 2000, EVCI received net proceeds of approximately
$3,740,000 from the sale to The Shaar Fund Ltd. of 400,000 shares of a newly designated Series A, 7.5% convertible preferred stock having a stated value of $10.00 per share and three year warrants to purchase 40,000 shares of EVCI's common stock.

     Capital expenditures for twelve months ended December 31, 1999 were $1,969,351 compared to $449,883 for the twelve months ended December 31, 1998. The additional purchases were directly attributable to purchases of video conferencing equipment required at EVCI's education providers and corporate customers' sites where the EVCI's video conferenced programs are offered and for the purchase of equipment to test EVCI's proprietary broadband network design. EVCI will continue to use its cash resources as needed to implement the plan of operations described in its IPO prospectus.

     On January 14, 2000, EVCI's newly formed wholly-owned subsidiary, Interboro Holding, Inc., acquired all of the outstanding stock of Interboro Institute, Inc.

     The purchase price for the outstanding stock of Interboro is contingent upon Interboro having earnings before interest, taxes, depreciation, and amortization, as determined by EVCI's auditors, over the three fiscal years commencing July 1, 2000 (or January 1, 2001 if EVCI changes Interboro's fiscal year to a calendar year). The purchase price has two components: (i) a fixed portion of $672,500, and (ii) a percentage portion equal to 50% of EBITA. The purchase price is payable out of between 20% and 50% of EBITDA that is allocated first to the fixed and then to the percentage portion of the purchase price. Any earned but deferred percentage portion becomes payable in eight quarterly installments after the fixed portion has been fully paid. Unless Interboro has sufficient EBITDA, the fixed portion is not payable.

     In addition, EVCI has agreed to issue to Mr. Kalisch warrants to purchase up to 25,000 shares of EVCI's common stock at the rate of 5,000 warrants per year provided Interboro has at least $500,000 of EBITDA for the applicable fiscal year during the five year period commencing July 1, 2001 (or January 1, 2002 if registrant charges Interboro's fiscal year to a calendar year).

     EVCI has infused $1,000,000 into Interboro for working capital and to satisfy certain net worth and other financial requirements.

     See Note 3 of Notes to Financial Statements for information regarding EVCI's agreement with Learningforce, Inc.

     EVCI anticipates, based on current plans and assumptions relating to its operations, that cash flow from operations and the proceeds from its IPO and recent preferred stock offering will be sufficient to satisfy its cash requirements for at least until December 31, 2000. EVCI expects to require additional funding in order to operate and grow and is considering various available financing options. If, however, EVCI is underestimating its cash requirements, it will require additional debt or equity financing sooner. There can be no assurance that any such required debt or equity financing will be available on acceptable terms.

Item 7.  Financial Statements.

     The financial information required by this item is set forth beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Information about the current directors, executive officers and key employees of EVCI and their respective positions is set forth below:

Name                        Age                Positions Held
----                        ---                --------------
Dr. Arol I. Buntzman        56   Chairman of the board and chief executive
                                 officer
Dr. John J  McGrath         46   President and director
Richard Goldenberg          54   Chief financial officer, secretary and director
James H. Mollitor           54   Chief technical officer
Frederick H. Zolla          49   Vice president - corporate development
Royce N. Flippin Jr.        65   Director
Arthur H. Goldberg          57   Director
Philip M. Getter            63   Director

     Dr. Arol I. Buntzman has served as chairman of the board and chief executive officer of EVCI since it's inception in March 1997 and as a member of the compensation committee since February 1999. From October 1996 until he founded EVCI with Dr. John McGrath, Dr. Buntzman worked with Dr. McGrath on EVCI's business plan. From August 1995 to October 1996 he was chairman of the board and chief executive officer and a principal stockholder of Educational Televideo Communications, Inc. a provider of distance learning services. From July 1995 through June 1996, he served as director of interactive video conferencing distance learning of Fordham University. From September 1992 through July 1995 he was an adjunct professor and the director of the weekend program, a college program for working adults, at Mercy College, Dobbs Ferry, New York.

     Dr. Buntzman received a doctorate in education through the executive leadership program of Fordham University Graduate School of Education in May 1995, a professional diploma in educational administration from Fordham University Graduate School of Education in May 1993 and a Masters of Business Administration from Arizona State University in finance and management in September 1970. His doctoral dissertation focused on the usage of live interactive video conferencing as an educational delivery method and its use for graduate education programs.

     Dr. John J. McGrath has served as president and a director of EVCI since it's inception in March 1997. From October 1996 until he founded EVCI with Dr. Buntzman, he worked with Dr. Buntzman on EVCI's business plan. From August 1995 to October 1996, he was president, a director and a principal stockholder of Educational Televideo Communications, Inc.

         From January 1995 to February 1997, Dr. McGrath served as special assistant to the president of the Mercy College, Dobbs Ferry, New York. Through December 1994, he served as assistant vice-president for extension Centers of Mercy College where he was responsible for establishing and managing seven college extension centers in New York City and Westchester County, New York. He also served as the dean of the White Plains Campus of Mercy College from 1990 through 1993.

     Dr. McGrath holds a Ph.D. from the Fordham University Graduate School of Arts and Sciences, with a specialization in law and criminal justice.

     Richard Goldenberg has served as chief financial officer, secretary and a director of EVCI since its inception. From October 1996 until October 1997, Mr. Goldenberg served as chief financial officer, treasurer and secretary of RDX Acquisition Corp., a company that provides proprietary electronic messaging and automation software. From 1986 through September 1996, he served as vice-president, treasurer and secretary of Celadon Group, Inc., a publicly traded transportation company. He has a B.B.A. in accounting from Baruch College, CUNY.

     James H. Mollitor joined EVCI in July 1998 as vice president of operations. He became EVCI's chief technical officer in December 1999. From May 1997 to May 1998 he served as director of the Manhattan Data Center of Lockheed Martin, a defense contractor. From June 1976 to March 1997, he served as chief information officer of Loral Electronics Systems, Inc., a military electronics manufacturer.

     Frederick H. Zolla joined EVCI in July 1999 as director of business development. He became EVCI's vice-president of corporate development in November 1999. From May 1997 through June 1999, Mr. Zolla was a consultant (d/b/a as Professional Consultants) to The Hispanic Telecommunication Network, The New York City Board of Education, PBS -Channel 13, The JASON Classroom Network and Claire Transportation Services, where he utilized his distance learning expertise and knowledge of education sales and marketing.

     From November1992 to May 1997 he was the sole stockholder and director and president and Chief Executive Officer of Distance Learning Associates, Inc. DLA was the first marketing company to organize distance learning programs from a variety of providers into a package that made it possible for K-12 school districts to utilize distance learning resources. Under Mr. Zolla's leadership, DLA established distance learning programs in over 1,800 school districts throughout the country. During this time, Mr.Zolla also served as a guest lecturer at the University of Southern Connecticut. Through a program initiated from the State Department of Education in Georgia, Mr. Zolla lectured on the integration of distance learning resources in the classroom and workplace at Georgia Tech, Valdosda University and the regional educational service centers throughout Georgia. DLA ceased operations in May 1997 as the education market changed from satellite delivered resources to Internet delivered resources. Mr. Zolla declared and was discharged from personal bankruptcy in 1997 as a result of having personally guaranteed approximately $800,000 in DLA liabilities. To his knowledge, DLA did not file for bankruptcy protection.

     In 1996, Mr.Zolla served on the White House advisory committee for educational technology and in 1995 was appointed to the National Infrastructure Awards committee, headed by Vice President Al Gore.

     Royce N. Flippin, Jr. has been a director and a member of EVCI's audit committee since February 1999. He has served, since 1992, as president of Flippin Associates, a consulting firm focusing on the development of resources, programs and new markets and human resource management for career planning, communication and leadership skills. After serving as a tenured professor and director of athletics at MIT from 1980 to 1992, he has been a director of program advancement at MIT from 1992 to 1999, in which capacity he provided consulting services to the MIT Office of Individual Giving -Resource Development regarding projects that include technology transfers, individual gift bequests and the planned MIT athletic center. Mr. Flippin is a trustee or board member of several profit and non-profit organizations, including Ariel Capital Management Funds (trustee since 1986), Radkowsky Thorium Power Corporation, a privately-held company that is developing non-proliferative nuclear fuels (director since 1994 and chairman from 1995-1997), Kinematic, Inc., a privately held company that is developing a virtual environment training system for the improvement of motor skills under an exclusive license from MIT (director since
1994), Newark Boys Chorus School (trustee since 1993) and Asphalt Green Acqua Center, New York, NY (director since 1993). Mr. Flippin holds an A.B. degree from Princeton University and an M.B.A. degree from Harvard University Graduate School of Business Administration.

     Arthur H. Goldberg has been a director and member of EVCI's audit and compensation committees since February 1999. He has served as president of Manhattan Associates, L.L.C., an investment and merchant banking firms, since 1994. From 1990 through 1993, he served as chairman of Reich & Co., a New York Stock Exchange member firm that specialized in investment banking and corporate finance for small-cap companies. Mr. Goldberg holds a B.S. degree from New York University Stern School of Business and a J.D. degree from New York University School of Law.

     Philip M. Getter has been a director since May 1999. Since March 1996, he has served as a managing director and head of corporate finance of Prime Charter Ltd., the lead underwriter of EVCI's IPO. From 1992 to March 1996, he was a senior vice president, investment banking, at Josephthal Lyon & Ross. Mr. Getter has more than 30 years of experience in the securities industry. From 1975 to 1981 he was chairman and chief executive officer of Generics Corporation of America, a public company that was one of the largest generic drug companies in the U.S. He is a member of the League of American Theatres and Producers, serves on the Board of the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in industrial relations from Cornell University.

     Executive officers of EVCI are appointed by the board of directors and serve as the discretion of the Board. There are no family relationships among any of the directors or executive officers of EVCI.

     As set forth above, each of Drs. Buntzman and McGrath was an executive officer, director and principal stockholder of Educational Televideo. From February 1995 through July 1996, Educational Televideo had delivered courses to one customer, using video conferencing equipment and dedicated phone lines. Educational Televideo ceased business operations in September 1996. Drs. Buntzman and McGrath terminated their affiliation with Educational Televideo in October 1996 when it became apparent to them that anticipated financing needed to resume Educational Televideo's business would not be provided. Drs. Buntzman and McGrath believe that, when they resigned, Educational Televideo's remaining liabilities consisted solely of approximately $300,000 of accounts payable to vendors, primarily for equipment and supplies. To the knowledge of Drs. Buntzman and McGrath, bankruptcy proceedings have not been commenced or threatened by or against Educational Televideo.

Classified Board

     In December 1998 EVCI adopted a classified board of directors pursuant to which the directors are divided into three classes. The term of office of each class of directors will expire as follows:

     o Class 1, at the first annual meeting of stockholders following the date of this report.

     o Class 2, at the second annual meeting of stockholders following the date of this report.

     o Class 3, at the third annual meeting of stockholders following the date of this report.

     Thereafter, the term of office of each director will expire at the third annual meeting of stockholders following his or her election. The directors in each class are: Class 1: Arol I.

Buntzman and Philip M. Getter; Class 2, John J. McGrath and Royce N. Flippin, Jr.; and Class 3, Richard Goldenberg and Arthur H. Goldberg.

Section 16(a) Beneficial Ownership Reporting Compliance

     A review of Forms 3 and 4 furnished to EVCI during its fiscal year ended December 31, 1999, Forms 5 furnished to EVCI with respect to its fiscal year ended December 31, 1999 and the written representations, if any, of the relevant reporting persons, indicates that Philip M. Getter did not file his Form 3 in a timely manner.

Item 10. Executive Compensation.

     The following table shows compensation paid for the years ended December 31, 1999, 1998 and 1997 to EVCI's chief executive officer and its other highest paid executive offices who earned more than $100,000 in 1999.

                                                        Summary Compensation Table                                    Long Term
                                                           Annual Compensation                                      Compensation
                      --------------------------------------------------------------------------------------   ---------------------




                                                                                                                      Awards
                                                                                                                    Securities
                                                                                            Other Annual            Underlying
                                                     Salary                  Bonus          Compensation             Options
Name and Principal Position           Year            ($)                      ($)               ($)                   (#)
------------------------------------------------------------------------------------------------------------   --------------------
Dr. Arol I. Buntzman                  1999           270,000                293,333 (1)          ---                 120,000
     Chairman of the                  1998           210,000                 70,000              ---                   ---
     board and chief                  1997           136,000                 35,600              ---                   ---
     executive officer

Dr. John J. McGrath                   1999           158,666                 91,667 (2)          ---                  40,000
     President                        1998           126,500                  5,750              ---                   ---
                                      1997            50,000                   ---               ---                   ---

Richard Goldenberg                    1999           117,666                 55,000 (3)          ---                  15,000
     Chief financial officer          1998           102,000                  4,750            13,200 (4)              ---
                                      1997            18,750                   ---             11,100 (4)              ---

James H. Mollitor                     1999           120,000                  5,000              ---                   ---
     Chief technical officer          1998            57,500                  2,000              ---                  50,000
                                      1997              ---                    ---               ---
                                                        ---
----------------------

(1) Includes $43,333 of bonus earned in 1998, payment of which was deferred at the election of Dr. Buntzman.

(2) Includes $21,667 of bonus earned in 1998, payment of which was deferred at the election of Dr. McGrath.

(3) Includes $15,000 of bonus earned in 1998, payment of which was deferred at the election of Mr. Goldenberg.

(4) Consulting fees earned prior to Mr. Goldenberg's full-time employment by EVCI, the payment of which was deferred at the election of Mr. Goldenberg.

(5) Was not employed by EVCI prior to July 1998.

Options Grants in Last Fiscal Year

     The following table sets forth information regarding options granted during the year ended December 31, 1999, under EVCI's Incentive stock option plan, to the executive officers named in the immediately preceding table.

                                    Number of
                                   Securities
                                    Underlying       Percent of Total
                                 Options Granted    Options Granted to     Excercise Price
Name                                   (#)           Employees in 1999          ($/sh)              Expiration Date
----                             ---------------     -----------------     ---------------          ---------------

Arol I. Buntzman                   120,000                 47.1%              10.375                  May 06, 2004
John J. McGrath                     40,000                 15.7%              10.375                  May 06, 2004
Richard Goldenberg                  15,000                  5.9%              10.375                  May 06, 2004

Aggregate Option Exercises in 1999 and Year-End Option Values


                                              Number of Securities
                                        Underlying Unexercised options at   Value of Unexercised In-The-Money
                                              December 31, 1999 (#)          Options at December 31, 1999 ($)
Name                                        Exercisable/Unexercisable           Exercisable/Unexercisable
----                                    ---------------------------------   ---------------------------------

Dr. Arol I. Buntzman                                  0/120,000                          0/1,185,000

Dr. John J. McGrath                                    0/40,000                            0/395,000

Dr. Richard Goldenberg                                 0/15,000                            0/148,125

James H. Mollitor                                 10,000/40,000                              2,500/0


Compensation of Directors

     Directors who are not officers or employees of EVCI are paid $1,000 for attendance at each meeting of the board of directors or any committee thereof and travel expenses. In addition, EVC1's Amended and Restated 1998 Incentive Plan authorizes the automatic grant of an option to purchase 5,000 shares of common stock to non-employee directors on the date on which such person first becomes a non-employee director. Each non-employee director is automatically granted an option to purchase 5,000 of common stock shares on March 1 of each year, provided he or she is then a non-employee director and, as of such date, he or she has served on the board of directors for at least the preceding six months. Options granted to non-employee directors vest in three annual installments commencing on the first anniversary of the date of grant and have a term of ten years. The exercise price of options granted to non-employee directors is 100% of the fair market value per share of common stock on the date of grant. A non-employee director who has been granted stock or options by EVCI under a consulting or other arrangement is ineligible to receive any subsequent automatic grants unless the compensation committee determines otherwise.

Employment Agreements

     Each of Dr. Buntzman, Dr. McGrath, Mr. Goldenberg and Mr. Mollitor has an employment agreement with EVCI.

     The employment agreement with Dr. Buntzman provides for his employment as chairman and chief executive officer at an annual salary of $330,000 since September 1, 1999.

     The employment agreement with Dr. McGrath provides for his employment as president at an annual salary of $200,000 since September 1, 1999.

     The employment agreement with Mr. Goldenberg provides for his employment as chief financial officer at an annual salary of $125,000 since September 1, 1999.

     The employment agreement with Mr. Mollitor provides for his employment as chief technical officer at an annual salary of $120,000.

     Each of the employment agreements expires December 31, 2001. Dr. Buntzman's and Dr. McGrath's agreements expressly permit increases in salary as the Board determines. The employment agreements entitle the officers to participate in the health, insurance, pension and other benefits, if any, generally provided to employees of EVCI and Dr. Buntzman's and Dr. McGrath's agreements entitle them to additional life insurance equal to three times their respective salaries. The employment agreements also provide that, with certain exceptions, until 18 months after the termination of employment with EVCI, the officer may not induce employees to leave the employ of EVCI or participate in any capacity in any business activities that compete with the business conducted by EVCI during the term of the employment agreement.

     EVCI may terminate the employment of the officers upon death or extended disability or for cause (as defined in each respective agreement), except that Mr. Mollitor's agreement can be terminated by EVCI at any time. If employment is terminated by EVCI without cause, the agreements generally provide EVCI must pay the officer's salary and health and insurance benefits until the earlier of a specified date or the scheduled termination date of the employment agreement or, in the case of each of Drs. Buntzman and Dr. McGrath, until 36 months after termination of his employment.

     EVCI entered has an agreement with Dr. Arol I. Buntzman providing for payments to him, in the event his employment with EVCI is terminated after a change in control of EVCI during the time of the agreement. A change of control means any of the following:

     o any person becomes the beneficial owner of 25% or more of EVCI's voting securities; or

     o during any consecutive three years, EVCI's directors at the beginning of such three year period and any new director whose election was approved by at least 662/3% of the directors, cease to constitute a majority of the board; or

     o EVCI's stockholders approve a merger or consolidation other than one where EVCI's outstanding voting securities before the transaction constitute 50% or more of the outstanding securities of the entity surviving the transaction or where a recapitalization is effected in which no person acquires 25% or more of EVCI's voting securities; or

     o EVCI's stockholders approve a total liquidation of EVCI or sale of all or substantially all of EVCI's assets.

     The agreement expires September 30, 2001, but is subject to automatic extension to December 31, 2001, and, thereafter, for successive one-year terms, unless otherwise terminated by either party. The agreement requires severance payments to Dr. Buntzman of 2.99 times the sum of his base salary and the highest annual bonus, if any, paid to him during the three previous years and the continuation of his medical and dental insurance benefits. The agreement requires these payments to be made in equal installments over a 36 month period and for the insurance benefits to continue for 36 months.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 1, 2000, the beneficial ownership of common stock by each person (or group of affiliated persons) known by EVCI to own beneficially more than 5% of the outstanding shares of common stock, each director and executive officer of EVCI, and all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                           [Intentionally left blank]


                                                                            Shares of
                                                                          Common Stock            Percentage of
Name of Beneficial Owner(1)                                            Beneficially Owned         Total Shares
---------------------------                                            ------------------         ------------

Dr. Arol I. Buntzman                                                    1,276,834(2)                  29.4%
Dr. John J. McGrath                                                       420,146                      9.7
Richard Goldenberg (3)                                                     84,127                      1.9
James H. Mollitor                                                          16,250(4)                   0.4
Frederick H. Zolla                                                            -                         -
Tayside Trading Ltd. (5)                                                  417,705(6)                   9.3
125/5 Sanhedria Murchevet, Jerusalem, Israel
DEWI Investments Limited (7)                                              533,334                     12.3
37 Bar Ilan Street, Jerusalem, Israel
B&H Investments Ltd (8)                                                   268,409 (9)                  6.1
50 Town Range, Gibraltar
Royce N. Flippin, Jr.                                                       3,333 (10)                  -
Arthur H. Goldberg                                                        114,000 (11)                 2.6
Philip Getter                                                              29,417 (12)                  .7
All directors and executive officers as a group                         1,439,834 (13)                32.2
(8 persons)


(1) Unless otherwise indicated, the address for each stockholder is c/o Educational Video Conferencing, Inc., 35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710.

(2) Includes the 420,146 and 84,127 shares beneficially owned, respectively, by Dr. McGrath and Mr. and Mrs. Goldenberg. An agreement between Drs. Buntzman and McGrath gives Dr. Buntzman the right to direct the vote of the shares of common stock owned by Dr. McGrath as Dr. Buntzman directs until December 31, 2001. Additionally, Dr. Buntzman has the right to direct the vote of the shares owned by Mr. and Mrs. Goldenberg until December 31, 2001 pursuant to an agreement with them.

(3) Owned jointly by Mr. Goldenberg and his wife and excludes 15,000 shares of common stock owned by Mr. Goldenberg's adult children, as to which Mr. and Mrs. Goldenberg disclaim beneficial ownership.

(4)       Includes currently  exercisable options to purchase 10,000 shares.
(5)       The  ultimate  beneficial  owner is Mr.  Esriel  Pines.
(6)       Includes 167,705 shares underlying currently exercisable warrants.
(7)       The  ultimate  beneficial  owner is Mr.  Aron  Gee.
(8)       The  ultimate  beneficial  owns are Mr.  Chaim  Segal  and Mr.  Simcha
          Senerovitch.
(9)       Includes 46,545 shares underlying currently exercisable warrants.
(10)      Comprised of shares underlying  currently  exercisable  options.
(11) Includes currently exercisable options and warrants to purchase 79,000 shares.
(12)      Includes  3,750 shares  owned by Mr.  Getter's  wife,  as to which Mr.
          Getter  disclaims  beneficial   ownership,   1,667  shares  underlying
          currently exercisable options and 24,000 shares underlying currently exercisable warrants.
(13) Includes 118,000 shares underlying currently exercisable options and warrants.

Item 12. Certain Relationships and Related Transactions.

     In January and February 1998, EVCI issued to Tayside Trading Ltd., a principal stockholder of EVCI, warrants to purchase 17, 705 shares of common stock at $6.00 per share as a finder's fee in connection with EVCI's receipt of a portion of the gross proceeds to $1,072,500 from the issuance in a private placement of 195,000 shares of common and warrants to purchase 78,000 shares of common stock at $6.00 per share. Tayside and B&H acquired their other EVCI securities disclosed in Item 11 of this report prior to the foregoing transactions and at a time when they had no relationship with EVCI or any officer or director of EVCI.

     In March 1998, EVCI entered into a three year consulting agreement with Arthur H. Goldberg, a director of EVCI. The agreement provides that Mr. Goldberg will help EVCI to obtain financing and agreements with corporate customers and education providers and in strategic planning and corporate development. The agreement entitles Mr. Goldberg to 5% of revenues received by EVCI from activities, if any, with one education provider with which EVCI does not currently have an agreement. The agreement also grants Mr. Goldberg seven year options to purchase 100,000 shares of common stock at $7.00 per share, of which options to purchase 75,000 shares have vested overtime and options to purchase 25,000 shares vested on March 4, 2001 if the agreement remains in effect.

     The transactions described above between EVCI and each of Tayside, B&H and Mr. Goldberg were consummated when such companies and individuals were not affiliates of EVCI. EVCI believes the terms of such transactions were negotiated at arms length and were as favorable to EVCI as it could obtain from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Report:

Exhibit No.*            Description of Exhibit
------------            ----------------------

       3.1[1]     --    Certificate of Incorporation of the Registrant.

       3.1.(a)[6] --    Certificate of Amendment to Certificate of
                        Incorporation.

       3.2[6]     --    Amended and Restated By-Laws of the Registrant.

       3.3[1]     --    Certificate of Merger of Educational Video Conferencing,
                        Inc. (a New York Corporation) into the Registrant
                        (a Delaware Corporation).

       3.4[1]     --    Certificate of Correction of the Certificate of
                        Incorporation of the Registrant.

       3.5[10]    --    Second Amended Certificate of Designation of Series A
                        7.5% Convertible Preferred Stock of the Registrant.

       3.5(a)[11] --    Certificate of Correction of Second Amended Certificate
                        of Designation of Series A 7.5% Convertible Preferred
                        Stock of the Registrant.

       4.1[1]     --    Form of Common Stock  Purchase  Warrant  issued to
                        investors in private placements and for services provided in connection with such private placements.

       4.2[1]     --    Tayside Common Stock Purchase Warrant.

       4.3[5]     --    Adelphi Common Stock Purchase Warrant.

       4.4[5]     --    Form of Representative's Warrant Agreement (including
                        Form of Representative's Warrant).

       4.5[5]     --    Form of Common Stock certificate.

       4.6[5]     --    Amended and Restated 1998 Incentive Stock Option Plan of
                        the Registrant.

       4.7[9]     --    Warrant Agreement, dated as of January 14, 2000, between
                        Educational Video Conferencing, Inc. and Bruce R.
                        Kalisch.

       4.8[10]    --    Common Stock Purchase Warrant, dated as of February 3,
                        2000, issued to The Shaar Fund Ltd.

       4.9(10]    --    Form of  Finder's  Warrant  (relating  to  the  issuance
                        of   warrants   to   purchase   3,870   shares   of  the
                        Registrant's common stock).

     +10.1[3]     --    Agreement between the Registrant and Adelphi University
                        for the Offering of Interactive Televideo Courses, dated May 13, 1997.

     +10.2[2]     --    Agreement  between the  Registrant and The College  of
                        Insurance   for  the   Offering  of   Interactive
                        Televideo Courses, dated September 16, 1997.

     +10.3[2]     --    Agreement between the Registrant and Mercy College
                        for the Offering of Interactive Video Conferenced and Computer Courses, dated March 10, 1998. Agreement between the Registrant and Reliance National for the Offering of Interactive Televideo Courses and Distance
                        Learning Programs, dated October 7, 1998.

      10.4[1]     --    Agreement between the Registrant and Reliance National
                        for the Offering of Interactive Televideo Courses and Distance Learning Programs, dated October 7, 1998

      10.5[1]     --    Agreement between the Registrant and Citibank, dated May
                        20, 1997.

      10.6[1]     --    Agreement between the Registrant and American
                        International Group, dated May 21, 1997.

      10.7[1]     --    Agreement between the Registrant and Merrill Lynch
                        for the Offering of Interactive Televideo Courses and Distance Learning Programs, dated June 3, 1998.

      10.7(a)[8]  --    Agreement  between  the  Registrant  and  Merrill
                        Lynch,  Pierce,  Fenner & Smith  Incorporated for the
                        Offering  of   Interactive   Televideo   Courses  and
                        Distance Learning Programs, dated June 30, 1999.

      10.8[5]     --    Agreement for Interactive Televideo Courses and Distance
                        Learning Programs between the Registrant and Travelers
                        Indemnity Company, dated July 24, 1998.

      10.9[1]     --    Agreement between the Registrant and Zurich Insurance
                        Company, U.S. Branch for the Offering of Interactive
                        Televideo Courses and Distance Learning Programs, dated
                        August 12, 1998.

      10.11[6]    --    Lease Agreement between the Registrant and Realty Co.
                        (doing business as Royal Realty), dated as of December
                         15, 1998.

      10.12[1]    --    Employment Agreement between the Registrant and Dr. Arol
                        I. Buntzman, dated October 1, 1998.

      10.13[1]    --    Employment Agreement between the Registrant and Dr. John
                        J. McGrath, dated October 1, 1998.

      10.14[1]    --    Employment Agreement between the Registrant and Richard
                        Goldenberg, dated October 1, 1998.

      10.15       --    Intentionally omitted.

      10.16[1]    --    Employment Agreement between the Registrant and James H.
                         Mollitor, dated October 1, 1998.

      10.17[1]    --    Consulting Agreement between the Registrant and Arthur
                        H. Goldenberg, dated March 4, 1998.

      10.18[4]    --    Consulting Agreement between the Registrant and William
                        R. Coda, dated May 10, 1998.

      10.19       --    Intentionally omitted.

      10.20[1]    --    Chief Executive Officer Change in Control Agreement
                        between the Registrant and Dr. Arol I. Buntzman, dated
                        October 1, 1998.

      10.21[1]    --    Form of Indemnification Agreement.

      10.22[5]    --    Intentionally omitted.

      10.23[4]    --    ICS  Network  Systems  Equipment  Collocation  and
                        Services  Agreement, dated November 20, 1997.

      10.24[4]    --    Agreement  between  the  Registrant  and  General
                        Reinsurance   Corporation   for   the   Offering   of
                        Interactive  Televideo  Courses and Distance Learning
                        Programs, dated November 6, 1998.

     +10.25[4]    --    Agreement  between the  Registrant  and  Manhattan
                        College  for  the  Offering  of   Interactive   Video
                        Conferenced Courses, dated November 23, 1998.

      10.26[4]    --    Comarketing Agreements between AT&T Corp. and the
                        Registrant.

      10.27[4]    --    Tariff agreement between the Registrant and AT&T Corp.
                        dated in June 1998.

      10.28       --    Agreement between Arol I. Buntzman and Richard and
                        Bonnie Goldenberg, dated March 1, 2000.

      10.29       --    Agreement between Arol I. Buntzman and John J. McGrath,
                        dated March1, 2000.

      10.30       --    Intentionally omitted.

      10.31[6]    --    Agreement between the Rochester City School District and
                        the Registrant, dated December 22, 1998.

      10.32[6]    --    National Agreement between Lockheed Martin Corporation
                        and the Registrant dated as of February 17, 1999.

     +10.33[6]    --    Educational Provider Agreement between Kaplan
                        Educational Centers, Inc. and Educational Video
                        Conferencing, Inc. dated March 23, 1999.

      10.34[7]    --    EVC and CWE Co-Marketing Agreement, dated May 21, 1999,
                        between the Registrant and the Consortium for Workers
                        Education.

      10.35[8]    --    Video Conferencing and Telecommunications Services
                        Agreement, dated as of July 1, 1999, between the Board of Education of the City School District of the City of New York on behalf of Community School
                        District No. 10 and the Registrant.

      10.36[8]    --    Agreement  between the  Registrant  and  Atlantic
                        District  Lutheran  Church  Missouri  Synod  for  the
                        Offering of Interactive Televideo Courses, dated July
                        21, 1999.

      10.37[8]    --    Letter  Agreement  between  Excite  @Home  Network  and
                        the Registrant, dated July 26, 1999.

     +10.38[8]    --    Agreement  between the  Registrant  and  Concordia
                        College  for  the  Offering  of   Interactive   Video
                        Conferenced Courses, dated August 19, 1999.

     +10.39(a)[8] --    Agreement, dated August 26, 1999, between We Media,
                        Inc. and the Registrant.

     +10.39(b)[8] --    Agreement, dated September 22, 1999, between We Media,
                        Inc. and the Registrant.

     +10.40[8]    --    Co-Marketing Agreement, dated September 1, 1999, between
                        the Registrant and Bell Atlantic Network Services,  Inc.

     +10.41[8]    --    Agreement, dated September 1, 1999, between the
                        Registrant and Touro College and Touro University
                        College and Touro University International.

     +10.42[8]    --    Agreement,  between the  Registrant and St. John's
                        University  for the  Offering  of  Interactive  Video
                        Conferenced   and   Internet-Based   Courses,   dated
                        September 24, 1999.

      10.43[9]    --    Stock Purchase Agreement, dated as of January 14, 2000,
                        among Bruce R. Kalisch, Interboro Holding, Inc. and
                        Interboro Institute, Inc.

      10.44[9]    --    Escrow Agreement, dated January 14, 2000, among Bruce R.
                        Kalisch, Interboro Holding, Inc. and Fischbein Badillo
                        Wagner Harding.

     10.45[10]    --    Securities Purchase Agreement, dated as of February 3,
                        2000, between Educational Video Conferencing, Inc.
                        and The Shaar Fund Ltd.

      10.46[10]   --    Registration Rights Agreement, dated as of February 3,
                        2000, between Educational Video Conferencing, Inc.
                        and The Shaar Fund Ltd.

     ++10.50      --    Agreement between Educational Video Conferencing, Inc.
                        and Golden Gate University for the Offering of Interactive video conference courses, dated March 3, 2000.

      10.51       --    License and services agreement between Educational Vide
                        Conferencing, Inc. and Learningforce Inc. dated as of October 18, 1999.

      10.52       --    Educational Provider/Co-Marketing Agreement between
                        Educational Video Conferencing, Inc. and Computer
                        Generated Solutions, Inc. dated as of January 13, 2000.

      10.53       --    Stock Subscription and Stockholders' Agreement, dated as
                        of November 29, 1999 among Educational Video
                        Conferencing, Inc., Visiocom Worldwide, S.A., the individuals set forth in Exhibit A to such agreement, and Visiocom USA Incorporated ("VUSA"), including
                        Exhibits.

      27          --    Financial Data Schedule

      99.1[9]     --    Press Release of Educational Video Conferencing, Inc.,
                        dated January 20, 2000.

------------------------------

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, dated October 23, 1998, registration no. 333-66085.

[2] Incorporated by reference to Amendment No. 1, dated November 12, 1998, to the Registrant's Form SB-2, Registration no. 333-66085.

[3] Incorporated by reference to Amendment No. 2, dated November 20, 1998, to the Registrant's Form SB-2, Registration No. 333-66085.

[4] Incorporated by reference to Amendment No. 3, dated December 23, 1998, to the Registrant's Form SB-2, Registration No. 333-66085.

[5] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[6] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[7] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended June 30, 1999.

[8] Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1999.

[9]       Incorporated by reference to the  Registrant's  Form 8-K dated January
          14, 2000.

[10] Incorporated by reference to the Registrant's Form 8-K dated February 3, 2000.

[11]      Incorporated by reference to the  Registrant's  Form 8-K/A dated March
          3, 2000.

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

+ Confidential treatment has been granted with respect to the redacted portions of this exhibit.

++ Confidential treatment has been requested with respect to the redacted portions of this exhibit.

(b) EVCI did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EDUCATIONAL VIDEO CONFERENCING, INC.


Date: March 29, 2000                    By:  /s/  Dr. Arol I. Buntzman
                                           -------------------------------------
                                            Dr. Arol I. Buntzman
                                            Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                            Date
---------                                                            ----


/s/  Dr. Arol I. Buntzman                                         March 29, 2000
-------------------------------------------------------
Dr. Arol I. Buntzman
Chairman and Chief Executive Officer


/s/  Dr. John J. McGrath                                          March 29, 2000
-------------------------------------------------------
Dr. John J. McGrath
President and Director


/s/  Richard Goldenberg                                           March 29, 2000
-------------------------------------------------------
Richard Goldenberg
Chief Financial Officer, Secretary and Director (Principal
Financial and Accounting Officer)


/s/  Royce N. Flippin, Jr.                                        March 29, 2000
-------------------------------------------------------
Royce N. Flippin, Jr.
Director


/s/  Philip M. Getter                                             March 29, 2000
-------------------------------------------------------
Philip M. Getter
Director

                                                                  March 29, 2000
-------------------------------------------------------
Arthur H. Goldberg
Director

EDUCATIONAL VIDEO CONFERENCING, INC.

INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




Independent Auditor's Report                                                                    F-2


Financial Statements:

   Balance Sheet as of December 31, 1999 and 1998                                               F-3

   Statement of Operations for the Years Ended December 31, 1999 and 1998                       F-4

   Statement of Stockholders' Equity for the Years Ended December 31, 1999 and 1998             F-5

   Statement of Cash Flows for the Years Ended December 31, 1999 and 1998                       F-6

   Notes to Financial Statements                                                             F-7 - F-17

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Educational Video Conferencing, Inc.


We have audited the accompanying balance sheets of Educational Video Conferencing, Inc. ("EVC") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of EVC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Educational Video Conferencing, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP



New York, New York

January 28, 2000, except for Note 12 as
to which the date is February 3, 2000

                      EDUCATIONAL VIDEO CONFERENCING, INC.



                                  BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------

December 31,                                                                                  1999                1998
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                          $  6,925,823         $    914,700
  Accounts receivable, net of allowance for doubtful accounts of
   $75,000 and $35,000, respectively                                                      461,234              226,776
  Prepaid expenses and other current assets                                               138,583               80,846

----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              7,525,640            1,222,322

Property and Equipment, net                                                             2,916,091            1,405,150

License Agreement                                                                         200,000             -

Deferred Income Tax Asset, net of valuation allowance of $856,000 and
 $520,000, respectively                                                                  -                    -

Equity and Other Investments                                                              240,533             -

Other Assets                                                                               15,246                7,832

Deferred Offering Costs                                                                  -                     900,000

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $10,897,510          $ 3,535,304
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                             $     524,539         $    920,643
  Current portion of capital lease obligation                                              15,717            -

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           540,256              920,643

Capital Lease Obligation, net of current portion                                           46,034            -

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   586,290              920,643
----------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
  Preferred stock - $.0001 par value; authorized 1,000,000 shares, none issued           -                   -
  Common stock - $.0001 par value; authorized 20,000,000 shares,
   issued and outstanding 4,347,243 shares and 3,008,909 shares, respectively                 435                  301
  Additional paid-in capital                                                           19,889,224            6,064,920
  Accumulated deficit                                                                  (9,578,439)          (3,450,560)

----------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                             10,311,220            2,614,661

----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                      $10,897,510          $ 3,535,304
======================================================================================================================


                        See Notes to Financial Statements

                      EDUCATIONAL VIDEO CONFERENCING, INC.

                             STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                               1999                        1998
----------------------------------------------------------------------------------------------------------------------

Net revenue                                                                   $    752,777                $    351,598

Interest income                                                                    437,645                      56,369

----------------------------------------------------------------------------------------------------------------------
Total revenue                                                                    1,190,422                     407,967
----------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Cost of sales                                                                    295,640                     210,326
  Selling, general and administrative                                            6,591,609                   2,820,398
  Noncash consulting services                                                      425,533                   -
  Interest and financing costs                                                       5,519                     105,681

----------------------------------------------------------------------------------------------------------------------
Operating expenses                                                               7,318,301                   3,136,405
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                       $(6,127,879)                $(2,728,438)
======================================================================================================================

Basic loss per common share                                                $         (1.48)             $        (1.03)
======================================================================================================================

Weighted-average number of common shares outstanding                             4,147,604                   2,641,636
======================================================================================================================

                        See Notes to Financial Statements



                      EDUCATIONAL VIDEO CONFERENCING, INC.


                        STATEMENT OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock            Additional
                                              Number                        Paid-in        Accumulated        Stockholders'
                                             of Shares         Amount       Capital          Deficit              Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  2,329,279         $233      $  1,857,027     $   (722,122)        $  1,135,138

Issuance of common stock for cash               533,334           53         3,599,954            -                3,600,007

Issuance of common stock in connection
 with private placement                          69,546            7           349,130            -                  349,137

Issuance of common stock upon conversion
 of notes payable                                66,250            7           248,310            -                  248,317

Issuance of common stock for services
 relating to raising equity                       7,000            1                (1)           -               -

Issuance of common stock for services             3,500          -              10,500            -                   10,500

Net loss                                          -              -                -          (2,728,438)          (2,728,438)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  3,008,909          301         6,064,920       (3,450,560)           2,614,661

Issuance of common stock in connection with
 initial public offering                      1,338,334          134        13,398,771            -               13,398,905

Issuance of common stock purchase warrants
 and stock options for services                   -              -             425,533            -                  425,533

Net loss                                          -              -                -          (6,127,879)          (6,127,879)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  4,347,243         $435       $19,889,224      $(9,578,439)         $10,311,220
============================================================================================================================

                        See Notes to Financial Statements

                      EDUCATIONAL VIDEO CONFERENCING, INC.


                             STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                                      1999                 1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                                                           $ (6,127,879)         $(2,728,438)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                          458,410              234,984
    Amortization of debt issue costs                                                                            81,903
    Allowance for doubtful accounts                                                        40,000               35,000
    Common stock options and warrants issued for services                                 425,533               10,500
    Loss from equity method investment                                                     54,717                -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                    (274,458)            (261,776)
      Increase in prepaid expenses and other current assets                               (57,737)             (69,608)
      Increase in licensing agreements                                                   (200,000)               -
      (Increase) decrease in other assets                                                  (7,414)               6,460
      (Decrease) increase in accounts payable and accrued expenses                       (396,104)             385,995
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                        (6,084,932)          (2,304,980)
----------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities:

  Purchase of property and equipment                                                   (1,896,013)            (449,883)
  Net payments for equity and other investments                                          (295,250)               -
----------------------------------------------------------------------------------------------------------------------
          Cash used in investing activities                                            (2,191,263)            (449,883)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Net proceeds from issuance of common stock                                           13,398,905            4,639,144
  Deferred offering costs                                                                 900,000             (900,000)
  Principal payments on capital lease obligation                                          (11,587)               -
  Repayment of notes payable                                                                -                 (160,177)
  Expenses incurred in the conversion of notes payable to common stock                      -                  (36,683)
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                    14,287,318            3,542,284
----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               6,011,123              787,421

Cash and cash equivalents at beginning of year                                            914,700              127,279
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $  6,925,823          $   914,700
======================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                             $      5,519          $    47,979
======================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Conversion of notes payable to common stock                                      $      - 0 -            $   285,000
======================================================================================================================
  Capital lease obligation incurred                                                $       73,338          $   - 0 -
======================================================================================================================

                        See Notes to Financial Statements

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. PRINCIPAL                  Educational Video  Conferencing,  Inc. ("EVC") was
   BUSINESS                   formed on March 4, 1997. EVC delivers  educational
   ACTIVITY AND               courses  and   programs  to   employees  of  major
   SUMMARY OF                 corporations  via interactive  video  conferencing
   SIGNIFICANT                systems. Interactive video conferencing allows the
   ACCOUNTING                 instructor to see, hear and interact with students
   POLICIES:                  as the students  see, hear and interact with their
                              instructor   and  other   students   at   multiple
                              locations.  EVC provides its  corporate  customers
                              with access to a number of  educational  providers
                              and  the  marketing  and  administrative  services
                              necessary to recruit,  enroll and deliver  courses
                              and programs to the corporation's  employees.  EVC
                              serves  as  a  marketing  and  technology   bridge
                              between  accredited  colleges,   universities  and
                              training   organizations  that  want  to  increase
                              enrollment   and  tuition   revenue  from  student
                              populations they otherwise could not serve, and corporations that want to raise the education and skill levels of their employees.

                              EVC commenced its planned principal operations in February 1998.

                              In April 1998, pursuant to an agreement and plan of merger (reincorporation), Educational Video Conferencing, Inc. ("EVC-NY"), a New York corporation, merged into and with Educational Video Conferencing, Inc. ("EVC-DE"), a newly formed, inactive Delaware corporation owned by the stockholders of EVC-NY. EVC-DE is the surviving corporation and EVC-NY has ceased to exist. The merger was accounted for at historical cost in a manner similar to a pooling of interests.

                              EVC  considers   all  highly  liquid   instruments
                              purchased with a maturity of three months or less to be cash equivalents.

                              EVC maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. It has not experienced any losses in such accounts.

                              EVC reviews long-lived assets and identified intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. EVC performs nondiscounted cash flow analyses to determine if an impairment exists.

                              EVC recognizes income ratably over the semester in which courses are given. EVC began offering courses in February 1998. The courses range from 8-week to 16-week periods meeting 1 or 2 times a week.

                              During the year ended December 31, 1999, three education providers accounted for 98% (60%, 27% and 11%) of EVC's net revenue. During the year ended December 31, 1998, three education providers accounted for 100% (64%, 19% and 17%) of EVC's revenue.

                              Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease.

                              The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

                              Deferred    offering   costs    represent    costs
                              attributable   to  the  initial  public   offering

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                              ("IPO") (see Note 2) which were offset against the proceeds from this transaction.

                              Advertising costs are expensed as incurred. The cost of brochures are capitalized and amortized over the semester to which the specific courses relate. Advertising expenses approximated $635,000 and $483,000 for the years ended December 31, 1999 and 1998, respectively.

                              EVC employs the liability method of accounting for income taxes pursuant to SFAS No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). EVC provides a valuation allowance that reduces deferred tax assets to their net realizable value.

                              SFAS No. 128, Earnings per Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilutive.

                              In December 1998, EVC's board of directors approved a 1-for-2 reverse stock split which was effective on the date of the initial public offering. All references to the number of common shares and per share amounts elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

                              EVC accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, EVC applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to the market price on the day of grant. SFAS No. 123, Accounting for STOCK-BASED Compensation, prescribes the recognition of compensation expense based on the fair value of options as determined on the grant date. However, SFAS No. 123 allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application (see Note 10).

 2. INITIAL PUBLIC            In  February   1999,   EVC  completed  an  IPO  of
    OFFERING:                 1,200,000 shares of its common stock at $12.00 per
                              share.  The net  proceeds  to the  Company,  after
                              deducting underwriting commissions and expenses of
                              the  offering of  approximately  $2,500,000,  were
                              approximately   $11,900,000.   Additionally,   the
                              Company  received  net  proceeds of  approximately
                              $1,500,000 from the issuance of 138,334 shares of common stock and the underwriters' warrant to purchase an aggregate of 120,000 shares of common stock pursuant to an over-allotment option.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                              During  October 1999, EVC entered into a five-year
3. LICENSE                    exclusive  limited license and services  agreement
   AGREEMENT:                 with an entity (the "Licensor") to utilize any and
                              all   educational   data  management  and  college
                              advising-related   software   developed   by   the
                              Licensor,  including  any  and all  software  code
                              developed for use on the Internet. The license fee
                              under the  agreement  is $50,000 per year of which
                              EVC has prepaid the Licensor $200,000 and will pay
                              an additional $50,000 upon the delivery of certain
                              software,  as  defined.  In  addition,  under  the
                              agreement,  EVC shall  reimburse  the  Licensor an
                              amount  not  to  exceed  $59,000  a  month  with a
                              minimum  payment of  $700,000  during the first 12
                              months  from  the  effective   date,  as  defined.
                              Additionally, EVC shall be entitled to receive 30%
                              of all revenue  generated  by the Licensor for the
                              Licensor's   fee-based  advising  and  remediation
                              services.

4. EQUITY AND                 Equity  and  other  investments
   OTHER                      consist of the following:
   INVESTMENTS:
                              Investment in Visiocom (a)                $195,533
                              Advance to Interboro Institute
                              (see Note 11)                               45,000

--------------------------------------------------------------------------------
                                                                        $240,533
================================================================================

                              (a) On November 29, 1999, EVC invested $250,000 for a 50% interest (33-1/3% of voting rights) in Visiocom USA Incorporated ("Visiocom"), a newly formed Delaware corporation. Visiocom provides business employees with "one-on-one" training, via the Internet and video-conferencing, on how to use business software programs and, using the same teaching methods, also provides business employees with language courses. The investment in Visiocom is accounted for under the equity method of accounting whereby earnings or losses from the investment are reflected in EVC's earnings based on EVC's pro rata ownership interest. The net loss from this investment for the year ended December 31, 1999 aggregated approximately $55,000.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
5.  PROPERTY  AND            Property and  equipment,  at cost,  consists of the
    EQUIPMENT:               following:

                                                                                                           Estimated
                              December 31,                                  1999                1998      Useful Life
                              ----------------------------------------------------------------------------------------
                              Furniture and fixtures                $     71,034       $     58,187            7 years
                              Office computers                           506,250            182,865            5 years
                              Video teaching equipment                 2,774,201          1,292,813            5 years
                              Computer software                          102,565             83,946            5 years
                              Automobile                                  22,233             22,233            5 years
                              Leasehold improvements                      59,774              -          Term of lease
                              Equipment acquired under
                               capital lease                              73,338              -                5 years

----------------------------------------------------------------------------------------------------------------------
                                                                       3,609,395          1,640,044
----------------------------------------------------------------------------------------------------------------------

                              Less accumulated depreciation and amortization:

                                Equipment acquired under
                                 capital lease                             7,334              -
                                Other                                    685,970            234,894
----------------------------------------------------------------------------------------------------------------------

                                                                         693,304            234,894

----------------------------------------------------------------------------------------------------------------------
                                                                      $2,916,091         $1,405,150
======================================================================================================================


  6.  ACCOUNTS PAYABLE AND    Accounts payable and  accrued expenses consist  of
      ACCRUED EXPENSES:       the following:

                              December 31,                                                  1999                1998
                              ---------------------------------------------------------------------------------------
                              Accounts payable                                          $212,635              $101,652
                              Accrued bonuses                                              -                    77,445
                              Accrued professional fees                                   25,586               586,285
                              Accrued marketing brochures                                 31,617                74,405
                              Computer and video equipment payable                        61,025                80,856
                              Accrued telephone                                          122,456                 -
                              Accrued other                                               71,220                 -
----------------------------------------------------------------------------------------------------------------------
                                                                                        $524,539              $920,643
======================================================================================================================


7. OBLIGATIONS                The  Company  leases  office   equipment  under  a
   UNDER CAPITAL              capital lease expiring in 2003. The lease requires
   LEASE:                     monthly   payments  of  principal   and  interest,
                              imputed at 14.2% per annum.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                              Minimum future obligations under this lease are as follows:

                              Year ending December 31,

                                          2000                                                                 $24,155
                                          2001                                                                  24,155
                                          2002                                                                  24,155
                                          2003                                                                   8,053
----------------------------------------------------------------------------------------------------------------------

                                                                                                                80,518
                              Less amount representing interest                                                 18,767
----------------------------------------------------------------------------------------------------------------------

                                                                                                                61,751
                              Less current portion                                                              15,717
----------------------------------------------------------------------------------------------------------------------
                                                                                                               $46,034
======================================================================================================================



 8. INCOME TAXES:             The  tax  effects  of loss  carryforwards  and the
                              valuation allowance that give rise to deferred tax assets are as follows:

                              December 31,                                                   1999                 1998
----------------------------------------------------------------------------------------------------------------------

                              Net operating losses                                      $ 856,000            $ 520,000
                              Less valuation allowance                                   (856,000)            (520,000)
----------------------------------------------------------------------------------------------------------------------
                                      Deferred tax assets                               $ - 0 -              $ - 0 -
======================================================================================================================


                              The  provision  (benefit) for income taxes differs from  the  amount computed using  the federal statutory rate of 34% as a result of the following:

                              Year ended December 31,                                        1999                 1998
----------------------------------------------------------------------------------------------------------------------

                              Federal statutory rate                                          (34)%              (34)%
                              Increase in valuation allowance                                  34                 34
----------------------------------------------------------------------------------------------------------------------
                                      Deferred tax assets                                    - 0 -%             - 0 -%
======================================================================================================================


                              As of December 31, 1999, EVC had net operating loss carryforwards available to offset future taxable income of approximately $9,084,000 which expire in various years through 2019. Between
                              October 1997 and August 1998, EVC completed private offerings of securities. In February 1999, EVC had an IPO of its securities. Under Section 382 of the Internal Revenue Code, these activities effect an ownership change and thus may severely limit, on an annual basis, EVC's ability to utilize its net operating loss carryforwards. EVC uses the lowest marginal U.S. corporate tax of 15% to determine deferred tax amounts and the related valuation allowance because EVC had no taxable earnings through December 31, 1999.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
 9. COMMITMENTS:              EVC  leases   office  space  under   noncancelable
                              operating leases which expire in August 2002. EVC also leases space and other services for its multiport control units that expires in 2000. The leases are subject to escalations for increases in EVC's share of increases in real estate taxes and other expenses.

                              Minimum future obligations under these leases are as follows:

                              Year ending December 31,

                                          2000                                                                $278,410
                                          2001                                                                 168,002
                                          2002                                                                 117,353
----------------------------------------------------------------------------------------------------------------------
                                                                                                              $563,765
======================================================================================================================

                              Rent expense charged to operations for the years ended December 31, 1999 and 1998 amounted to approximately $267,000 and $160,000, respectively.

                              EVC has entered into employment agreements with executive officers of EVC which provide for compensation and other benefits as defined in the agreements.

                              Aggregate compensation under the agreements is as follows:

                              Year ending December 31,

                                          2000                                                             $   845,000
                                          2001                                                                 845,000
----------------------------------------------------------------------------------------------------------------------
                                                                                                            $1,690,000
======================================================================================================================

                              In 1998, EVC entered into a consulting agreement with an individual which entitles the consultant to 2.5% of payments actually collected by EVC for services provided by it to corporate customers with which EVC contracts as a result of the consultant's direct involvement. The agreement also provides for payment of $5,000 per month to the consultant. The agreement expires in May 2003, unless earlier terminated, including upon 30 days notice to the consultant.

                              In 1998, EVC also entered into a consulting agreement with another individual who became a director of EVC upon the commencement of the IPO. The agreement entitles the consultant to 5% of revenue received by EVC from activities, if any, with an education provider with which EVC does not currently have an agreement. The agreement grants the consultant seven-year options to purchase up to 100,000 shares of common stock at $7.00 per share, of which options to purchase 25,000 shares are vested and options to purchase an additional 25,000 shares of common stock vest each March of the years 1999 through 2001.

10. STOCKHOLDERS'             In  December   1998,   EVC's  board  of  directors
    EQUITY:                   approved a 1-for-2  reverse  stock split which was
                              effective on the date of the initial public offering. All references to the number of common shares and per share amounts elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                              Between January 1998 and April 1998, EVC received gross proceeds of $1,072,500 from the issuance of 195,000 shares of common stock and warrants, expiring in 2003, to purchase 78,000 shares of common stock at $6.00 per share. As of December 31, 1997, EVC had received subscriptions for an aggregate of $690,000 to purchase 125,000 shares of common stock and warrants, expiring in 2003, to purchase 50,200 shares of common stock. The $690,000 was received by EVC by January 13, 1998. Transaction costs incurred in connection with this private placement were approximately $99,000. Additionally, warrants to purchase 51,752 shares of common stock for $6.00 per share were issued as a finder's fee in connection with these transactions.

                              In March 1998, in connection with the employment of its chief technology officer, EVC issued options to purchase 50,000 shares of common stock. The options vest ratably over 10 years with exercise prices ranging from $20.00 per share to $40.00 per share.

                              Between May and August 1998, EVC received gross proceeds of $4,000,000 for the issuance of 533,334 shares of common stock. The transaction costs incurred in connection with this private placement were approximately $400,000 and the issuance to a finder of warrants, expiring in 2003, to purchase 25,000 shares of common stock at $12.00 per share.

                              In May 1999, EVC issued warrants to an unaffiliated entity to purchase up to 50,000 shares of common stock for $12.00 per share as additional consideration under a consulting agreement. The warrants are exercisable upon issuance and expire after seven years.

                              In September 1999, in connection with a consulting agreement, EVC issued warrants to an individual to purchase 5,000 shares of common stock at $17.50 per share. Warrants are exercisable upon issuance and expire on February 22, 2004. Pursuant to the terms of the agreement, EVC will issue an additional 7,500 warrants at $22.50 per share in January 2000, and another 7,500 shares at $25.00 per share in May 2000.

                              In October 1998, the board of directors of EVC adopted an incentive stock option plan in which 356,000 shares of common stock have been reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, nonemployee directors and others. The option price cannot be less than the fair market value of the shares of the incentive stock options at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. During the year ended December 31, 1999, 255,000 options were granted under this plan.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS




--------------------------------------------------------------------------------
The following table represents the warrants outstanding as of December 31, 1999 and 1998:

                                                                        Exercise           Warrants Outstanding
                                                                       Price Per               December 31,
                              Expiration Date                           Warrant            1999              1998
----------------------------------------------------------------------------------------------------------------------

                              June 2002                                 $  2.00            11,500               11,500
                              August 2002                                  4.00             5,500                5,500
                              October 2002                                 4.00           100,000              100,000
                              October 2002                                20.00            50,000               50,000
                              December 2002                                4.00            18,000               18,000
                              January 2003                                 6.00            88,252               88,252
                              February 2003                                6.00            37,500               37,500
                              April 2003                                   6.00            12,000               12,000
                              August 2003                                 12.00            25,000               25,000
                              February 2004                               17.50             5,000                -
                              February 2004                               19.80           120,000                -
                              February 2004                               20.00            10,000                -
                              February 2005                                5.44            37,500               37,500
                              May 2006                                    12.00            50,000                -
----------------------------------------------------------------------------------------------------------------------
                                                                                          570,252              385,252
======================================================================================================================


Presented below is a summary of stock option activity for the periods shown:

                                                                                 Wtd.-Avg.                    Wtd.-Avg.
                                 Exercise                                        Exercise       Options       Exercise
                              Price Range                            Options       Price      Exercisable       Price
----------------------------------------------------------------------------------------------------------------------

                              Granted                                165,000
----------------------------------------------------------------------------------------------------------------------

                              Balance at December 31, 1998           165,000       $13.76         12,500         $7.00

                              Granted                                255,000

----------------------------------------------------------------------------------------------------------------------
                              Balance at December 31, 1999           420,000       $11.84         55,000         $9.09
======================================================================================================================

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS



--------------------------------------------------------------------------------
The following table summarizes information for options currently outstanding and exercisable at December 31, 1999:

                                                                 Options Outstanding               Options Exercisable
                                                          ----------------------------------       -------------------
                                                                         Wtd.-       Wtd.-                      Wtd.-
                                                                         Avg.        Avg.                       Avg.
                                 Exercise                              Remaining   Exercise                   Exercise
                              Price Range                  Number        Life        Price        Number        Price
----------------------------------------------------------------------------------------------------------------------

                              $  4.80                       15,000      10 yrs.   $  4.80            -             -
                              $  7.00                      100,000       7 yrs.   $  7.00           50,000     $  7.00
                              $10.00 - $20.00              255,000       4 yrs.    $10.60            -             -
                              $20.00 - $40.00               50,000      10 yrs.    $30.00            5,000         -
----------------------------------------------------------------------------------------------------------------------
                              $  4.80 - $40.00             420,000       6 yrs.    $11.84           55,000     $  9.09
======================================================================================================================


                              EVC has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If EVC had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, EVC's net loss and net loss per common share would approximate the pro forma amounts shown in the following table.

                              Year ended December 31,                                        1999                  1998
-----------------------------------------------------------------------------------------------------------------------

                              Reported net loss                                       $(6,127,879)         $(2,728,438)
=======================================================================================================================

                              Pro forma net loss                                      $(6,498,459)         $(2,791,468)
=======================================================================================================================

                              Reported net loss per common share                  $         (1.48)     $         (1.03)
=======================================================================================================================

                              Pro forma net loss per common share                 $         (1.57)     $         (1.03)
=======================================================================================================================

                              The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the
                              Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 78% in 1999 and 0% in 1998, risk-free interest rates ranging from 5.18% to 6.7% and an expected life of 2 to 10 years from the date of vesting.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                              The weighted-average fair value of options granted is as follows:

                              Year ended December 31,                                        1999                  1998
-----------------------------------------------------------------------------------------------------------------------
                              Fair value of each option granted                        $    1.274          $      1.54

                              Total number of options granted                             260,000              150,000

----------------------------------------------------------------------------------------------------------------------
                                   Total fair value of all options granted               $331,240             $231,089
======================================================================================================================


                              In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because EVC's incentive stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of EVC. Such an increase in stock price would benefit all stockholders commensurately.

11. ACQUISITION OF            On January 14, 2000, EVC acquired the  outstanding
    INTERBORO                 shares of Interboro  Institute  for $672,500  plus
    INSTITUTE:                50% of earning before  interest,  taxes,  debt and
                              amortization ("EBITDA") for the three fiscal years
                              ending June 30,  2001,  2002 and 2003.  Payment of
                              Interboro's  purchase  price  is  contingent  upon
                              there being EBITDA.  The acquisition was accounted
                              for under the purchase  method of accounting  and,
                              accordingly,  the  results of  operations  will be
                              included  in the  financial  statements  as of the
                              date  of  the  acquisition,  and  the  assets  and
                              liabilities will be recorded based upon their fair
                              values  at  the  date  of  the  acquisition.   EVC
                              acquired assets with a fair value of approximately
                              $900,000 and assumed  liabilities of approximately
                              $1,500,000.

                              In connection with the acquisition of Interboro Institute, EVC recorded approximately $750,000 in goodwill, which will be amortized on a straight-line basis over a period of 10 years.

                              The following  summarized  pro forma  consolidated
                              statement of income (unaudited) assumes the acquisition of the business of Interboro Institute as if it had occurred at the beginning of the period:

                              Net revenue                                                                  $ 7,181,825
======================================================================================================================

                              Net loss                                                                     $(9,009,179)
======================================================================================================================

                              Basic loss per common share                                              $         (2.17)
======================================================================================================================

                              This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.

                       EDUCATIONAL VIDEO CONFERENCING INC.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
12. PREFERRED STOCK:          On February 3, 2000,  EVC received  gross proceeds
                              of $4,000,000  for the issuance of 400,000  shares
                              of 7.5%  convertible  preferred stock and warrants
                              to  purchase   40,000   shares  of  common  stock.
                              Transaction costs incurred in connection with this placement were approximately $260,000.

                                 EXHIBIT INDEX

Exhibit 10.28

Exhibit 10.29

Exhibit 10.50

Exhibit 10.51

Exhibit 10.52

Exhibit 10.53