Form 10QSB
period 2000-03-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2000-05-12
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to  _______________

         Commission file number 1-14827

`

                      EDUCATIONAL VIDEO CONFERENCING, INC.
                        (Exact name of small business as
                            specified in its charter)

                    Delaware                            061488212
       (State of other jurisdiction         (IRS Employer Identification Number)
          of incorporation of organization)


            35 East Grassy Sprain Road, Suite 200, Yonkers, NY 10710
                    (Address of principal executive offices)

                                 (914) 787-3500
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,347,243 shares of Common Stock as of May 1, 2000.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1.       Financial Statements                                          Page
                                                                            ----

Accountant's Review Report.....................................................3

Consolidated Balance Sheet as of March 31, 2000 (unaudited) and as of
December 31, 1999 (audited)....................................................4

Consolidated Statement of Operations for the three month periods ended March 31, 2000 (unaudited)  and  March 31, 1999 (unaudited)..............5

Consolidated Statement of Cash Flows for the three month periods ended
March  31, 2000 (unaudited)  and March 31, 1999 (unaudited)....................6

Notes to Consolidated Financial Statements.....................................7

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations

First Quarter Developments....................................................10

Comparison of the Three Month Periods Ended
 March 31, 2000 and March 31, 1999............................................11

Liquidity and Capital Resources...............................................12

Forward-Looking Statements and Risk Factors...................................12


                                     Part II

                                Other Information

Item 3. Changes in Securities and Use of Proceeds.............................13

Item 6. Exhibits and Reports on form 8-K......................................14

Signatures....................................................................16

Exhibit Index.................................................................17

ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Educational Video Conferencing, Inc.


We have reviewed the accompanying consolidated balance sheet of Educational Video Conferencing, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less is scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

April 20, 2000

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                            March 31, 2000         December 31, 1999
                                                                                             (unaudited)              (audited)
                                          Assets                                            --------------         -----------------

Current Assets:
     Cash and cash equivalents............................................................   $    5,725,110          $     6,925,823

     Accounts receivable, net of allowance for doubtful
     accounts of $130,000 and $75,000 respectively........................................        1,662,437                  461,234

     Inventory............................................................................           88,996                        -
     Prepaid expenses and other current assets............................................          187,883                  138,583
                                                                                             --------------         ---------------
Total current assets......................................................................        7,664,426               7,525,640
                                                                                             --------------         ---------------

Property and equipment, net...............................................................        3,999,871               2,916,091
                                                                                             --------------         ---------------

Deferred income tax asset, net of valuation allowance.....................................                -                       -
License agreement.........................................................................          250,000                 200,000
Equity and other investments..............................................................          170,283                 240,533
Goodwill..................................................................................          906,430                       -
Other assets..............................................................................           15,246                  15,246
                                                                                             --------------         ---------------
Total assets..............................................................................   $   13,006,256         $    10,897,510
                                                                                             ==============         ===============

                           Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable and accrued expenses................................................   $      545,590         $       524,539
     Current maturities of capitalized lease obligations..................................           15,717                  15,717
                                                                                             --------------         ---------------
Total current liabilities.................................................................          561,307                 540,256
Capitalized lease obligations, net of current maturities..................................           41,607                  46,034
                                                                                             --------------         ---------------
Total Liabilities.........................................................................          602,914                 586,290
                                                                                             --------------         ---------------

Stockholders' Equity:
     Preferred stock - authorized 1,000,000 shares, issued and
     outstanding 400,000 shares and none, respectively                                            3,112,722                       -
     Common stock - $.0001 par value; authorized 20,000,000 shares, issued and outstanding 4,347,243
        shares ...........................................................................              435                     435
     Additional paid-in capital...........................................................       20,682,973              19,889,224
     Accumulated deficit..................................................................      (11,392,788)           ( 9,578,439)
                                                                                             --------------         ---------------
Stockholders' equity......................................................................       12,403,342              10,311,220
                                                                                             --------------         ---------------
Total liabilities and stockholders' equity................................................   $   13,006,256         $    10,897,510
                                                                                             ==============         ===============

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                       Three months ended
                                                                                                       -------------------
                                                                                            March 31, 2000           March 31, 1999
                                                                                              (unaudited)               (unaudited)
                                                                                              -----------               -----------

Net Revenue...............................................................................   $    2,215,614         $       147,521
Other Income..............................................................................           25,277                       -
Interest Income...........................................................................           84,274                  56,851
                                                                                             --------------         ---------------

Total Revenue.............................................................................        2,325,138                 204,372

Operating expenses:

Cost of sales.............................................................................          529,131                  58,458
Selling, general and administrative.......................................................        3,433,885               1,123,341
                                                                                             --------------         ---------------

Operating expenses........................................................................        3,963,016               1,181,799
                                                                                             --------------         ---------------

Net loss..................................................................................       (1,637,878)               (977,427)
                                                                                             --------------         ---------------

Beneficial conversion features of preferred stock.........................................         (176,471)
Accreted value of warrants................................................................          (21,051)
Accreted dividends on preferred stock.....................................................          (50,000)                      -
                                                                                             --------------         ---------------

Net loss available to common stockholders.................................................   $   (1,885,400)        $      (977,427)
                                                                                             ==============         ===============

Basic loss per common share...............................................................   $        (0.43)        $         (0.28)

Weighted average number of common shares outstanding......................................        4,347,243               3,537,594
                                                                                             ==============         ===============



                 See Notes to Consolidated Financial Statements

                           EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       Three months ended

                                                                                                       -------------------
                                                                                            March 31, 2000            March 31, 1999
                                                                                              (unaudited)               (unaudited)
                                                                                              -----------               -----------
Cash flows from operating activities:

Net loss..................................................................................   $   (1,637,878)            $  (977,427)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of goodwill.............................................................           30,000                       -
     Depreciation.........................................................................          220,170                  83,845
     Allowance for doubtful accounts......................................................            5,000                   5,000
     Loss from equity method investment...................................................           25,250                       -
Changes in operating assets and liabilities, net of effects in the acquisition of Interboro
   Institute, Inc
     Increase in accounts receivable......................................................         (737,676)                (96,557)
     (Increase)/decrease in prepaid expense...............................................          139,443                 (33,218)
     Decrease in inventory................................................................            8,156                       -
     Decrease in other assets.............................................................                -                   1,200
     Decrease in accounts payable and  accrued expenses...................................       (1,857,889)               (662,580)
                                                                                             ---------------      ------------------
Net cash used in operating activities.....................................................       (3,805,424)             (1,679,737)
Cash flows used in investing activities:
     Purchase of Interboro Institute, Inc. net of cash acquired...........................           39,535                       -
     Net payments for  other investments..................................................          (50,000)                      -
     Purchase of  equipment..............................................................        (1,110,397)               (277,253)
                                                                                             ---------------      ------------------
Net cash used in  investing activities....................................................       (1,120,862)               (227,253)
Cash flows from financing activities:
     Net proceeds from issuance of common stock...........................................                -              13,398,905
     Decrease in deferred offering costs..................................................                -                 900,000
     Principal payments under capital lease obligations...................................           (4,427)                      -
     Net proceeds from issuance of preferred stock.......................................         3,730,000                       -
                                                                                             --------------       ------------------
Net cash provided by financing activities.................................................        3,725,573              14,298,905

Net increase/(decrease) in cash and cash equivalents......................................       (1,200,713)             12,341,915
Cash and cash equivalents at beginning of period..........................................        6,925,823                 914,700
                                                                                             --------------       -----------------
Cash and cash equivalents at end of period................................................   $    5,725,110              13,256,615

                                                                                             ==============       =================





                                       See Notes to Consolidated Financial Statements

                                                          6

                   Notes to Consolidated Financial Statements

Note 1 - Business and Basis of  Presentation

The accompanying consolidated financial statements include the accounts of Educational Video Conferencing, Inc. ("EVCI") and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro") and Interboro Holding, Inc. All significant intercompany balances and transactions have been eliminated. References below to EVCI include its subsidiaries unless the context requires otherwise.

EVCI is a leading aggregator and distributor, via live interactive video conferencing systems, of accredited college courses and degree programs, as well as corporate training, professional development and continuing education programs. The instructor can see and hear the students as the students see and hear the instructor and communicate with the instructor and other students at multiple locations. Educational content is currently being delivered by EVCI over high speed point-to-point or multi-point digital data lines (T-1 or ISDN). EVCI is deploying its proprietary broadband network design which, using Internet Protocol infrastructure technology, permits EVCI to continue to provide two-way multi-point, multi-media voice, video and data transmissions, including over the Internet, but with controlled bandwidth and throughput. Using its broadband network design, EVCI can deliver educational content at 30 frames per second (broadcast quality) through DSL, ATM, T-1 lines, cable modems or satellite.

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

Since January 14, 2000, EVCI has, through Interboro, owned and operated Interboro Institute, a two year college in New York City. Interboro Institute offers degree programs leading to the Associate of Occupational Studies Degree in Business Administration (accounting and business management), ophthalmic dispensing, paralegal studies, administrative secretarial arts (executive, legal, correspondence or medical secretary) and security services and management. Interboro Institute continues to operate as a campus college and will also provide content for remote delivery by EVCI after requisite regulatory approvals are obtained.

Interboro   Institute   presently  has  approximately  725  on-campus  full-time
students. Most of its student body consists of non-traditional students who pay their tuition using Federal (Pell) and New York State (TAP) tuition grants.

The accompanying unaudited interim financial statements, which have been reviewed by Goldstein Golub Kessler LLP, have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S -B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments
(consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 1999.

EVCI acquired the outstanding stock of Interboro on January 14, 2000 for (i) $672,500, payable out of Interboro's earnings before interest, taxes, debt and amortization ("EDITDA"), plus (ii) 50% of EBITDA for the three years ending June 30, 2001, 2002 and 2003.

EVCI's results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period and should be read in conjunction with the audited financial statements of EVCI as of December 31, 1999 and for the year then ended and the notes thereto in EVCI's 10-KSB for the year ended December 31, 1999.

The information in this report gives effect to a one-for-two reverse split of the common stock effective February 23, 1999.

Note 2 - Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No 128, Earnings per Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and convertible securities. Diluted EPS is not presented since the effect would be antidilutive.

Note 3 - Revenue Recognition

EVCI recognizes income ratably over the semester in which courses are given and as services are performed. Unearned revenue from advance student billings is netted against accounts receivable for financial statement reporting. For the most recent semester beginning in January thru March 2000, advance billings amounted to $727,114, which amounts are expected to be recognized as revenue over the 2nd quarter.

Note 4 - Income Taxes

No provision for income taxes has been made for all periods presented since EVCI has net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 2000. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from EVCI's net operating losses, EVCI has recorded a full valuation allowance.

Note 5 - Preferred Stock

On February 3, 2000, EVCI received gross proceeds of $4,000,000 for the issuance of 400,000 shares of 7.5% convertible preferred stock and warrants to purchase 40,000 shares of common stock at 120% of the market price of EVCI's common stock at the date of closing, as defined. The warrants are exercisable for three years, commencing after one year after the date of closing. The transaction costs incurred in connection with this private placement were approximately $260,000. A value of $378,918 was assigned to the warrants. The preferred stock is convertible into shares of common stock at a discount from the market price, as defined in the agreement. This beneficial conversion feature, calculated as the difference between the conversion price and the fair market value of EVCI's common stock at the date of issuance, is being recognized as a non-cash dividend to the preferred stockholder over the period from the date of issuance through the date of earliest conversion, as defined. Accordingly, EVCI recorded a $176,471 dividend for the three month period ended

March 31, 2000 and will record dividends of $264,705 in each of the next two fiscal quarters. On the third anniversary of the closing date, all outstanding preferred stock automatically converts into common stock at the conversion terms described above. EVCI may redeem any portion of the preferred stock, at any time prior to its conversion, at 110% - 120% of its $10 per share stated value.

Note 6 - Segment Reporting

EVCI follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." As a result of the acquisition of Interboro, EVCI has two operating segments: (1) aggregator and distributor, via live interactive video conferencing systems, of accredited college courses and degree programs, as well as corporate training, professional development and continuing education programs and (2) operator of a post secondary two-year degree-granting college.

Reportable segment data were as follows: For the three month ended March 31, 2000:

Net revenue and other income:

    EVCI student course registrations                        $        300,522
    Interboro                                                       1,915,092
                                                             ----------------
    Total net revenue                                        $      2,215,614
                                                             ================

Operating companies net income (loss):

   EVCI student course registrations                         $     (2,160,370)
   Interboro                                                          522,492
                                                             ----------------
   Total operating companies net loss                        $     (1,637,878)
                                                             ================

Assets:
   EVCI                                                      $     12,037,004
   Interboro                                                          969,252
                                                             ----------------
   Total assets                                              $     13,006,256
                                                             ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 1999 included in EVCI's 10-KSB for the year ended December 31, 1999 and in conjunction with the financial statements and notes thereto for the three months ended March 31, 2000 and 1999 included in Item 1 of this report.

First  Quarter Developments

EVCI continued to implement its business strategy during the first quarter by activities that include:

     o placing significantly greater emphasis on the marketing of training and professional development content to corporations because they have significantly larger budgets and demand for this kind of content than higher education content and payments to EVCI for delivering training and professional development content are more predictable and timely.

     o deploying  EVCI's   proprietary   broadband   network  design  with  the
expectation that, in the second quarter, EVCI will have the ability to begin delivering content over this network.

     o recruiting, hiring or retaining, training and redeploying management, marketing, sales, technical and administrative personnel.

     o allocating more time, personnel and other resources to accelerate the implementation of agreements with corporate customers.

     o acquiring Interboro, the owner and operator of Interboro Institute.

     o entering into a multi-year co-marketing and education provider agreement with Computer Generated Solutions Inc., a provider of information technology corporate training programs. As a premier IBM business partner, and Microsoft solutions provider, CGS offers over 250 instructor led courses, web-based training, multi-media computer based training and custom-developed application courses.

     o entering  into a  multi-year  education  provider  agreement  with South
Carolina-based Clemson University that gives EVCI access to the Clemson's continuing education and corporate training courses that include management, engineering, manufacturing, textiles, professional development for women and managing for diversity.

     o entering into a multi-year education provider agreement with San Francisco-based Golden Gate University that gives EVCI access to all of the university's undergraduate, graduate and doctoral degrees, academic courses, and continuing education programs.

     o launching with Bell Atlantic Remote Learning Solutions, a marketing campaign that bundles the offering of Bell Atlantic's DSL services with EVCI's content, video conferencing and other services. EVCI has been advised by Bell Atlantic that the Remote Learning Solution campaign has been selected as one of Bell Atlantic's most significant marketing initiatives for the year 2000. Approximately 900 Bell Atlantic account executives will be trained to sell the Bell Atlantic/EVCI Remote Learning Solutions.

     o entering into a co-marketing agreement with the National Football League Players Association to offer Association members accredited college courses, degree programs and professional development courses.

     o entering into a multi-year agreement with the California State Baptist Association to market educational programs to the Association's members.

     o entering into a multi-year agreement with edcor Data Services, a leading third party administrator of corporate educational and training programs and corporate tuition assistance programs. edcor services approximately 70 Fortune 500 clients that include Apple Computer, AT&T, Daimler-Chrysler, General Motors, Hewlett-Packard, Lucent Technologies, Microsoft and United Parcel Service. EVCI is outsourcing to edcor administrative services that EVCI was previously providing to its customers and is also marketing edcor's services directly to new customers. edcor, in turn, is marketing EVCI's services to its customers.

Comparison of the Three Month Periods Ended March 31, 2000 and March 31, 1999

Net revenues for the first quarter of 2000 increased to $2,215,614 from $147,521 in 1999 due primarily to a 104% increase in EVCI student course enrollment and the addition of Interboro's net revenue of $1,917,964. EVCI course registrations increased to approximately 3,900 in 2000 from approximately 794 in 1999. To increase the rate and amount of student course registrations, EVCI has been (i) increasing the number of student recruiters from 12 in the quarter ended March 1999 to 17 in the quarter ended March 2000, (ii) working more closely with education providers and customers to implement and administer their agreements with EVCI, (iii) focusing on obtaining education providers with national and international reputations or regional appeal outside of the Northeast, (iv) focusing on increasing corporate training programs, and (v) providing training to EVCI's co-marketing partners regarding student recruitment.

Interboro Institute has approximately 725 on-campus full-time students and plans to begin offering courses remotely through EVCI after obtaining requisite regulatory approvals.

Other income of $25,277 includes miscellaneous income from Interboro tuition applications fees and book sales, net of the cost of such books.

Interest income increased to $84,247 in 2000 from $56,851 in 1999 due to the investment of the proceeds from EVCI's initial public offering.

Cost of sales increased to $529,131 in 2000 from $58,458 in 1999 primarily due to an increase of $443,456 relating mostly to the direct cost of wages for Interboro Institute's professors and adjunct professors.

Salaries and benefits increased by 227% to $1,744,886 in 2000 from $533,909 in 1999 primarily due to the increase in EVCI and Interboro Institute staff during the quarter by 104 to 133 as compared to 29 in 1999. Of this increase $608,036 or 114%, relates to Interboro Institute's administrative staff. The 104 additional employees are engaged as follows: 69 in administration (including full-time instructors) at Interboro Institute, and, at EVCI, 17 in sales, 5 in recruiting, 5 in operations, 1 in business development, 2 in artwork and design, 2 in development and training and 3 in administration.

Marketing, brochures and student registrations costs increased to $370,611 in 2000 from $244,627 in 1999 due primarily to costs required to market EVCI's services to an increasing number of potential students.

Professional fees increased to $191,774 in 2000 from $31,090 in 1999 due to legal and accounting fees, resulting primarily from compliance with SEC disclosure requirements, outside directors' fees and consulting fees relating to enrollment services administration.

Depreciation increased to $240,171 in 2000 from $83,845 in 1999 as a result of purchases of videoconferencing equipment and equipment to test the delivery of classes using EVCI's proprietary broadband network design.

Other expenses increased to $861,443 in 2000 from $229,870 in 1999 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVCI's growth. $169,828 of the increase relates to rent, telephone and other expenses of Interboro Institute.

Liquidity and Capital Resources

EVCI's initial public offering was completed in the first quarter of 1999, resulting in gross proceeds to EVCI of $16,060,000 and net proceeds to EVCI of approximately $13,399,000.

During the first quarter of 2000, EVCI infused $1,800,000 into Interboro for working capital and to satisfy certain net worth and other financial requirements. EVCI does not currently anticipate that Interboro will require additional significant cash infusions from EVCI for the foreseeable future.

On February 3, 2000, EVCI received gross proceeds of $4,000,000 and net proceeds of approximately $3,740,000 for the issuance of 400,000 shares of its 7.5% convertible preferred stock to The Shaar Fund Ltd.

Capital expenditures for the three months ended March 31, 2000 increased to $1,110,397 compared to $277,253 for the three months ended March 31, 1999. This increase was primarily attributable to purchases of video conferencing equipment required at EVCI's education providers' and corporate customers' sites where EVCI's video conferenced programs are offered and for the purchase of equipment to test and deploy EVCI's proprietary broadband network design.

EVCI anticipates, based on current plans and assumptions relating to its operations, that the proceeds from its IPO and preferred stock private placement and cash flow from its operations will be sufficient to satisfy its cash requirements for at least the next 9 months. However, EVCI expects to require additional funding in order to operate and grow and is considering various available financing options. If, however, EVCI is underestimating its cash requirements, EVCI will require additional debt or equity financing sooner. There can be no assurance that any such required debt or equity financing will be available on acceptable terms.

Forward-Looking Statements and Risk Factors

This Form 10-QSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. EVCI's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including (i) insufficient demand for EVCI's content and broadband services, (ii) delays in rolling out co-marketing programs or in implementing existing customer agreements, (iii) delays in deploying EVCI's broadband network, (iv) an inability to satisfy demand for EVCI's content or broadband services, (v) the need for additional capital to operate and grow, (vi) competition, (vii) dependence on EVCI's chairman, president and other management, and (viii) the other specific risk factors included in EVCI's filings with the SEC, including its Form S-3 registration statement filed April 6, 2000 (file No. 333-34190). Should any of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. EVCI undertakes no obligation to update forward-looking statements.

                                    PART II

                               OTHER INFORMATION

Item 3. Changes in Securities and Use of Proceeds

Through March 31, 2000, the net proceeds of the IPO has been used as follows:

         Cash and investment grade obligations                     $  1,985,000*
         Purchasing and installing video conferencing equipment       3,256,000
         Marketing                                                    1,580,000
         Hiring and training additional personnel                     1,680,000
         Investment in Visiocom USA Incorporated                        250,000
         Interboro working capital                                    1,800,000
         Other working capital and operating  expenses                2,848,000
                                                                   -------------
                                                                   $ 13,399,000
                                                                   =============
------------------------
* At March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of, or incorporated by reference into, this report:

    Exhibit No.*       Description of Exhibit

       4.7[1] --    Warrant Agreement, dated as of January 14, 2000, between the
                    Registrant  and Bruce R.  Kalisch.

       4.8[2] --    Common  Stock Purchase  Warrant,  dated as of
                    February 3, 2000,  issued to The Shaar Fund Ltd.

     10.43[1] --    Stock  Purchase  Agreement, dated as of  January  14,  2000, among  Bruce  R.  Kalisch, Interboro Holding, Inc. and
                    Interboro Institute, Inc.

     10.45[2] --    Securities  Purchase  Agreement,  dated as of February 3,
                    2000, between the Registrant and The Shaar Fund Ltd.

     10.46[2] --    Registration  Rights  Agreement,  dated as of February 3,
                    2000, between the Registrant and The Shaar Fund Ltd.

     10.50[3] --    Agreement   between  the   Registrant  and  Golden  Gate
                    University for the Offering of Interactive Video Conferenced
                    Courses, dated March 3, 2000.

     10.52[3] --    Educational   Provider/Co-Marketing  Agreement  between  the
                    Registrant and Computer Generated Solutions, Inc. dated as of January 13, 2000.

     10.53[3] --    Stock Subscription and Stockholders' Agreement,  dated as
                    of  November  29,  1999  among  the   Registrant,   Visiocom
                    Worldwide, S.A., the individuals set forth in Exhibit A to such agreement, and Visiocom USA Incorporated, including
                    Exhibits.

     10.54    --    Summary  of   Transaction   Terms   between  edcor  and  the
                    Registrant, dated January 3, 2000.

     10.55    --    Agreement,  dated January 25, 2000,  between the  Registrant and  Clemson  University  for  the  Offering  of  Non-Credit
                    Interactive Video Conferenced Courses.

     10.56    --    Agreement,  dated March 13, 2000, between the Registrant and
                    California  State  Baptist  Association  for the Offering of
                    Interactive Televideo Courses.

     27       --    Financial Data Schedule.

     99.1[1]  --    Press Release of the Registrant dated January 20, 2000.



---------------------
*Numbers inside brackets refer to the document listed below:

[1] Incorporated by reference to Registrant's Form 8-K dated January 14, 2000.

[2] Incorporated by reference to Registrant's Form 8-K dated February 3, 2000.

[3] Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1999.

(b) Information regarding reports on Form 8-K that were filed by EVCI during the quarter ended March 31, 2000, and the Items reported on, follows:

     (i) Form 8-K, dated January 14, 2000, covering Items 2 and 7 (without financial statements) as amended by amendment dated March 27, 2000, covering Items 2 and 7 and including the following financial statements:

          o Educational Video Conferencing, Inc. Pro Forma Balance Sheet for the year ended December 31, 1999 (Unaudited) o Educational Video Conferencing, Inc. Pro Forma Statement of Operations for the year ended December 31, 1999 (Unaudited)

          o Interboro Institute, Inc. Financial Statements for the Six Months ended December 31, 1999 and 1998 (Unaudited)

          o Interboro Institute, Inc. Financial Statements for the year ended June 30, 1999

          o Interboro Institute, Inc. Financial Statements for the Six Months ended June 30, 1998

          o Interboro Institute, Inc. Financial Statements for the year ended December 31, 1997


     (ii) Form 8-K, dated February 13, 2000, covering Items 2 and 7, as amended by amendment dated March 7, 2000 covering Item 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EDUCATIONAL VIDEO CONFERENCING, INC.




Dated: May 11, 2000              By: /s/ Richard Goldenberg
                                    -------------------------------------
                                    Richard Goldenberg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.*               Description of Exhibit

------------               ----------------------

     4.7[1]  --     Warrant Agreement, dated as of January 14, 2000, between the
                    Registrant  and Bruce R.  Kalisch.  4.8[2]  -- Common  Stock
                    Purchase Warrant, dated as of February 3, 2000, issued to The Shaar Fund Ltd.

   10.43[1]  --     Stock  Purchase  Agreement,  dated as of January  14,  2000,
                    among  Bruce  R.  Kalisch,   Interboro  Holding,   Inc.  and
                    Interboro Institute, Inc.

  10.45[2]   --     Securities Purchase Agreement, dated as of February 3, 2000, between the Registrant and The Shaar Fund Ltd.

  10.46[2]   --     Registration Rights Agreement, dated as of February 3, 2000, between the Registrant and The Shaar Fund Ltd.

  10.50[3]   --     Agreement between thbe Registrant and Golden Gate University for the Offering of Interactive video conference courses, dated March 3, 2000.

  10.52[3]   --     Educational   Provider/Co-Marketing  Agreement  between  the
                    Registrant and Computer Generated Solutions, Inc. dated as of January 13, 2000.

  10.53[3]   --     Stock Subscription and Stockholders' Agreement, dated as of
                    November 29, 1999 among the Registrant,  Visiocom Worldwide,
                    S.A.,  the  individuals  set  forth  in  Exhibit  A to  such
                    agreement,   and   Visiocom  USA   Incorporated,   including
                    Exhibits.

  10.54      --     Summary  of   Transaction   Terms   between  edcor  and  the
                    Registrant, dated January 3, 2000.

  10.55      --     Agreement,  dated January 25, 2000,  between the  Registrant and  Clemson  University  for  the  Offering  of  Non-Credit
                    Interactive Video Conferenced Courses.

  10.56      --     Agreement,  dated March 13, 2000, between the Registrant and
                    California  State  Baptist  Association  for the Offering of
                    Interactive Televideo Courses.

  27         --     Financial Data Schedule.

  99.1[1]    --     Press Release of the Registrant dated January 20, 2000.

---------------------
*Numbers inside brackets refer to the document listed below:

[1] Incorporated by reference to Registrant's Form 8-K dated January 14, 2000.

[2] Incorporated by reference to Registrant's Form 8-K dated February 3, 2000.

[3] Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1999.