Form 10QSB
period 2000-06-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 2000-08-11
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,350,243 shares of Common Stock as of August 1, 2000.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1. Financial Statements                                                Page
                                                                            ----

Consolidated Balance Sheet as of June 30, 2000 (unaudited)
and as of December 31, 1999 (audited)                                        3

Consolidated Statement of Operations for the three
and six month periods ended June 30, 2000 (unaudited)
and June 30, 1999 (unaudited)                                                4

Consolidated Statement of Cash Flows for the
six month periods ended June 30, 2000 (unaudited)
and June 30, 1999 (unaudited)                                                5

Notes to Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Second Quarter Developments                                                  9

Comparison of the Three Month Periods Ended
 June 30, 2000 and June 30, 1999                                            10

Comparison of the Six Month Periods Ended
 June 30, 2000 and June 30, 1999                                            11

Liquidity and Capital Resources                                             12

Forward-Looking Statements and Risk Factors                                 12

                                     Part II

                                Other Information

Item 2. Changes in Securities and Use of Proceeds                           13

Item 6. Exhibits and Reports on form 8-K                                    14

Signatures                                                                  15

Exhibit Index                                                               16

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                    June 30, 2000               December 31, 1999
                                                                                    -------------               -----------------
                                                                                     (unaudited)                     (audited)
                                        Assets

Current assets:
         Cash and cash equivalents........................................           $2,176,608                   $6,925,823
         Accounts receivable, net of allowance for doubtful accounts
           of $135,000 and $75,000 respectively...........................            2,221,848                      461,234
         Inventory........................................................              193,596                         ____
         Prepaid expenses and other current assets........................              354,658                      138,583
         Deferred offering costs..........................................               78,926                         ____
                                                                                    -----------                      -------
Total current assets......................................................            5,025,636                    7,525,640
                                                                                    -----------                    ---------

Property and equipment, net...............................................            4,201,399                    2,916,091
                                                                                    -----------                    ---------

Deferred income tax asset, net of valuation allowance.....................                ____                        ____
License agreement.........................................................              237,500                      200,000
Equity and other investments..............................................              145,283                      240,533
Goodwill..................................................................              919,908                       ____
Other assets..............................................................               57,966                       15,246
                                                                                    -----------                  -----------
Total assets..............................................................          $10,587,692                  $10,897,510
                                                                                    ===========                  ===========

                         Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable and accrued expenses............................              806,596                      524,539
         Current maturities of capitalized lease obligations..............               15,717                       15,717
                                                                                    -----------                  -----------
Total current liabilities.................................................              822,313                      540,256
Capitalized lease obligations, net of current maturities..................               34,331                       46,034
                                                                                    -----------                  -----------
Total liabilities.........................................................              856,644                      586,290
                                                                                    -----------                  -----------


Stockholders' equity:
         Preferred stock - $.0001 par value; authorized 1,000,000 shares, issuable in series; Series A, 400,000 shares designated and issued
           and outstanding .......................................................    3,408,994                        ____
         Common stock - $.0001 par value; authorized 20,000,000 shares, issued and
           outstanding 4,350,243 shares and 4,347,243 shares, respectively........          435                         435
         Additional paid-in capital...............................................   20,585,795                   19,889,224
         Accumulated deficit......................................................   14,264,176)                  (9,578,439)
                                                                                    -----------                  -----------
Stockholders' equity..............................................................    9,731,048                   10,311,220
                                                                                    -----------                  -----------
Total liabilities and stockholders' equity........................................  $10,587,692                  $10,897,510
                                                                                    ===========                  ===========

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                       Three months ended                Six months ended
                                                                 ---------------------------    -------------------------------
                                                                  June 30,         June 30,          June 30,       June 30,
                                                                   2000              1999              2000           1999
                                                                 ---------         ---------         ---------      --------
Net revenue..................................................    $1,885,296     $  192,274        $4,100,910       $   339,795
Other income.................................................         8,517           ____            33,794              ____
Interest income..............................................        49,042        140,378           133,289           197,229
                                                                     ------        -------           -------           -------

Total revenue ...............................................     1,942,855        332,652         4,267,993           537,024
                                                                  ---------        -------         ---------           -------

Operating expenses:..........................................
         Cost of sales.......................................       712,474         73,148         1,241,605           131,606
         Selling, general and administrative.................     3,659,446      1,193,314         7,093,331         2,316,654
                                                                  ----------     ---------         ---------         ---------

Total operating expenses.....................................     4,371,920      1,266,462         8,334,936         2,448,260
                                                                  ----------     ---------         ---------         ---------
Net loss.....................................................    (2,429,065)      (933,810)       (4,066,943)       (1,911,236)
                                                                  ----------     ---------         ---------         ---------
Beneficial conversion feature of preferred stock.............      (264,705)           ____         (441,176)             ____
Accreted value of warrants...................................       (31,567)           ____          (52,618)             ____
Accreted dividends on preferred stock........................       (75,000)                        (125,000)
                                                                  ----------     ---------         ---------         ---------

Net loss  available to common stockholders'..................   $(2,800,337)    $ (933,810)      $(4,685,737)      $(1,911,236)
                                                                  ==========     =========         =========         =========

Basic and diluted loss per common share......................   $     (0.64)    $    (0.21)       $    (1.07)       $    (.049)
                                                                  ==========     =========         =========         =========


Weighted average number of common shares outstanding.........     4,347,309      4,347,243         4,347,276         3,944,655
                                                                  ==========     =========         =========         =========


                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  Six months ended

                                                                                  -------------------------------------------------
                                                                                             June 30, 2000       June 30, 1999
                                                                                             -------------       -------------
                                                                                              (unaudited)         (unaudited)
Cash flows from operating activities:
Net loss............................................................................         $(4,066,943)        $(1,911,236)
Adjustments to reconcile net loss to net cash used
    in operating activities:
         Depreciation...............................................................             423,123             159,999
         Amortization of license agreement..........................................              12,500                ____
         Amortization of goodwill...................................................              40,000                ____
         Allowance for doubtful accounts............................................              10,000              20,000
         Loss from equity method investment.........................................              50,250                ____
Changes in operating assets and  liabilities,  net of effects in the acquisition of Interboro Institute, Inc:
         Increase in accounts receivable............................................          (1,302,087)           (109,283)
         (Increase)/decrease in prepaid expenses and other current assets...........             (27,332)              2,192
         Increase in inventory......................................................             (96,444)                ____
         (Increase)/decrease in other assets........................................             (42,720)            (18,051)
         Decrease in accounts payable and accrued expenses..........................          (1,721,883)           (733,545)
                                                                                              -----------           ---------
Net cash used in operating activities...............................................          (6,721,536)         (2,589,924)
                                                                                              ----------          -----------
Cash flows used in investing activities:
         Purchase of Interboro Institute, Inc. net of cash acquired.................              16,057                ____
         Net payments for other investments.........................................             (50,000)               ____
         Purchase of equipment......................................................          (1,514,878)           (515,516)
                                                                                              -----------           ---------
Net cash used in investing activities...............................................          (1,548,821)           (515,516)
                                                                                              -----------         -----------
Cash flows from financing activities:

         Net proceeds from issuance of common stock.................................               6,000          13,398,905
         (Increase)/decrease in deferred offering costs ............................             (78,926)            900,000
         Principal payments under capital lease obligations.........................             (11,703)               ____
         Net proceeds from issuance of preferred stock .............................           3,730,000                ____
         Additional expenses incurred in connection with the
           issuance of preferred stock..............................................            (124,229)               ____
                                                                                              -----------         ----------
Net cash provided by financing activities ..........................................           3,521,142          14,298,905
                                                                                              -----------         ----------

Net increase/(decrease) in cash and cash equivalents................................          (4,749,215)         11,193,465
Cash and cash equivalents at beginning of period....................................           6,925,823             914,700
                                                                                              -----------         ----------
Cash and cash equivalents at end of period..........................................         $ 2,176,608         $12,108,165
                                                                                              ===========        ===========

                                       5
                 See Notes to Consolidated Financial Statements

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

Since January 14, 2000, EVCI has, through Interboro, owned and operated Interboro Institute, a two year college in New York City. Interboro Institute offers degree programs leading to the Associate of Occupational Studies Degree in business administration (accounting and business management), ophthalmic dispensing, paralegal studies, administrative secretarial arts (executive, legal, correspondence or medical secretary) and security services and management. Interboro Institute continues to operate as a campus college and will also provide content for remote delivery by EVCI after requisite regulatory approvals are obtained. Most of Interboro Institute's student body consists of non-traditional students who pay their tuition using Federal (Pell) and New York State (TAP) tuition grants.

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

Note 2 - Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No 128, Earnings per Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and convertible securities. Potential common stock has not been included in the computation of diluted EPS since the effect would be antidilutive.

Note 3 - Revenue Recognition

EVCI recognizes income ratably over the semester in which courses are given and as services are performed. Unearned revenue from advance billings is offset against accounts receivable for financial statement reporting. For the most recent semester beginning in May, at June 30, 2000 advance billings amounted to $742,947, which amounts are expected to be recognized as revenue over the third quarter of 2000.

Note 4 - Deferred Offering Costs

Deferred offering costs represent costs that are related to a proposed private placement of securities, and that EVCI intends to offset against the proceeds from the transaction. In the event the offering is not completed these costs will be charged to operating expenses.

Note 5 - Preferred Stock

On February 3, 2000, EVCI received gross proceeds of $4,000,000 for the issuance of 400,000 shares of 7.5% Series A Convertible Preferred Stock and three year warrants to purchase 40,000 shares of EVCI's common stock at $21.27 per share. The transaction costs of this private placement were approximately $260,000. A value of $378,918 was assigned to the warrants. The preferred stock is convertible into shares of EVCI's common stock at a discount from the "market price", as defined. EVCI is accounting for the issuance of the preferred stock in accordance with "Emerging Issues Task Force Issue No. 98-5," which addresses the issuance of convertible securities that have a beneficial conversion feature. The conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated as the difference between the conversion price and the fair market value of EVCI's common stock at the date of the issuance. Any discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred stockholder over the period from the date of issuance through the date of the earliest conversion, as defined. Accordingly, EVCI recorded a $441,176 dividend for the six month period ended June 30, 2000 and will record a dividend of $264,705 in the next fiscal quarter. EVCI may redeem the preferred stock at any time until the mandatory conversion date in February 2003 at 110%-120% of the stated value as defined.

Note 6 - Income Taxes

No provision for income taxes has been made for all periods presented since EVCI has net operating losses. These net operating losses have resulted in a deferred tax asset of approximately $856,000 at June 30, 2000. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from EVCI's net operating losses, EVCI has recorded a full valuation allowance.

Note 7 - Segment Reporting

EVCI follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." As a result of the acquisition of Interboro, EVCI has two operating segments: (1) aggregator and distributor, via live interactive video conferencing systems, of accredited college courses and degree programs, as well as corporate training, professional development and continuing education programs and (2) operator of Interboro Institute, a post secondary two-year degree-granting college.

For the six month period ended June 30, 2000, Reportable segment data were as follows:

                                          Three months ended    Six months ended
                                          June 30, 2000         June 30, 2000

Operating revenue:
    EVCI student course registrations     $     268,373          $   568,895
    Interboro Institute                       1,616,923            3,532,015
                                              ---------            ---------
      Total operating revenue             $   1,885,296           $4,100,910
                                             ===========          ===========

Operating companies net income (loss):
  EVCI student course registrations       $   (2,486,128)        $(4,646,498)
  Interboro Institute                             57,063             579,555
                                              ---------            ---------
    Total operating companies net loss    $   (2,429,065)        $(4,066,943)
                                             ===========          ===========

Assets:
    EVCI                                                        $  9,529,217
    Interboro Institute                                            1,058,475
                                                                   ---------
    Total assets                                                $ 10,587,692
                                                                 ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 1999 included in EVCI's 10-KSB for the year ended December 31, 1999 and in also conjunction with the financial statements and notes thereto for the six months ended June 30, 2000 and 1999 included in Item 1 of this report.

Second Quarter Developments

EVCI continued to implement its business strategy during the second quarter by activities that include:

     o EVCI continued to place significantly greater emphasis on the marketing of training and professional development content to corporations. EVCI signed a multi-year agreement with Telecommunications Research Associates ("TRA"), a premier global provider of top-quality education for telecommunications professionals. TRA will introduce EVCI's content delivery services as a way to satisfy TRA's customer demands for top-quality communications courses, while EVCI will introduce TRA to companies outside of TRA's traditional client base. Charles Edinger became president of EVCI's new insurance and financial services division that was formed to offer the delivery by EVCI of corporate training, professional development and continuing education programs aggregated by EVCI, initially to the insurance and financial services industries. Prior to joining EVCI, Mr. Edinger was executive vice president of the College of Insurance.

     o EVCI continued to deploy EVCI's proprietary broadband network design with the expectation that, in the third quarter, EVCI will have the ability to begin delivering content over this network. There have been delays in deployment because EVCI had to wait for appropriate locations for the installation of its equipment that are proximate to the line termination points of major communications carriers.

     o EVCI recruited, hired or retained, and trained and redeployed management, marketing, sales, technical and administrative personnel. Bill Talbot became EVCI's vice president of marketing and sales. Prior to joining EVCI, Mr. Talbot was marketing director for vertical markets at Bell Atlantic. Staffing changes during the second quarter also included Mr. Edinger joining EVCI and the appointment by Interboro Institute of Stephen H. Adolphus as its president. Prior to joining Interboro, Mr. Adolphus was chief administrator and academic officer of Touro College's School of General Studies.

     o EVCI allocated more time, personnel and other resources to accelerating the implementation of agreements with corporate customers.

     o EVCI  signed  a  multi-year  agreement  with  New  York  City  Correction
Officers'    Benevolent    Association   to   co-market    EVCI's    educational
video-conferencing services to the Association's approximately 11,000 members.

     o EVCI expanded into the large medical education market, by entering into a multi-year agreement with the American Academy of Professional Coders to offer its extensive educational program to facilities and individuals nationwide via EVCI's video conferencing services.

     o With Bell Atlantic Remote Learning Solutions, EVCI continued a marketing campaign that bundles the offering of Bell Atlantic's DSL services with EVCI's content, video conferencing and other services. Of the approximately 900 Bell Atlantic account executives targeted for training to sell the Bell Atlantic/EVCI Remote Learning Solutions, approximately 800 had completed training by June 30, 2000.

     o EVCI has installed two demonstration sites at Bell Atlantic facilities, one in Manhattan and one in Westchester County, New York. EVCI is currently installing six other demonstration sites at various Bell Atlantic facilities in Massachusetts, New Jersey and New York.

     o EVCI received the Computerworld-Smithsonian Medallion, an award presented jointly by the Smithsonian Institution and Computerworld Magazine to honor those leading the information technology revolution.

Comparison of Three Month Periods Ended June 30, 2000 (second quarter of 2000) and June 30, 1999 (second quarter of 1999)

Net revenues for the second quarter of 2000 increased to $1,885,296 from $192,274 for the second quarter of 1999 due primarily to a 325% increase in EVCI student course registrations to 157 and the addition of Interboro Institute's 2,450 student course registrations. The Interboro Institute registrations resulted in additional net revenue of $1,614,051. Total student course registrations were 2,607 in the second quarter of 2000 as compared to 37 in the second quarter of 1999. Interboro Institute had approximately 725 full time students attending school for the spring semester and approximately 500 for the summer semester which started in May 2000. To increase the rate and amount of EVCI student course registrations, EVCI has been:

     o increasing the number of student recruiters (from 10 in the second quarter of 1999 to 14 in the second quarter of 2000),

     o working more closely with education providers and customers to implement and administer their agreements with EVCI,

     o focusing on obtaining education providers with national and international reputations or regional appeal outside of the Northeast,

     o focusing on increasing corporate training programs, and

     o providing training to EVCI's co-marketing partners regarding student recruitment.

Other income of $8,517 for the second quarter of 2000 includes miscellaneous income from tuition applications fees and other college related fees.

Interest income decreased to $49,042 for the second quarter of 2000 from $140,378 for the second quarter of 1999 due to the use of the proceeds from EVCI's IPO for the purposes indicated in Item 2 of Part II of this report.

Cost of sales increased to $712,474 for the second quarter of 2000 from $73,148 for the second quarter of 1999 due primarily to an increase of $473,769 for the direct cost of wages of Interboro Institute's professors and adjunct professors.

Salaries and benefits increased by 250% to $2,028,000 for the second quarter of 2000 from $579,270 for the second quarter of 1999. EVCI staff increased during the second quarter of 2000 by 2 to 135 employees. On June 30, 1999, EVCI had 30 employees as compared to 29 on April 1, 1999. Of the increase during the second quarter of 2000, $638,872 is attributable to administrative staff at Interboro Institute. During the second quarter of 2000, Interboro had an increase of 3 employees and EVCI had a decrease of 1 employee. The 105 employees added since June 30, 1999 are engaged as follows: 69 at Interboro Institute and, at EVCI, 17 in sales, 5 in recruiting, 5 in operations, 1 in business development, 2 in artwork and design, 2 in development and training and 4 in administration.

Marketing, brochures and student registrations costs decreased to $217,580 for the second quarter of 2000 from $228,705 for the second quarter of 1999 primarily due to the replacement of outside agents and brokers with EVCI salesman and EVCI's reduced attendance at trade shows. These decreases were offset by increases required for marketing EVCI's services to an increasing number of potential students.

Professional fees increased to $276,636 for the second quarter of 2000 from $29,519 for the second quarter of 1999 primarily due to legal and accounting fees resulting mostly from compliance with SEC disclosure requirements and for general corporate services and fees for outside enrollment services administration.

Depreciation and amortization increased to $258,305 for the second quarter of 2000 from $76,154 for the second quarter of 1999 as a result of purchases of video conferencing and other equipment, including for the deployment of EVCI's proprietary broadband network design, and $65,336 of the additional expense attributable to Interboro Institute.

Other expenses increased to $853,925 for the second quarter of 2000 from $279,665 for second quarter of 1999 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVCI's growth. $239,567 of the increase relates to the to rent, telephone and other expenses of operating Interboro Institute.

Comparison of Six Month Period Ended June 30, 2000 (first six months of 2000) and June 30, 1999 (first six months of 1999)

Net revenues for the first six months of 2000 increased to $4,100,910 from $339,795 for the first six months of 1999 primarily due to a 79% increase in EVCI student course registrations to 1,066 and the addition of Interboro Institute's 5,450 student course registrations. The Interboro registrations resulted in additional net revenue of $3,532,015. Total student course registrations were 6,516 for the first six months of 2000 and from approximately 596 for the first six months of 1999.

Other income of $33,794 for the first six months of 2000 includes miscellaneous income from tuition applications fees and other Interboro Institute related fees.

Interest income decreased to $133,289 for the first six months of 2000 from $197,229 for the first six months of 1999 due to the use of the proceeds from EVCI's IPO for the purposes indicated in Item 2 of Part II of this report.

Cost of sales increased to $1,241,605 for the first six months of 2000 from $131,606 for the first six months of 1999 due primarily to an increase of $917,225 for the direct cost of wages of Interboro Institutes professors and adjunct professors.

Salaries and benefits increased by 239% to $3,772,886 for the first six months of 2000 from $1,113,179 for the first six months of 1999. EVCI staff increased during the six months of 2000 by 73 to 135 from 62 on January 1, 2000. On June 30, 1999, EVCI had 30 employees as compared to 18 on January 1, 1999. Of the increase during the first six months of 2000, $1,246,908 is attributable to the addition of the administrative staff at Interboro Institute. The 73 additional employees are engaged as follows: 72 at Interboro Institute and, one at EVCI, after giving effect to redeployment and reduction of staff.

Marketing, brochures and student registrations costs increased to $588,191 for the first six months of 2000 from $473,332 for the first six months of 1999 due primarily to costs of marketing EVCI's services to an increasing number of potential students. The increase was offset by decreases, of approximately $130,000, resulting from the replacement of outside agents and brokers with EVCI salesman and EVCI's reduced attendance at trade shows.

Professional fees increased to $468,410 for the first six months of 2000 from $60,609 for the first six months of 1999 primarily due to legal and accounting fees resulting mostly from compliance with SEC disclosure requirements and for general corporate services and fees for outside enrollment services administration.

Depreciation and amortization increased to $498,476 for the first six months of 2000 from $159,999 for the first six months of 1999 as a result of purchases of videoconferencing and other equipment, including for the testing and deployment of EVCI's proprietary broadband network design and $92,587 of additional expense attributable to Interboro Institute.

Other expenses increased to $1,715,368 for the first six months of 2000 from $509,535 for the first six months of 1999 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVCI's growth. $419,620 of the increase relates to the to rent, telephone and other expenses of Interboro Institute.

Liquidity and Capital Resources

EVCI's initial public offering was completed in the first quarter of 1999, resulting in gross proceeds to EVCI of $16,060,000 and net proceeds to EVCI of approximately $13,399,000.

During the first quarter of 2000, EVCI infused $1,800,000 into Interboro for working capital to satisfy certain net worth and other financial requirements. EVCI does not currently anticipate that Interboro will require additional cash infusions from EVCI for the foreseeable future.

On February 3, 2000, EVCI received gross proceeds of $4,000,000 and net proceeds of approximately $3,740,000 for the issuance of 400,000 shares of its Series A 7.5% Convertible Preferred Stock to The Shaar Fund Ltd.

Capital expenditures for the first six months of 2000 increased to $1,514,878 compared to $515,516 for the first six of 1999. This increase was primarily attributable to purchases of video conferencing equipment required at EVCI's education providers' and corporate customers' sites where EVCI's video conferenced programs are offered and for the purchase of equipment to test and deploy EVCI's proprietary broadband network design.

EVCI anticipates, based on current plans and assumptions relating to its operations, that the proceeds from its Series A Preferred private placement and cash flow from its operations will be sufficient to satisfy its cash requirements for at least the next three months. With the assistance of an investment banker, EVCI is in the process of offering up to $20 million of its equity securities in a private placement to institutional investors. EVCI currently believes it can complete this private placement prior to year- end. In the interim, it is in the process of negotiating the terms of a $4 million private placement of a new series of its prefferred stock. EVCI believes that the proceeds of a $4 million placement would satisfy its cash needs for up to four additional months. After that, EVCI expects it will require additional funding in order to grow. However, EVCI's ability to obtain needed financing and its cost to EVCI are uncertain. Accordingly, EVCI may be forced to curtail its operations and/or its planned business expansion.

Forward-Looking Statements and Risk Factors

This Form 10-QSB contains forward looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "believes," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. EVCI's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including:

     o the need for substantial additional capital to operate and grow,

     o insufficient demand for EVCI's content and broadband services,

     o delays in rolling out marketing programs or in implementing existing customer agreements,

     o delays in deploying EVCI's proprietary broadband network design,

     o an inability to satisfy demand for EVCI's services,

     o competition,

     o dependence on EVCI's chairman, president and other management and

     o the other specific risk factors included in EVCI's filings with the SEC, including its form S-3 registration statement effective June 2, 2000 (file no. 333-34190).

Should any of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. EVCI undertakes no obligation to update forward-looking statements.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Through June 2000, the net proceeds of the IPO has been used as follows:

         Cash and investment grade obligations                   $  - 0 -
         Purchasing and installing video conferencing equipment    4,521,000
         Marketing                                                 1,876,000
         Hiring and training additional personnel                  2,104,000
         Investment in Visiocom USA Incorporated                     250,000
         Interboro working capital                                 1,800,000
         Other working capital and operating expenses              2,848,000
                                                                 -----------
                                                                 $13,399,000
                                                                 ===========
-----------------------------------
*At June 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as a part of this report:


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

    4.7     -     Warrant  Agreement,  dated as of April 18,  2000,  between the
                  Registrant and Peter J. Solomon Company Limited.

  *10.53    -     Agreement,  dated  April  27,  2000,  between  Registrant  and
                  Telecommunications  Research  Associates  for the  Offering of
                  Interactive Video Conferenced Courses.

   10.54    -     Agreement,  dated May 31,  2000,  between  Registrant  and the
                  Correction Officer's Benevolent Association of the City of New
                  York for the Offering of Interactive Video Conferenced Courses in Criminal Justice and other appropriate College Degree
                  Programs.

  *10.55    -     Agreement, dated June 1, 2000, between Registrant and American
                  Academy of  Professional  Coders,  Inc.  for the  Offering  of
                  Interactive Video Conferenced Courses.

   27       -     Financial Data Schedule

(b) No reports on Form 8-K were filed by EVCI during the quarter ended June 30, 2000.

--------------------
* Confidential treatment has been requested with respect to the redacted portions of this exhibit.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EDUCATIONAL VIDEO CONFERENCING, INC.




Dated: August 11, 2000             By:    /s/ Richard Goldenberg
                                       -----------------------------
                                          Richard Goldenberg
                                          Chief Financial Officer
                                         (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.             Description of Exhibit
-----------             ----------------------

    4.7     --  Warrant  Agreement,  dated as of April 18,  2000,  between the
                Registrant and Peter J. Solomon Company Limited.

  *10.53    --  Agreement,  dated April 27,  2000,  between  Registrant  and
                Telecommunications  Research  Associates  for the  Offering of
                Interactive Video Conferenced Courses.

   10.54    --  Agreement,  dated May 31, 2000,  between  Registrant and the
                Correction Officer's Benevolent Association of the City of New York for the Offering of Interactive Video Conferenced Courses in Criminal Justice and other appropriate College Degree Programs.

  *10.55    --  Agreement,  dated  June  1,  2000,  between  Registrant  and
                American Academy of Professional Coders, Inc. for the Offering of Interactive Video Conferenced Courses.

   27       --  Financial Data Schedule

--------------------
* Confidential treatment has been requested with respect to the redacted portions of this exhibit.