Form 10-Q
period 2000-09-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 2000-11-13
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR  THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,492,961 shares of Common Stock as of November 1, 2000.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE


Consolidated Balance Sheet as of September 30, 2000 (unaudited) and as of
December 31, 1999 (audited)................................................... 3

Consolidated Statement of Operations for the three and nine month periods ended September 30, 2000 (unaudited) and September 30, 1999
(unaudited)................................................................... 4

Consolidated Statement of Cash Flows for the nine month periods ended
September 30, 2000 (unaudited) and September 30, 1999 (unaudited)............. 5

Notes to Consolidated Financial Statements.................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter developments.................................................... 9

Comparison of three month periods ended
 September 30, 2000 and September 30, 1999................................... 10

Comparison of nine month periods ended
 September 30, 2000 and September 30, 1999....................................11

Liquidity and capital resources.............................................. 12

Forward-looking statements and risk factors.................................. 13

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................... 15

SIGNATURES .................................................................. 16

EXHIBIT INDEX................................................................ 17

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                                         ------------------   -----------------
                                                                                             (unaudited)          (audited)
Current assets:
         Cash and cash equivalents................................................         $9,578,618              $6,925,823
         Accounts receivable, net of allowance for doubtful accounts
           of $150,000 and $75,000 respectively...................................          1,986,387                 461,234
         Inventory................................................................            133,004                       -
         Prepaid expenses and other current assets................................            316,898                 138,583
                                                                                              -------                 -------
Total current assets..............................................................         12,014,907               7,525,640
                                                                                           ----------               ---------

Property and equipment, net.......................................................          4,686,800               2,916,091
                                                                                            ---------               ---------

Deferred income tax asset, net of valuation allowance.............................                  -                       -
License agreement.................................................................            225,000                 200,000
Equity and other investments......................................................            100,000                 240,533
Goodwill..........................................................................          1,185,173                       -
Other assets......................................................................             77,540                  15,246
                                                                                               ------                  ------
Total assets......................................................................        $18,289,420             $10,897,510
                                                                                          ===========             ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses....................................          1,412,779                 524,539
         Current maturities of capitalized lease obligations......................             15,717                  15,717
                                                                                               ------                  ------
Total current liabilities.........................................................          1,428,496                 540,256
Capitalized lease obligations, net of current maturities..........................             25,424                  46,034
                                                                                               ------                  ------
Total liabilities.................................................................          1,453,920                 586,290
                                                                                            ---------                 -------

Redeemable preferred stock Series B- $100 stated value; 130,000 shares issued and
outstanding                                                                                12,282,472                       -
                                                                                           ----------
Stockholders' equity:
         Preferred  Stock -  $.0001  par  value;  authorized  1,000,000  shares,
         including 200,000 shares designated Series B.............................                  -                       -

         Common stock - $.0001 par value; authorized 20,000,000 shares, issued
         and outstanding 4,492,961 shares and 4,347,243 shares, respectively......                449                     435
         Additional paid-in capital...............................................         21,953,004              19,889,224
         Accumulated deficit......................................................        (17,400,425)             (9,578,439)
                                                                                           ----------              ----------
Stockholders' equity..............................................................          4,553,028              10,311,220
                                                                                            ---------              ----------
Total liabilities and stockholders' equity........................................        $18,289,420             $10,897,510
                                                                                          ===========             ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                      Three months ended                 Nine months ended
                                                                 -----------------------------     ------------------------------
                                                                  Sept 30,         Sept 30,           Sept 30,          Sept 30,
                                                                   2000              1999              2000               1999
                                                                 ---------         ---------         ---------         ---------
Net revenue..................................................     $2,076,287         $137,630       $6,177,197          $477,425

Other income.................................................         28,242                -           62,036                 -
Interest income..............................................         14,922          133,169          148,211           330,398
                                                                      ------          -------          -------           -------

Total revenue ...............................................      2,119,451          270,799        6,387,444           807,823
                                                                   ---------          -------        ---------           -------
Operating expenses:..........................................
         Cost of sales.......................................        542,042           44,931        1,783,647           176,537
         Selling, general and administrative.................      4,056,194        1,852,529       11,149,525         4,169,183
                                                                   ---------        ---------       ----------         ---------

Total operating expenses.....................................      4,598,236        1,897,460       12,933,172         4,345,720
                                                                   ---------        ---------       ----------         ---------

Net loss.....................................................    $(2,478,785)     $(1,626,661)     $(6,545,728)      $(3,537,897)
Beneficial conversion feature of preferred stock.............       (264,706)               -         (705,882)                -
Accreted value of warrants...................................       (326,300)               -         (378,918)                -
Dividends on preferred stock.................................        (66,458)               -         (191,458)                -
                                                                     -------        ----------      ----------         ----------

Net loss  available to common stockholders'..................    $(3,136,249)     $(1,626,661)     $(7,821,986)      $(3,537,897)
                                                                 ============     ============     ============      ============

Basic and diluted loss per common share......................          $(.72)          ($0.37)          $(1.79)           ($0.87)
                                                                       ======          =======          =======           =======

Weighted average number of common shares outstanding.........      4,378,236        4,347,243        4,357,895         4,080,326


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Nine months ended
                                                                                        SEPT. 30, 2000   SEPT. 30, 1999
                                                                                        --------------   --------------
                                                                                           (unaudited)      (unaudited)
Cash flows from operating activities:
Net loss ...........................................................................   $ (6,545,728)      $ (3,537,897)
Adjustments to reconcile net loss to net cash used
    in operating activities:
         Depreciation ..............................................................        716,328            289,510
         Amortization of license agreement .........................................         25,000                  -
         Amortization of goodwill ..................................................         99,326                  -
         Allowance for doubtful accounts ...........................................         25,000             25,000
         Loss from equity method investment ........................................         95,533                  -
Changes in operating assets and  liabilities,  net of effects in the acquisition of Interboro Institute, Inc:
         Increase in accounts receivable ...........................................     (1,081,626)          (113,595)
         (Increase)/decrease in prepaid expenses and other current assets ..........         10,428           (171,154)
         Increase in inventory .....................................................        (35,852)                 -
         Increase in other assets ..................................................        (62,294)           (64,671)
         Decrease in accounts payable and accrued expenses .........................     (1,185,700)          (137,485)
                                                                                       ------------       ------------
Net cash used in operating activities ..............................................     (7,939,585)        (3,710,292)
                                                                                       ------------       ------------
Cash flows used in investing activities:
         Purchase of Interboro Institute, Inc., net of cash acquired ...............       (113,534)                 -
         Net payments for other investments ........................................        (50,000)                 -
         Purchase of equipment .....................................................     (2,293,484)        (1,580,140)
                                                                                       ------------       ------------
Net cash used in investing activities ..............................................     (2,457,018)        (1,580,140)
                                                                                       ------------       ------------
Cash flows from financing activities:
         Net proceeds from issuance of common stock ................................         88,000         13,398,905
         (Increase)/decrease in deferred offering costs ............................              -            900,000
         Principal payments under capital lease obligations ........................        (20,610)            (3,469)
         Net proceeds from issuance of preferred stock series A ....................      3,519,535
         Redemption of preferred stock series A ....................................     (3,220,000)                 -
         Net proceeds from issuance of preferred stock series B ....................     12,682,472                  -
                                                                                       ------------       ------------
Net cash provided by financing activities ..........................................     13,049,397         14,295,436
                                                                                       ------------       ------------

Net increase/(decrease) in cash and cash equivalents ...............................      2,652,795          9,005,004
Cash and cash equivalents at beginning of period ...................................      6,925,823            914,700
                                                                                       ------------       ------------
Cash and cash equivalents at end of period .........................................   $  9,578,618       $  9,919,704
                                                                                       ============       ============

         Supplemental schedule of non-cash investing and financing activities:
         Conversion of series A to common stock ....................................      1,200,000                  -
         Capital lease obligations incurred ........................................              -            73,3338
         Issuance of common stock in lieu of dividends on series A preferred stock..        191,458                  -

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF  PRESENTATION

     The accompanying consolidated financial statements include the accounts of Educational Video Conferencing, Inc. and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro") and Interboro Holding, Inc. All significant intercompany balances and transactions have been eliminated. References below to EVCI, we, us and our include its subsidiaries unless the context requires otherwise.

     We are a leading aggregator and distributor, via live interactive video conferencing systems, of accredited college courses and degree programs, as well as corporate training, professional development and continuing education programs. The instructor can see and hear the students as the students see and hear the instructor and the students can see and hear each other. The instructor and the students can also share data at multiple locations. Educational content is currently being delivered by us over high speed point-to-point or multi-point digital data lines (T-1 or ISDN).

     We expect to complete deploying our proprietary broadband network design at strategically placed hubs in New York and California by this year end and in Virginia by mid-February 2001. From these hubs we will be able to link up with national and international high speed broadband networks of major communications carriers to provide unique two-way multi-point, multi-media voice, video and data transmissions. Our broadband network design is unique because it permits video conferencing at approximately 30 frames per second (broadcast quality) through ATM, DS-1 and 3, DSL, cable modems or satellite while we control bandwith and throughput. This means higher quality transmissions at competitive broadband rates and at lower rates than ISDN service. Our broadband network design also gives us the opportunity to expand our business by offering our proprietary software to major corporations that want the travel and time convenience and cost savings afforded by using our technology to improve real time multi-point communications among their offices throughout the world for corporate communications, generally, and for job skills training, professional development and academic programs. These programs can be obtained from us or from others that have purchased our software from us, or our customers can generate them internally.

     As a content aggregator and distributor, we presently can offer more than 2,500 courses, 250 degree programs and 1,000 professional development and continuing education courses from content providers that include St. John's University, Adelphi University, Clemson University, Manhattan College, The College of Insurance, Mercy College, Concordia College, Touro University International, Kaplan Educational Centers and Telecommunications Research Associates. Since beginning to offer courses in February 1998, through September 30, 2000, we have delivered 485 courses that have resulted in 9,762 completed student course registrations. We are currently delivering 147 courses, representing 4,651 student course registrations, to 19 sites located in 12 cities. We are also currently delivering 40 asynchronous courses, representing 226 student course registrations, via the Internet to 40 locations.

     Since January 14, 2000, we have owned and operated Interboro Institute, a two year college in New York City. Interboro Institute offers degree programs leading to the Associate of Occupational Studies Degree in business administration (accounting and business management), ophthalmic dispensing, paralegal studies, administrative secretarial arts (executive, legal, correspondence or medical secretary) and security services and management. Interboro Institute continues to operate as a campus college and will also provide content for remote delivery by us after requisite regulatory approvals are obtained. Most of Interboro institute's student body consists of non-traditional students who pay their tuition using Federal
(Pell) and New York State (TAP) tuition grants.

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

     EVCI's results of operations for the interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period and should be read in conjunction with our audited financial statements as of December 31, 1999 and for the year then ended, and the notes thereto, in EVCI's 10-KSB for the year ended December 31, 1999.

     The information in this report gives effect to a one-for-two reverse split of our common stock effective February 23, 1999.

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

NOTE 3 - REVENUE RECOGNITION

     EVCI recognizes income ratably over the semester in which courses are given and as services are performed. Unearned revenue from advance billings is offset against accounts receivable for financial statement reporting. For the most recent semester beginning in September, at September 30, 2000 advance billings amounted to $2,675,012 , which is expected to be recognized as revenue over the fourth quarter of 2000.

NOTE 4 - PREFERRED STOCK

     On February 3, 2000, EVCI received gross proceeds of $4,000,000 for the issuance of 400,000 shares of 7.5% Series A Convertible Preferred Stock and three year warrants to purchase 40,000 shares of our common stock at $21.27 per share. The transaction costs of this private placement were approximately $480,000. A value of $378,918 was assigned to the warrants. Prior to being redeemed by us, the Series A preferred stock was convertible into shares of our common stock at a discount from the "market price", as defined. EVCI is accounting for the issuance of the Series A preferred stock in accordance with "Emerging Issues Task Force Issue No. 98-5," which addresses the issuance of convertible securities that have a beneficial conversion feature. The conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated as the difference between the conversion price and the fair market value of our common stock at the date of the issuance. Any discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred stockholder over the period from the date of issuance through the date of the earliest conversion, as defined.

     Accordingly, EVCI recorded a non-cash $705,882 accreted dividend charge for the nine month period ended September 30, 2000. In September 2000 the holder of the Series A preferred stock converted 120,000 shares or $1,200,000 in total stated value of preferred stock into 103,341 shares of our common stock at an average price of approximately $11.80 per common share. The remaining balance of $2,800,000 of Series A preferred stock was redeemed by us during September 2000 at a 15% over the stated value, thus resulting in a charge to additional paid in capital of $420,000. Upon redemption, accumulated accrued dividends on Series A preferred stock of $191,458 were paid by issuing 17,127 shares of our common stock valued at $11.18 per share.

     On September 22, 2000 we designated 200,000 shares of our authorized preferred stock as Series B 7% Convertible Preferred Stock. Between September 22 and September 30, 2000, EVCI received gross proceeds of $13,000,000 from the issuance of 130,000 shares of our Series B preferred stock and three year warrants to purchase 722,223 shares of our common stock at $20.25 per share. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 will be recognized as a deemed dividend to the preferred stockholders over three years. A portion of the net proceeds from the sale of the Series B preferred was used to redeem our Series A preferred stock.

     The Series B preferred stock is initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for 20 trading days prior to September 22, 2000. The Series B preferred stockholders can require EVCI to redeem their preferred shares if EVCI issues its securities, for a price below the conversion price, and the result is a change of control of EVCI that is reportable pursuant to Schedule 14A of the proxy rules. For more information regarding our Series B preferred stock and related warrants, reference is made to our 8-K filed October 6, 2000.

NOTE 5 - INCOME TAXES

     No provision for income taxes has been made for all periods presented since EVCI has net operating losses. Our net operating losses have resulted in a deferred tax asset of approximately $1,700,000 at September 30, 2000. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from EVCI's net operating losses, EVCI has recorded a full valuation allowance.

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

For the nine month period ended September 30, 2000, Reportable segment data were as follows:

                                              Three months ended    Nine months ended
                                              SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                              ----------------------------------------
Net revenue:
   EVCI student course registrations           $   200,482                769,377
   Interboro Institute                           1,875,805              5,407,820
                                                 ---------              ---------
     Total net revenue                         $ 2,076,287            $ 6,177,197
                                                =========               =========

Operating companies net income (loss):
   EVCI student course registrations          $(2,634,895)            $(7,281,394)
   Interboro Institute                            156,110                 735,666
                                                  -------                ---------
    Total net loss                            $(2,478,785)            $(6,545,728)
                                                =========               =========

Assets:
   EVCI                                                               $14,686,890
   Interboro Institute                                                  3,602,530
     Total assets                                                     $18,289,420
                                                                       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 1999 included in EVCI's 10-KSB for the year ended December 31, 1999 and in also conjunction with the financial statements and notes thereto for the nine months ended September 30, 2000 and 1999 included in Item 1 of this report.

THIRD QUARTER DEVELOPMENTS

     The substantial time and effort required by EVCI's management to obtain the $13,000,000 of financing discussed above has limited our ability to conduct other important business activities. Nevertheless, we continued to implement our business strategy during the third quarter by activities that include:

     o We continued to place significantly greater emphasis on the marketing of training and professional development content to corporations.

     o We continued to deploy our proprietary broadband network design. From hubs in New York, California and Virginia, we will be able to link up with national and international high speed broadband networks of major communications carriers. Our deployment estimates have been revised again because of delays by major communications carriers in providing line services. Additional delays could prevent us from completing deployment of our hubs in New York and California by this year end and in Virginia by mid-February 2001.

     o EVCI entered into an agreement with the Excite@Home Business Solutions division of that gives us access to Excite@Home's nationwide high-speed broadband network. From our strategically placed hubs, we will gain access to this network and, accordingly, will be able to offer internal teleconferencing to major corporations located throughout the U.S. We plan to sell our proprietary software to companies that want to improve real time two-way audio and multi-point communications among their offices throughout the country.

     o With Verizon's assistance, EVCI entered into an agreement with YAI National Institute to provide our video conferencing technologies and management services to five YAI locations in New York City. If implementation of the agreements is successful, EVCI and YAI plan to negotiate a roll out of our technologies and services to additional YAI locations.

     o We trained and redeployed management, marketing, sales, technical and administrative employees and retained consultants in foreign jurisdictions in anticipation of expanding internationally.

     o We allocated more time, personnel and other resources to accelerating the implementation of agreements with our corporate customers.

     o With Verizon Remote Learning Solutions, we continued a marketing campaign that bundles the offering of Verizon's DSL services with EVCI's content, video conferencing and other services. The merger of Bell Atlantic and GTE and the Verizon strike have delayed the progress of our co-marketing activities with Verizon.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 (THIRD QUARTER OF
2000) AND SEPTEMBER 30, 1999 (THIRD QUARTER OF 1999)

     Net revenues for the third quarter of 2000 increased to $2,076,287 from $137,630 for the third quarter of 1999 due primarily to a 28% increase in EVCI student course registrations to 1,019 and the addition of Interboro Institute's 3,900 student course registrations. The Interboro Institute registrations resulted in additional net revenue of $1,875,805. Total student course registrations were 4,919 in the third quarter of 2000 as compared to 794 in the third quarter of 1999. Interboro Institute had approximately 975 full time students attending school for the fall semester. Approximately $600,000 of our third quarter net revenue is attributable to enrollment at Interboro of 500 students for the summer semester which started in May 2000.

     To increase the rate and amount of EVCI student course registrations, EVCI has been:

     o working more closely with education providers and customers to implement and administer their agreements with EVCI;

     o focusing on obtaining education providers with national and international reputations or regional appeal outside of the Northeast;

     o  focusing on increasing corporate training programs; and

     o providing training to EVCI's co-marketing partners regarding student recruitment.

     Other income of $28,242 for the third quarter of 2000 includes miscellaneous income from tuition applications fees and other services attributable to Interboro Institute.

     Interest income decreased to $14,922 for the third quarter of 2000 from $133,169 for the third quarter of 1999 bvecause the proceeds of our IPO had been used by us.

     Cost of sales increased to $542,042 for the third quarter of 2000 from $44,931 for the third quarter of 1999 due primarily to an increase of $466,555 forwages of Interboro Institute's professors, adjunct professors, recruiters, librarian, and learning center, all of which are direct costs.

     Salaries and benefits increased by 113 % to $2,115,863 for the third quarter of 2000 from $994,828 for the third quarter of 1999. EVCI full-time staff decreased during the third quarter of 2000 by 2 to 133 employees. We currently have 27 part-time adjunct professors. On September 30, 2000, EVCI had 133 employees as compared to 45 on September 30, 1999. Of the difference between third quarter 2000 and 1999, $735,410 is attributable to administrative staff at Interboro Institute. The 88 employees added by us since September 30, 1999 are engaged as follows: 75 at Interboro Institute and, at EVC, a total of 13 which is comprised of 2 in sales, a decrease of 4 in recruiting, 8 in operations, 1 in legal, 1 in artwork and design, and 5 in administration.

     Marketing, brochures and student registrations costs increased to $363,208 for the third quarter of 2000 from $320,889 for the third quarter of 1999 primarily due to the replacement of outside agents and brokers with EVCI salesman and EVCI's reduced attendance at trade shows. These decreases were offset by increases required for marketing EVCI's services to an increasing number of potential students.

     Professional fees increased to $149,811 for the third quarter of 2000 from $57,912 for the third quarter of 1999 primarily due to legal and accounting fees resulting mostly from compliance with SEC disclosure requirements and for general corporate services and fees for outside enrollment services administration.

     Depreciation and amortization increased to $359,874 for the third quarter of 2000 from $129,511 for the third quarter of 1999 as a result of purchases of video conferencing and other equipment, including for the deployment of EVCI's proprietary broadband network design, and $90,016 of additional expense attributable to Interboro Institute, which includes goodwill amortization of $59,326.

     Other expenses increased to $1,067,438 for the third quarter of 2000 from $346,819 for third quarter of 1999 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs that were incurred to support EVCI's growth and as a result of investment losses of $95,000 relating to our investment in Visiocom USA. $250,123 of the increase relates to the to rent, telephone and other expenses of operating Interboro Institute.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 (FIRST NINE MONTHS OF
2000) AND SEPTEMBER 30, 1999 (FIRST NINE MONTHS OF 1999)

     Net revenues for the first nine months of 2000 increased to $6,177,197 from $477,425 for the first nine months of 1999, primarily due to a 45% increase in EVCI student course registrations to 2,085 and the addition of Interboro Institute's 9,350 student course registrations. The Interboro registrations resulted in additional net revenue of $5,407,820. Total student course registrations were 11,435 for the first nine months of 2000 as compared to 1,386 for the first nine months of 1999.

     Other income of $62,036 for the first nine months of 2000 includes miscellaneous income from tuition applications fees and other Interboro Institute related services.

     Interest income decreased to $148,211 for the first nine months of 2000 from $330,398 for the first nine months of 1999 because the proceeds from our IPO were used by us.

     Cost of sales increased to $1,783,647 for the first nine months of 2000 from $176,537 for the first nine months of 1999 due primarily to an increase of $1,331,191 for wages of Interboro Institute's professors, adjunct professors, recruiters, librarian, and learning center, all of which are direct costs.

     Salaries and benefits increased by 179% to $5,888,749 for the first nine months of 2000 from $2,108,007 for the first nine months of 1999. EVC staff increased during the nine months of 2000 by 71 to 133 from 62 on January 1, 2000. On September 30, 1999, EVC had 45 employees as compared to 18 on January 1, 1999. Of the difference between the first nine months of 2000 and 1999, $1,982,318 is attributable to the addition of the administrative staff at Interboro Institute. The 71 additional employees since January 1, 2000 are engaged as follows: 75 at Interboro Institute and, a decrease of 4 at EVC, after giving effect to redeployment and reduction of staff.

     Marketing, brochures and student registrations costs increased to $951,399 for the first nine months of 2000 from $794,221 for the first nine months of 1999 due primarily to costs of marketing EVCI's services to an increasing number of potential students. The increase was offset by decreases, of approximately $155,000, resulting from the replacement of outside agents and brokers with EVCI salesman and EVCI's reduced attendance at trade shows.

     Professional fees increased to $618,221 for the first nine months of 2000 from $118,521 for the first nine months of 1999 primarily due to legal and accounting fees resulting mostly from compliance with SEC disclosure requirements and for general corporate services and fees for outside enrollment services administration.

     Depreciation and amortization increased to $858,350 for the first nine months of 2000 from $289,510 for the first nine months of 1999 as a result of purchases of videoconferencing and other equipment, including for the testing and deployment of EVCI's proprietary broadband network design and $182,603 of additional expense attributable to Interboro Institute which includes goodwill amortization of $99,326.

     Other expenses increased to $2,832,806 for the first nine months of 2000 from $856,234 for the first nine months of 1999 primarily due to increases in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office expenses and investor relations costs and investment losses that were incurred to support EVCI's growth. $669,743 of the increase relates to the to rent, telephone and other expenses of Interboro Institute.

LIQUIDITY AND CAPITAL RESOURCES

     EVCI's initial public offering was completed in the first quarter of 1999, resulting in gross proceeds to EVCI of $16,060,000 and net proceeds to EVCI of approximately $13,399,000. All of these proceeds had been expended by June 30, 2000.

     Reference is made to Note 4 of Notes to Consolidated Financial Statements included under Item I of this report for information regarding gross proceeds of $17,000,000 and net proceeds of approximately $12,980,000 from the issuance of our Series A and Series B preferred stock, after giving effect to the redemption of the Series A preferred using proceeds from the sale of Series B preferred.

     During the first quarter of 2000, EVCI infused $1,800,000 into Interboro for working capital and to satisfy certain net worth and other financial requirements. EVCI does not currently anticipate that Interboro will require additional cash infusions from EVCI for the foreseeable future.

     Capital expenditures for the first nine months of 2000 increased to $2,293,484 compared to $1,580,140 for the first nine months of 1999. This increase was primarily attributable to purchases of video conferencing equipment required at EVCI's education providers' and corporate customers' sites where EVCI's video conferenced programs are offered and for the purchase of equipment to test and deploy EVCI's proprietary broadband network design.

     Based on current plans and assumptions relating to our operations, we believe that cash flow from our operations and the cash remaining from our financings will be sufficient to satisfy our cash requirements until at least the third quarter of 2001. After that, we expect to require additional funding in order to grow. If, however, we are underestimating our cash needs, we will require additional debt or equity financing sooner. Our ability to obtain the necessary financing, and its cost to us, are uncertain. Accordingly, we may be forced to curtail our planned business expansion and may also be unable to fund our ongoing operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This Form 10-QSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "believes," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. EVCI's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including:

     o because we have had limited revenues and anticipate continuing significant losses we may not to be able to achieve profitability;

     o our continued negative cash flow could materially impede our ability to operate;

     o our success may depend on our ability to obtain substantial additional financing;

     o deployment of our broadband network design may not result in any significant revenues or profits;

     o our broadband network design may not provide a short or long term competitive advantage;

     o our greater emphasis on providing training and development content may not increase our content delivery revenues substantially;

     o our dependence on a limited number of content providers has limited our ability to increase enrollment to profitable levels;

     o We need to substantially increase enrollment by employees of large corporate customers in order for our distance learning services to become profitable;

     o we are depending on others to materially increase our student enrollment;

     o the cost associated with our content delivery activities may continue to substantially exceed our revenues from these activities;

     o our requiring advance tuition payments and corporate guarantees of deferred tuition is hindering our effort to increase registration for our higher education courses and programs;

     o our cash flow from our delivery of higher education content is unpredictable because we do not control tuition billing by our higher education providers and collection from our corporate customers;

     o changes in training and education policies of our corporate customers could quickly and materially decrease our existing and potential student enrollment and, therefore our revenue;

     o the lack of exclusivity and non-compete provisions could materially impair the value of our corporate customer agreements;

     o demand for our services may not increase rapidly because training and education via live interactive video conferencing does not become widely accepted;

     o we depend on our chairman, president and other key management to operate and grow;

     o to succeed we need to attract and maintain more senior management and skilled administrators and technicians in a highly competitive labor market;

     o we may need to replace obsolete equipment at substantial unanticipated costs;

     o regulatory changes may impose constraints, additional costs or other burdens on us and our content providers;

     o Interboro Institute is subject to extensive Federal and New York State regulation because it depends on substantial federal and state funds in order to operate;

     o Interboro Institute's prior problems with regulators could reoccur and adversely affect its operations; and

     o the other specific risk factors included in EVCI's filings with the SEC, including our most current form S-3 registration statement.

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

                                     PART II

                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report:


EXHIBIT NO.                 DESCRIPTION OF EXHIBIT

    *10.60  - IP Services and Dedicated Access Agreement between At Home
              Corporation, through its @Work Division, and the Registrant.

     27     - Financial Data Schedule


--------------------
* Confidential treatment is being requested with respect to the redacted portions of this agreement.

(b) No reports on Form 8-K were filed by EVCI during the quarter ended September 30, 2000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EDUCATIONAL VIDEO CONFERENCING, INC.




Dated: November 13, 2000             By: /s/ Richard Goldenberg
                                         ---------------------------------------
                                         Richard Goldenberg
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION OF EXHIBIT

    *10.60 - IP Services and Dedicated Access Agreement between At Home
             Corporation, through its @Work division, and the Registrant.

     27    - Financial Data Schedule
------------------------

*Confidential treatment is being requested with respect to the redacted portions of this agreement.