Form 10-K
period 2000-12-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2001-04-02
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
[ ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

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

                                  Common stock,
                           $.0001 par value per share
                                (Title of class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. __________

     The issuer's revenues for its most recent fiscal year were $8,658,846.

     As of March 19, 2001, the aggregate market value of the issuer's common equity held by non-affiliates was $10,531,500, based on the closing price of $2.344 for its common stock on The Nasdaq SmallCap Market on March 19, 2001.

     4,492,961 shares of the issuer's common stock were outstanding as of March 19, 2001.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Formats (check one): Yes     No  X
                                                               ----    ----


                              TABLE OF CONTENTS
                                                                                      PAGE
PART I

Item 1.   Description of Business........................................................1
Item 2.   Description of Property.......................................................22
Item 3.   Legal Proceedings.............................................................22
Item 4.   Submission of Matters to a Vote of Security Holders...........................22

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......................22
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................23
Item 7.   Financial Statements..........................................................30
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures.........................................................30

PART III

Item 13.  Exhibits and Reports on Form 8-K..............................................30

INDEX TO FINANCIAL STATEMENT............................................................F-1

EXHIBIT INDEX...........................................................................E-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     We have two business segments. We aggregate educational and training content provided by others and deliver it, to remote locations, synchronously using interactive video conferencing technologies, and asynchronously using the narrow band Internet. These technologies include our broadband network design and enabling technology that permits video conferencing at approximately 30 frames per second (broadcast quality). We also provide on campus education and training, currently through Interboro Institute, a two-year college located in New York City. Our campus education segment provided approximately 87% of our revenues during 2000. For this and other reasons discussed below, in the first quarter of 2001, we decided to place greater emphasis on growing this segment of our business through internal expansion and acquisition. This change in emphasis, has been materially influenced by the following:

          o The deployment of our broadband network design and visual communications technology and related marketing and sale of our aggregated higher education content and broadband technology continues to be stalled primarily due to delays by major communications carriers in providing broadband services.

          o Our ability to sell and license our network technology, and to market and sell our aggregated corporate training and professional development content to corporations, has also been substantially impeded by the global economic slow down, the curtailment of infrastructure and network purchases by telecommunications carriers and other businesses and the financial difficulties of DSL providers, such as Northpoint Communications.

          o Our co-marketing alliance with Verizon, Excite@Home, and others have not produced material revenue for us, primarily due to the factors referred to in the two bullet points above and also to other factors specific to each alliance.

          o We need to conserve capital by reducing our expenses and by using our limited resources to capitalize on our proven strengths in order to maximize our potential for revenue growth and profitability.

          o We believe the prospects for raising additional capital for growth are currently much better for our campus education segment.

          o We have been presented with, what we believe, is a viable opportunity to significantly expand our campus education segment by acquiring control of International Business Schools Inc. IBS, is a privately held operator and franchiser of post-secondary business career schools in Canada that has been struggling under a debt burden resulting from a management leveraged buy-out in October 1999. Additional brief disclosure regarding IBS is included below. We are working to close agreements we have with IBS shareholders and, unless and until such closing occurs, we believe that we should not make the detailed disclosures that are necessary for investors to make an informed decision regarding this transaction and its potential impact on us. If we are unable to close the IBS transaction, we will continue to seek opportunities to acquire other campus schools.

     We were organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. Our principal executive offices are located at 35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710 and our telephone number is (914) 787-3500.

     Reference is made to the Risk Factors below.

DEMAND FOR CAREER EDUCATION

     A number of national, economic, demographic and social trends are contributing to the growing demand for career-oriented education.

     RECOGNITION OF NEED FOR TRAINING AND PROFESSIONAL DEVELOPMENT EDUCATION

     We believe that employers recognize the need for continuous enhancement of employee education and skill levels and that individuals recognize that training and professional development are essential to acquiring, maintaining and advancing their employment and, consequently, their standard of living.

     During economic slow downs we believe corporate budgets are typically reduced for technology infrastructure, and more so for higher education and internal training of employees.

     We believe that enrollment for post-secondary, campus-based schools increases during economic slow downs because individuals have greater motivation and time to enhance their academic and professional qualifications in order to compete for jobs.

     FUNDING

     Corporate, federal and state tuition assistance programs are available to pay training and tuition costs. In addition to budgets for internal training and development, many corporations have limited budgets to pay for their employees' higher education through tuition reimbursement. Typically, these plans reimburse employees or pay for courses given by accredited academic institutions as long as the course has relevance to the employee's job, and the employee achieves a minimum grade. While payment for providing higher education content to employers of corporations is conditional, indirect (through the academic institution) and very slow, payment for corporate training content is usually not conditional and the content provider is generally paid directly.

     INCREASING DEMAND FOR CONVENIENT ACCESS TO EDUCATION AND TRAINING

     Burdened by the competing and stressful time demands of work and family, students increasingly want education and training that can be easily accessed at conveniently located campuses or while they are at work or at home.

     ADDITIONAL SOURCES OF REVENUE

     Education providers are seeking additional sources of revenue and recognize that increasing adult student enrollment, using distance learning technologies, is an important opportunity for economic growth.

CAMPUS EDUCATION AND TRAINING

     INTERBORO

     Since January 14, 2000, we have owned and operated Interboro Institute, a two-year college in New York City that is accredited by the New York State Board of Regents. Interboro offers degree programs leading to the Associate of Occupational Studies Degree in business administration (accounting and business management), ophthalmic dispensing, paralegal studies, administrative secretarial arts (executive, legal correspondence or medical secretary) and security services and management. Interboro operates as a college campus and will also provide content for remote delivery by us after requisite regulatory approvals are obtained. Most of Interboro's student body consists of non-traditional students who pay their tuition using federal (Pell) and New York State (TAP) tuition grants. There are approximately 900 students enrolled at Interboro for the Spring Semester.

     Some of our accomplishments since we acquired Interboro include:

          o assembling a new senior management team, with significant business and educational experiences, including a president and compliance officer;

          o satisfying all audit obligations and payables, necessary to restore Interboro to a pre-pay status for TAP and PELL financial aid programs;

          o strengthening Interboro's academic programs, including curriculum revision, new faculty hires and library and computer lab upgrading;

          o   increasing enrollments over comparable terms in 1999;

          o   renewing activity in professional associations;

          o   new marketing strategies; and

          o   incorporating new retention strategies.

     Interboro's plans for the immediate future include:

          o enrolling the first class of students at Interboro's first off-site location, in Flushing, New York, with a capacity for approximately 500 full-time students.

          o offering Associate Applied Sciences (AAS) degrees in addition to the AOS degrees now offered by Interboro. Requests for degree authority in computer networking and programming were filed with the New York State Education Department in February 2001. AAS degrees carry a higher percentage of liberal arts and sciences and are more easily accepted for transfer to baccalaureate schools than the AOS degree.

          o significantly revising the secretarial science and security majors to include a major emphasis on computing and technology;

          o creating a new insurance and financial services, certificate and degree program; and

          o   seeking Middle States Association accreditation.

     POTENTIAL ACQUISITION OF CONTROL OF IBS

     The IBS business model and marketing strategies are very similar to those of Interboro. IBS is one of the largest providers of private career education and training in Canada. IBS owns, operates and franchises approximately 50 post-secondary business career schools located throughout Canada.

     IBS operates approximately 30 owned schools and franchises 20 schools. These schools operate under the trademarks and brand names: "Toronto School of Business", "CompuCollege School of Business", "The Career College", "Career Canada College" and "Success CompuCollege." The IBS curriculum consists of a wide range of practical career programs in the areas of business administration, administrative studies, information technology and health care sciences. In 2000, IBS schools operated approximately 400 classrooms and enrolled approximately 14,000 students (8,000 in its owned schools and 6,000 in its franchised schools). The majority of IBS students depend on government assistance programs to pay their tuition.

DISTANCE EDUCATION AND TRAINING

     COURSE OFFERINGS AND DELIVERIES

     We aggregate accredited college courses and degree programs as well as corporate training, professional development and continuing education programs. As a content aggregator and distributor, we presently have contracts that allow us to offer more than 3,200 courses, 260 degree and certificate programs and well over 500 professional development and continuing education courses from approximately 20 content providers. Since initially delivering courses in February 1998, through December 31, 2000, we have delivered 632 courses provided by six content providers that have resulted in 13,505 completed student course registrations. In 2000, we delivered synchronously to 53 sites located in 20 cities. In 2000, we have completed delivery via the Internet to129 locations, of 134 asynchronous courses provided by two content providers representing 636 student course registrations.

     Synchronous two-way video conferencing permits the instructor to see and hear the students as the students see and hear the instructor and the students see and hear each other. The instructor and the students can also share data at multiple locations. We are currently delivering synchronously over high-speed point-to-point or multi-point digital data lines (T-1 or ISDN).

     We also distribute content asynchronously via the narrow band Internet. Asynchronous delivery allows self-paced learning and limited interactivity. The student can choose from a variety of media, complete the coursework according to the class syllabus or outline, then submit the completed material to the instructor for evaluation. Unlike synchronous delivery, asynchronous courses can generally be accessed anytime, anywhere.

     Synchronous and asynchronous online learning has opened many options including the ability to download course content from a virtual classroom using a Web browser; interaction with instructors and fellow students via chat rooms, e-mail or audio; participation in videoconferencing-based sessions; and access to online labs, simulations and real-time updates to course content. In addition, offline computer based training, using CD-Roms and audio and video cassettes are readily available.

     NETWORK TECHNOLOGY

     We have designed a broadband network that enables us to offer high-speed Internet Protocol communication for video, audio and data transmission, in several different formats, between numerous parties, simultaneously, at diversified sites. Our network design includes proprietary software, communications, network infrastructure and hardware. This combination allows us to transmit video over the network at 30 frames per second (broadcast quality) and control a multi-point environment.

     Our broadband network design uses a combination of proprietary software, ATM switches, MCU bridges and high-speed communication lines leased from major carriers. We transmit signals by creating a virtual circuit from the point of origin directly to the customer's premises while controlling the bandwidth at 416Kb. The network allows us to connect with end-users whether they use ATM, DSL, or cable modem.

     We spent approximately $2,000,000 in 2000, $1,150,000 in 1999 and approximately $80,000 in 1998 in developing our broadband network design, including approximately $2,200,000 for equipment purchases.

     DELAYS IN BROADBAND DEPLOYMENT

     Throughout 2000, our attempts to complete deployment of our broadband network design at strategically located hubs in New York, Virginia and California, were frustrated by our inability to obtain broadband connections. Verizon was unable to install the required lines until March 2001, a seven-month delay from the scheduled date in early September 2000. We elected not to activate our Virginia and California hubs until Excite@work is able to provide connections from its national network to customers we obtain. This final connection is often referred to as the last mile. Connecting to the Excite@work national network was a key component of our strategy. Excite@work is trying to resolve this last mile issue, but there can be no assurance it will, or that we will find an alternative for our plan to connect to a national broadband infrastructure.

     We currently anticipate that, barring further delay in obtaining appropriate telecommunication services, we will connect our equipment located at a hub in New York City to Verizon's broadband network by the end of our second quarter 2001. Once connected, we will depend on Verizon for DSL last mile line connections from its network to our customers. In the event delays in obtaining last mile connections from Verizon do not abate, we may be required to seek other providers at the risk of damaging our co-marketing alliance with Verizon.

     Our inability to provide a separate and complete network solution for education, training and communication has greatly impeded our efforts to obtain contracts and sell our aggregated synchronous content. Corporate customers are generally not receptive to using their existing broadband networks for reasons that include:

          o our network design would use a significant amount of bandwidth that could impair other network uses;

          o importing our content could jeopardize the integrity of the customer's firewall;

          o a problem with our technology could cause damage to or shut down the customer's broadband network.

          STRATEGY

     Our current plan for our distance learning sector is based on the following strategies:

          o sell or license our technology to corporations that want to use it for their own internal communications solutions, with or without our aggregated content, with upfront charges for equipment and monthly fees for equipment and usage;

          o market our technology and services to leads provided by others, such as Verizon, and refrain from engaging in broad marketing campaigns;

          o initially target corporations, municipalities and schools that can most easily connect to our New York hub;

          o license our technology to international telecommunications carriers, where their networks permit connectivity without having to install last mile connections, for an upfront payment and reoccurring usage fees;

          o obtain new co-marketing partners to sell our technology and content; and

          o   obtain new strategic partners to help us service our contracts.

     VIDEO CONFERENCING SYSTEMS

     The hardware for our interactive video conferencing systems is generally off-the-shelf equipment that is modified by our proprietary software. The basic end-user equipment involves either video kits or teamstations, depending on the requirements of the user. Both are functionally identical on our broadband network. The video kit is installed on a Pentium II or III (running at 450 mhz or higher), desktop computer, loaded with our proprietary software. The teamstations are also computer-based and have a larger monitor in order to facilitate use by larger groups.

     In addition to the standard voice, video and data transmission, auxiliary equipment connected to our video conferencing equipment provides a number of other features. For example, the instructor can display visual presentations to the class using a separate document video camera or a VCR unit can be installed and used for pre-taped instructional material. A caller add-on feature can also be used to invite a subject matter expert to interact verbally with the class without having to be physically present.

     Our proprietary software applications dictate the manner in which the video conferencing takes place. The software is a user friendly, Windows NT based, program developed for us. The software varies depending upon the application and can be modified. The software is icon activated.

     CUSTOMERS

     EVCI is offering and delivering educational and training content to a limited number of corporate customers, outreach programs and school districts.

     In 2000, we delivered higher education courses principally to employees of Citibank, N.A., American International Group, Inc. and Merrill Lynch & Co., Inc.

     CORPORATE CUSTOMER AGREEMENTS. Generally, our agreements with our corporate customers have terms of three to five years and are subject to automatic extensions. EVCI delivers courses over its corporate customers' existing installed base of video conferencing room systems or video conferencing equipment supplied by us. Our recent agreements require an upfront negotiated fee for equipment.

     OUTREACH PROGRAMS. In 2000, economically disadvantaged students who qualified for substantial federal and state tuition assistance received educational content provided by Mercy College and Touro College. These course were delivered by us to churches, community centers and schools, located in the New York City and Rochester metropolitan areas. We do not expect that we will continue to offer these programs from Mercy College and Touro College beyond the third quarter of this year because revenues have not generated adequate margins.

     We believe that courses offered to outreach programs by Interboro will generate satisfactory margins. Regulatory approval is required for Interboro to offer distance learning courses.

     During 2000 we began, offering educational and training and professional development content to, among others, disabled Americans and, existing and potential customers of Verizon.

     HIGHER EDUCATION PROVIDERS

     During 2000, we had, and continue to have, 10 colleges and universities that can provide us with higher education content. A brief description of these providers and their course and program offerings follows:

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

     Golden Gate University offers all of its undergraduate, graduate and doctoral degree programs and continuing education programs.

     Manhattan College offers courses leading to a Master of Science degree in electrical, computer and mechanical engineering.

     Mercy College offers courses leading to a Bachelor of Science in Business with a specialization in banking, direct marketing, finance, general business, international business, marketing or management. Mercy College also offers courses leading to a Master of Science in direct marketing and a Master of Business Administration. In addition, we recruit students who want to participate in Mercy College's Merlin program, an Internet asynchronous course delivery system.

     St. John's University College of Business offers courses leading to a Bachelor of Science and Master of Business Administration degrees, with specializations in finance, international business or marketing as well as non-credit courses in business.

     The College of Insurance, now part of St. John's University, offers courses leading to undergraduate and graduate degrees in insurance and risk management, along with courses leading to insurance certification or designation, with specializations in property and casualty, reinsurance, ocean marine, life-health and risk management. It also offers preparation courses for insurance licensing exams.

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

     During 2000, we delivered content remotely that was provided by Adelphi University, Mercy College, The College of Insurance, Touro University International and Touro College. We did not offer courses provided by our other content providers principally because of the unavailability of broadband connections which thereby prevented us from obtaining students for synchronous courses.

     TRAINING AND PROFESSIONAL DEVELOPMENT CONTENT PROVIDERS

     We have approximately eight training and professional development providers. A brief description of the most significant of these providers and their course offerings follows:

     COMPUTER GENERATED SOLUTIONS, INC. Under a multi-year co-marketing and education provider agreement, made in February 2000, CGS is marketing our services and we are marketing CGS's information technology corporate training programs. As a premier IBM business partner, and Microsoft solutions provider, CGS offers over 250 instructor-led courses, Web-based training, multi-media computer based training and custom-developed applications courses.

     DEARBORN INSTITUTE. Under its agreement with Kaplan Educational Centers, Inc., EVCI can offer Dearborn securities and insurance licensing preparation, training and professional development courses.

     TELECOMMUNICATIONS RESEARCH ASSOCIATES. Under a multi-year agreement made in 2000, TRA agreed to bundle our content delivery services with its offering of high quality communications courses to telecommunications professionals and we agreed to introduce TRA to companies outside of its client base.

     EDUCATION PROVIDER AGREEMENTS

     EVCI's education provider agreements generally have terms of three to five years and are subject to automatic extensions and, in addition to the services provided by EVCI, typically include the following terms.

     The education provider obtains the necessary licenses and accreditation for course and program offerings.

     Generally, the education provider is required to schedule courses between 8:00 A.M. and 11:00 P.M. Monday through Friday and 9:00 A.M. to 3:00 P.M. on Saturdays. The courses to be delivered by us and their time slots are determined each semester by us and the education provider. By adding Golden Gate University and other geographically dispersed education providers, we will be able to offer, synchronously, more course hours per day to students in other time zones after we have broadband delivery capability in California.

     For our services, we receive a fee based on a percentage of tuition payments actually received by the education provider.

     Most of our education providers have agreed not to offer courses via competing interactive video conferencing systems to our corporate customers and their employees during the term of the education provider's agreement with us and for one year after its termination.

     SERVICES

     We differentiate our services from other distance learning companies by functioning as a telecommunications, technology and marketing bridge between our customers and education providers. Our staff, and increasingly third party strategic partners selected by us, will provide comprehensive services to address the technology and other needs of our customers that will encompass the technical, marketing, educational and administrative services necessary to:

          o provide and install video conferencing equipment at education providers;

          o install or enhance the video conferencing systems of our customers when required;

          o provide the multi-conferencing units required to permit live, interactive multimedia communications between multiple parties;

          o   arrange for high speed data lines for signal transmission;

          o train users how to communicate effectively using interactive video conferencing systems (including by using charts, graphs, pictures, video tapes and presentation software) so as to maintain a student-centered, active learning environment;

          o   determine course and degree program preferences;

          o offer courses and degree programs from multiple education providers; and

          o   recruit and enroll students;

          o coordinate the delivery of courses from the education providers to the students.

     MARKETING AND SALES

     EVCI's president, chief operating officer and vice president of sales and marketing are responsible for the development of EVCI's marketing strategies and the conduct of sales activities.

      Long-term relationships with customers, education providers and co-marketing partners are principally pursued by means of referrals and introductions by co-marketing partners and independent consultants, and demonstrations of EVCI's video conferencing delivery method. For the foreseeable future, we expect that our marketing and sales activities will principally involve targeting specific opportunities obtained by our co-marketing partners and that we will not engage in broad marketing campaigns.

     CO-MARKETING AGREEMENTS.

     Obtaining and implementing co-marketing agreements, such as those described below, were significant components of our 2000 strategy.

     VERIZON. A multi-year co-marketing agreement entered into in September 1999, provides for marketing accredited college courses, degree programs and other corporate training programs through synchronous, multi-point video conferencing technology to both existing and potential users of Verizon's broadband lines. A key component of our decision in 2000 to significantly increase emphasis on providing corporate training and development content and to hire more sales and technical staff was our expectation for prospective business as a result of our co-marketing agreement with Verizon. EVCI and Verizon believed the cost savings for corporations receiving EVCI content and proprietary technology and the convenience to their employees, resulting from the reduction of travel time, would justify the cost of building out broadband networks for Verizon corporate customers. Accordingly, by September 2000 we had trained approximately 900 Verizon sales and customer service representatives to sell the Verizon/EVCI Remote Learning Solutions. However, the Verizon internal organizational issues resulting from the merger of Bell Atlantic and GTE, the Verizon strike and Verizon's delay in providing line services materially impeded progress of our co-marketing activities with Verizon. Verizon is currently placing less emphasis on its agreement with us than it originally anticipated.

     EXCITE@HOME. This agreement contemplates marketing to Excite@Home cable subscribers. Bandwidth availability has been a continuing problem that has prevented this agreement from being implemented. We are working with Excite to try to solve the problem but are not now optimistic about the prospects for the agreement.

     WE MEDIA, INC. We Media has advertised our services in their monthly magazine and on their web site. This has not produced any material results due in part to a technology problem with their web site that did not allow potential students to be passed on to EVCI. In addition, many of the students that started the enrollment process were at locations that were not serviced by existing broadband lines and asynchronous delivery was not in great demand. In addition, we believe We Media internal management changes and the overall slow acceptance of interactive video conferencing contributed to the poor results. EVCI will continue to promote its service in We Media advertising, but will not devote material resources of its own until such time, if any, as demand requires.

     EDCOR DATA SERVICES. We are marketing edcor's tuition assistance processing services to our current and potential customers on a limited basis. edcor's services in educational and training administration include processing applications and registrations; identifying appropriate accredited colleges, universities and technical schools for students; preparing checks and reimbursing employees; making training site arrangements; and determining that employees receive training that contributes to the employer's goals. edcor plans to market our content and delivery services to edcor's current and potential customers. edcor currently provides its services primarily to approximately 70 Fortune 500 companies.

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

     Other governmental and regulatory activities could have a less-favorable impact on our business. For example, the Higher Education Act imposes numerous restrictions on students and institutions participating in federal student financial aid programs. Lawmakers are reevaluating these restrictions in response to rapid advances in distance learning programs and technologies, but there can be no guarantee that the restrictions will be relaxed, or that the Department of Education, Congress or other state or local regulatory entity will not impose stricter or additional requirements on distance learning providers. Increased federal regulations, continued uneven licensing or approval processes by and among state governments or accreditation organizations, or changes to other laws, such as copyright or telecommunications laws, could increase our costs or make it harder for us to attract and retain the educational providers upon which our business depends. All of these issues are in various stages of review throughout all levels of government. EVCI cannot predict the scope, outcome or impact on EVCI of these reviews, or the extent to which these reviews will be favorable or adverse to EVCI.

     INTERBORO INSTITUTE

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

     Following the acquisition of Interboro by EVCI, the Board of Regents approved the registration of Interboro's degree granting programs for a two-year period ending on or about December 31, 2002. Pursuant to Regents regulations governing a change of ownership, the Regents will issue degrees earned by Interboro students during this period. The New York State Education Department is reviewing Interboro for purposes of reaccreditation and the return of degree granting authority to Interboro.

     Interboro's Associate of Occupational Sciences degree in Ophthalmic Dispensing is also accredited by the Commission of Opticianry. This degree program accreditation was last issued in March 1999 for a six-year period.

     PELL GRANTS. Interboro's participation in the Pell Grant program subjects it to substantial regulatory oversight by the U.S. Department of Education under Title IV. For the period July 1, 1999 through January 13, 2000, approximately 38% of Interboro's revenue was derived from Title IV funding. For the balance of 2000, the percentage of revenue derived from Title IV funding by Interboro was approximately 42%.

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

     Funds disbursed to Interboro subsequent to academic year 1993 are still subject to audit as are future disbursements. Interboro cannot predict if any future disallowances might occur as a result of additional TAP audits. Interboro does believe, however, that it is operating in compliance with TAP rules. The purchase price payable by EVCI for Interboro would be reduced to the extent of any disallowance under TAP or Pell with respect to periods prior to January 14, 2000.

COMPETITION

     DISTANCE LEARNING

     The distance learning market is fragmented, highly competitive and encompasses a broad variety of learning formats. We face substantial competition from distance learning companies, using asynchronous or synchronous delivery methods, and other providers of educational content.

Traditional live classroom instruction by two and four year colleges is our most significant competition. Some colleges and universities are using interactive video conferencing systems to deliver their courses. Many education providers have extension centers that attempt to address the issue of location and scheduling convenience.

     In addition, we face increasing competition from other distance learning companies that offer, among other products and services, one-way satellite video conferencing, self-paced correspondence courses, video and audio cassettes, CD-Roms and Internet based instruction. Distance learning competitors include, but are not limited to, Apollo Group, Inc.'s University of Phoenix Online, Caliber Learning Network, Inc., eCollege.com, SkillSoft, Inc. and Strayer Education, Inc.

     Our primary focus has been to use interactive video conferencing to enable students to experience an actual classroom environment. However, we recognize that not everyone can afford the high quality delivery method preferred by us for its customers or can make the time to attend regularly scheduled classes using video conferencing enabled room systems or desktop computers. Accordingly, we are offering one-way video, two-way audio and text only programs. We also have the ability to archive and store content from its live classes for retrieval by the user as he or she sees fit. Our archived content can be accessed either from the narrowband Internet or high speed broadband Internet.

     There are no significant barriers to entry into the distance learning market. We believe competition is primarily based on location and scheduling convenience, cost effectiveness of marketing, relevance and quality of course content, quality and reliability of content delivery and customer support.

     INTERBORO INSTITUTE

     Interboro competes with four-year and two-year degree granting public and private colleges and universities as well as with a variety of business providers, primarily in the proprietary training sector.

INTELLECTUAL PROPERTY

     EVCI currently protects its intellectual property as a trade secret.

EMPLOYEES

     As of March 1, 2001, we had 114 full-time employees, including 87 Interboro employees. In addition, Interboro had 25 adjunct professors. In January and February 2001, we reduced EVCI's full-time staff by 31 employees. None of EVCI's or Interboro's employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

RISK FACTORS

     If any of the following or other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

IF WE CANNOT GENERATE SIGNIFICANTLY MORE REVENUES TO OFFSET OUR CONTINUING LOSSES WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

     Our net revenue for the year ended December 31, 1999 was $752,777 and our accumulated deficit at December 31, 1999 was $9,578,439. Our net revenue for the year ended December 31, 2000 was $8,591,433 and our accumulated deficit at December 31, 2000 was $21,720,786. We may be unable to generate enough revenue to offset our operating costs for the foreseeable future. We cannot assure you that we will ever generate sufficient revenue to achieve or sustain profitability.

OUR CONTINUED NEGATIVE CASH FLOW COULD MATERIALLY IMPEDE OUR ABILITY TO OPERATE.

     Because our expenses have been growing at a much faster rate than our revenues, we have experienced, and could to continue to experience, negative cash flow from operations for the foreseeable future. Our negative cash flow from operations was $2,304,980 in 1998, $6,084,932 in 1999 and $10,142,969 for
2000. At December 31, 2000, we had $6,332,934 in cash and cash equivalents. The rate at which we have used cash to operate and grow our business has limited and may further limit our ability to continue to implement our business strategy. Accordingly, in the first quarter of 2001, we reduced our expenses substantially, primarily with reductions in staff and related expenses. We expect to make further reductions in expenses. These reductions have limited, and will further limit, our operations.

OUR SUCCESS MAY DEPEND ON OUR ABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL
FINANCING.

     From our inception in March 1997 through December 31, 2000, we have received net proceeds from offerings of our debt and equity securities of approximately $35,000,000. At December 31, 2000, we had working capital of $6,400,075. Assuming we do not close the IBS transaction, based on current plans and assumptions relating to our operations, we believe that cash flow from our operations and the cash remaining from our Series B Preferred Stock financing will be sufficient to satisfy our cash requirements until at least December 31, 2001. After that, we expect to require additional funding in order to operate and grow. If, however, we are underestimating our cash needs, we will require additional debt or equity financing sooner. Furthermore, our plans for operating IBS require substantial additional financing. Our ability to obtain necessary financing, and its cost to us, are uncertain.

COMMERCIALIZATION OF OUR BROADBAND NETWORK DESIGN MAY NOT RESULT IN ANY SIGNIFICANT REVENUES OR PROFITS FOR US.

     Significant technical problems or delays in installing our broadband network design, as well as unanticipated operational problems, have occurred, and may continue to occur, including delays, by major communications carriers in providing line services, that are exacerbated by a slowing U.S. economy and the problems of DSL providers. We have no experience in installing or operating broadband networks except for our own installation that has been used to test its effectiveness. We also have no experience in pricing our broadband network design software for sale to others or in installing our software in their networks. These and other factors, including a sustained economic downturn and the costs of marketing our software and support services, have prevented, and could further prevent the successful implementation by us of our new broadband network services. The implementation problems of our broadband network design are requiring us to seek strategic partners with substantially greater resources and capital than we have to handle many of our operations. Even if this strategy is successful, our expenses may exceed the revenue from the commercialization of our technology.

OUR BROADBAND NETWORK DESIGN MAY NOT PROVIDE A SHORT OR LONG-TERM COMPETITIVE ADVANTAGE.

     We currently intend to protect our broadband network design as a trade secret and have not sought any patent protection for it. This may be inadequate to protect us. Our competition may, at any time, develop similar or superior technology that diminishes any advantage which our technology may now have in the marketplace. To remain competitive we expect we will be required to invest substantial resources in additional technology development and deployment, including asynchronous delivery technologies.

OUR GREATER EMPHASIS ON PROVIDING CORPORATE TRAINING CONTENT HAS NOT SUBSTANTIALLY INCREASED OUR REVENUES.

     In 2000, we decided to place greater emphasis on offering corporate training and professional development content to existing and potential corporate customers. We believed this strategy could help us increase student course registrations more rapidly than offering higher education courses. Our change in strategy has required us to expend substantial time and effort to obtain contracts with corporate training providers. While doing this, our ability to offer and sell corporate training content has been adversely affected by our inability to provide broadband connectivity to potential customers and the fact that the economic slow down has a significantly limited corporate the training dollars available. To date the new strategy has not accelerated our revenue growth and it may never.

THE SUBSTANTIAL TIME, FINANCIAL RESOURCES AND EFFORT REQUIRED FOR US TO OBTAIN ADDITIONAL CAPITAL AND CONTRACTS HAS IMPEDED OUR GROWTH AND ABILITY TO BECOME PROFITABLE.

     During 2000, our focus on raising additional capital, and obtaining contracts with co-marketing partners, and content providers, limited our ability to sign new corporate customers contracts and realize the potential of existing corporate contracts. Once contact with a potential customer is initiated, it generally takes at least six months to conclude a contract. In some instances discussions have been ongoing for more than 12 months and in many cases, we still do not have a contract. Our ability to conclude contracts with large corporate customers and co-marketing partners is also affected by the reputation and standing of our content providers and their ability to offer the training and professional development courses and programs needed by corporate customers and the higher education programs approved by them.

OUR DEPENDENCE ON A LIMITED NUMBER OF CONTENT PROVIDERS FOR COURSES AND PROGRAMS HAS LIMITED OUR ABILITY TO INCREASE ENROLLMENT TO PROFITABLE LEVELS.

     Our success depends upon our ability to establish and maintain relationships with training and professional development organizations and colleges and universities that can provide the programs and courses desired by our customers and their employees. We have multi-year agreements with our approximately 20 content providers. However, in many instances our content providers do not offer either the programs or courses desired by our corporate customers and their employees. In fact we are presently offering courses from only six providers. This stems from factors that include academic standing, scheduling of class times and creating sufficient demand for particular courses or degree programs so that classes have minimum numbers of students. We, therefore, are continually seeking to diversify our available training, professional development and higher education content by obtaining agreements with other content providers in anticipation of broadband being available to a greater number of potential customers.

WE BELIEVE WE NEED TO SUBSTANTIALLY INCREASE ENROLLMENT BY EMPLOYEES OF LARGE CORPORATE CUSTOMERS IN ORDER FOR OUR DISTANCE LEARNING SERVICES TO BECOME PROFITABLE.

     For the year ended December 31, 2000, approximately 87% of our net revenue is attributable to Interboro, approximately 6% resulted from courses completed by our corporate customers and the balance resulted primarily from courses completed by participants in community outreach programs. Our distance learning services cannot become profitable without substantially greater increases in enrollment in courses and programs offered by us.

WE ARE DEPENDING ON OTHERS TO MATERIALLY INCREASE OUR STUDENT ENROLLMENT.

     We need to market our services to large numbers of potential students in order to materially increase our enrollment. We believe this requires us to have access to the employees of large corporations and that this access can best be obtained by having co-marketing alliances with entities that have large customer bases and experienced sales personnel. We have, accordingly, focused less on obtaining new corporate customers on our own in favor of obtaining co-marketing partners such as Verizon and We Media. As a result, we are largely dependent upon them to increase our marketing reach and effectiveness. We do not have control over the marketing, or budgeting priorities of our co-marketing partners or the effort and resources they devote to marketing our content and delivery services. For example, the merger of Bell Atlantic and GTE, the Verizon strike and Verizon's delay in providing line services have materially delayed the progress of our co-marketing activities with Verizon. Verizon is allocating less resources to co-market our technology and content than it originally anticipated. In addition Excite@Work's inability to provide the last mile connection has prevented us from implementing our agreement with it. Our co-marketing strategy has not, and may never, substantially improve our student enrollment.

OUR REQUIRING ADVANCE TUITION PAYMENTS AND CORPORATE GUARANTEES OF DEFERRED TUITION IS HINDERING OUR EFFORT TO INCREASE REGISTRATION FOR OUR HIGHER EDUCATION COURSES AND PROGRAMS.

     We require advance payment of at least 50% of tuition for higher education courses or, alternatively, that deferred payments be guaranteed by the corporate employer. The advance payment does not apply to non-corporate registrations which are TAP or Pell guaranteed. This new policy has made recruiting more difficult and time consuming and has had an adverse impact on student enrollment.

OUR CASH FLOW FROM OUR DELIVERY OF HIGHER EDUCATION CONTENT IS UNPREDICTABLE BECAUSE WE DO NOT CONTROL TUITION BILLING BY OUR HIGHER EDUCATION PROVIDERS AND COLLECTION FROM OUR CORPORATE CUSTOMERS.

     Our higher education providers control the entire billing and collection process for deferred tuition payments and we do not receive our share of tuition until they receive payment. In most cases, we have been receiving our share more than 90 days after completion of courses and, in some cases, more than nine months after completion of courses. We believe this is caused mostly by the inability of our education providers to expedite billing procedures and of our corporate customers to expedite processing requests for payment from their employees. The requirement by most of our corporate customers that they receive evidence of satisfactory completion of higher education courses by their employees, before requests for payment can be processed, also contributes significantly to these delays. Collecting tuition for students who achieve a poor grade and do not receive corporate reimbursement is not cost effective.

IN AN ECONOMIC DOWNTURN, IT COULD BECOME INCREASINGLY DIFFICULT FOR US TO OPERATE AND GROW.

     If we are to survive a sustained economic slow down in the U.S. economy, we will need to be lean, flexible and quick to implement new strategies. We have had no experience operating our business during a downturn. We have already had to make significant cutbacks in personnel and reallocate our resources in order for us to continue operations. As the slowdown continues, we may be required to make additional cutbacks and/or reallocate additional resources.

OUR CONTRACTS DO NOT PROTECT US FROM CHANGES IN TRAINING AND EDUCATION POLICIES OF OUR CORPORATE CUSTOMERS.

     Our contracts with our corporate customers do not give us protection against subsequent changes in their corporate tuition reimbursement policies or shifts in their attitudes toward corporate training and higher education opportunities for employees. Similarly, contracts we may obtain to deliver training or professional development content may not protect us against changes in corporate training budgets or policies. Curtailment of training budgets and tuition reimbursement, as a result of the current economic slow down, has impeded the growth of our distance learning business and could result in declines in enrollment

THE LACK OF EXCLUSIVITY AND NON-COMPETE PROVISIONS COULD MATERIALLY IMPAIR THE VALUE OF OUR CORPORATE CUSTOMER AGREEMENTS.

     None of our agreements with customers gives us an exclusive right to deliver courses to their employees or constituents and we do not foresee being able to obtain exclusivity. There are no restrictions in our agreements with customers, and none are contemplated, to prohibit them from competing with us or from using products or services that compete with us. Accordingly, our customers could materially impair our ability to enroll their employees or constituents in our courses and programs by actively encouraging them to enroll in competing courses and programs.

DEMAND FOR OUR SERVICES HAS NOT AND MAY NOT INCREASE RAPIDLY BECAUSE TRAINING AND EDUCATION VIA LIVE INTERACTIVE VIDEO CONFERENCING HAS NOT BECOME WIDELY ACCEPTED.

     Training and education via video conferencing is a relatively new alternative to traditional classroom instruction that is not being readily accepted by teachers, students or corporations. Video conferencing is relatively expensive compared to asynchronous and other distance learning delivery systems because it requires special equipment and is most effectively delivered over broadband high speed transmission lines. Our experience has been that some instructors are unwilling to teach by means of interactive video conferencing systems or to adopt our method of teaching. We have also encountered some reluctance from some students to use our content delivery method. For these and other reasons, many colleges, universities, professional training providers and students may be unwilling to accept our delivery concept as an appropriate way to provide quality training and education. The extent to which training and education using video conferencing is accepted, and the rate of acceptance, will materially affect our ability to achieve our objectives.

WE DEPEND ON OUR CHAIRMAN, PRESIDENT AND OTHER KEY MANAGEMENT PERSONNEL TO OPERATE AND GROW.

     We believe the efforts of our executive officers and other management personnel, especially Dr. Arol I. Buntzman, our chairman and chief executive officer, and Dr. John J. McGrath, our president, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance on the life of Dr. Buntzman in the amount of $2 million. We have employment agreements, expiring December 31, 2001, with both Dr. Buntzman and Dr. McGrath.

TO OPERATE AND GROW, WE NEED TO SECURE STRATEGIC PARTNERS, RETAIN OUR SENIOR MANAGEMENT AND ATTRACT AND RETAIN ADDITIONAL ADMINISTRATORS AND TECHNICIANS.

     Our business currently requires the services of strategic parties with skilled administrators who can properly outsource and manage student recruitment and enrollment, develop strategies to increase student retention, train instructors and deal generally with college and corporate administrators. If we acquire more campus schools, we will need additional administrators with appropriate skills. Our senior management will be required to oversee the activities of our strategic partners and school administrators. We will also require new strategic partners with engineers and technicians who can effectively operate our interactive video conferencing systems and deploy and operate broadband network design. Our senior technicians will be required to oversee the activities of these strategic partners. If we cannot obtain appropriate strategic partners or compete for new employees or retain and motivate our existing employees, we will be adversely affected.

CONTENT PROVIDERS AND OTHERS WITH GREATER RESOURCES AND NAME RECOGNITION COULD MAKE IT VERY DIFFICULT FOR US TO BE COMPETITIVE IN OUR AGGREGATION AND DELIVERY OF TRAINING AND EDUCATION CONTENT.

     Two and four year colleges and professional training organizations offering traditional classroom instruction are our most significant competition in our distance learning business and with respect to the on-campus courses and programs given by Interboro Institute. In addition, alternative methods of delivering courses are proliferating rapidly. These alternatives are usually less expensive and more readily available than video conferencing. Interactive video conferencing equipment has been used throughout the world for less than ten years. The technology upon which it is based is established and its cost has been declining. We expect a significant increase in direct competition from numerous colleges, universities, professional training organizations and large corporations including our own content partners. In addition, the Higher Education Act encourages more competition by providing government incentives for distance learning companies.

SINCE THERE ARE NO SIGNIFICANT BARRIERS TO ENTRY INTO OUR MARKET, OUR DISTANCE LEARNING ACTIVITIES ARE FACING INCREASING COMPETITION FROM OTHER COMPANIES THAT OFFER A VARIETY OF OTHER PRODUCTS AND DELIVERY SERVICES.

     Our current distance learning competition includes numerous companies that offer a variety of asynchronous and synchronous delivery methods. These include Internet-based instruction, one-way and limited two-way satellite video conferencing, video and audio cassettes and CD-Roms. New products and services will probably be developed, including by competitors and potential competitors that are much larger and have greater development, marketing and financial resources than we do.

OUR AGREEMENTS AND RELATIONSHIPS WITH OUR CONTENT PROVIDERS MAY HELP THEM TO COMPETE WITH US.

     Our agreements with our content providers do not restrict the education provider from competing with us except, in most cases, as long as it does not offer courses via competing interactive video conferencing systems to our corporate customers and their employees during the term of the agreement and for one year after its termination. By teaching our content providers how to give courses and programs via interactive video conferencing, we may be helping them to compete with us, even during the terms of their agreements with us. Some providers may terminate their contracts with EVCI in order to focus their resources on their own distance education programs.

REPLACING OBSOLETE OR DISCONTINUED EQUIPMENT MAY RESULT IN SUBSTANTIAL UNANTICIPATED COSTS OR DELAYS.

     Our success will depend on our ability to adapt timely and effectively to rapidly occurring technological advances in telecommunications and video conferencing equipment. To remain competitive, we may need to make substantial capital investments in new equipment that has made our existing equipment obsolete. We have designed our network software based, in part, on Intel video conferencing equipment that Intel has discontinued manufacturing. We could be wrong in our belief that we will have available to us enough inventory of this discontinued equipment and enough time to permit us to supersede it with later generation equipment without adversely affecting our business. Other technologies developed by competitors may significantly reduce demand for our services or render our services obsolete. As we are required to adopt newer equipment, our software may have to be reengineered to function with the new hardware.

REGULATORY CHANGES MAY IMPOSE CONSTRAINTS, ADDITIONAL COSTS OR OTHER BURDENS ON US AND OUR EDUCATION PROVIDERS.

     State and local agencies, as well as federal lawmakers, are continually evaluating laws and regulations that could have a significant impact on our business. It is uncertain to what extent this impact will be favorable or adverse, or when regulatory authorities will take action.

     Many states are re-evaluating their educational licensing requirements to reflect new developments in distance learning. Our agreements with our content providers require them to obtain the accreditation and licenses necessary to offer their courses and certificate and degree programs. State departments of education are generally requiring out-of-state schools to meet their accreditation standards when teaching to instate students. If this trend continues or if state or local authorities impose new or more burdensome licensing requirements on our education providers, we may be unable to attract or retain the education providers on which a significant part our business depends.

     Federal agencies and independent accreditation organizations are also conducting reviews of new and existing laws and policies. We cannot predict the scope or outcome of these reviews. Additional regulation resulting from these reviews, if any, may materially adversely affect us by increasing the costs or administrative burdens of providing education programs, or by discouraging education providers from participating in our distance learning business.

INTERBORO INSTITUTE IS SUBJECT TO EXTENSIVE FEDERAL AND NEW YORK STATE REGULATION BECAUSE IT DEPENDS ON SUBSTANTIAL FEDERAL AND STATE FUNDS IN ORDER TO OPERATE.

     Interboro's participation in the Pell Grant program under Title IV of the Higher Education Act subject it to frequent reviews and detailed oversight and require it to comply with complex laws and regulations. Similarly, Interboro is subject to extensive regulation and oversight by New York State administrators of the TAP program. Approximately $6.9 million in Pell and TAP financial aid was provided to Interboro students during 2000. Most of Interboro's students rely on this aid to pay all of their tuition. Any significant curtailment or delays in disbursement of Pell or TAP funds would have a material adverse effect on Interboro and, therefore, on our company.

INTERBORO INSTITUTE'S PRIOR PROBLEMS WITH REGULATORS COULD REOCCUR AND ADVERSELY AFFECT ITS OPERATIONS.

     Prior to our acquiring Interboro, TAP administrators disallowed approximately $4,800,000 of grants previously disbursed to Interboro for academic years 1989/1990 through 1991/1992. After protracted litigation, Interboro was required to repay approximately $5,850,000, including $1,050,000 of interest, to the New York State Higher Education Services Corporation. The entire amount has been fully paid and all but approximately $700,000 was paid prior to our purchase of Interboro. However, funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit by TAP administrators as are future disbursements. In addition, Pell administrators could suspend or disallow Pell grants.

OUR CHAIRMAN AND OTHER PRINCIPAL STOCKHOLDERS CAN ACT TOGETHER TO CONTROL OUR BUSINESS AND POLICIES WITHOUT THE APPROVAL OF OTHER STOCKHOLDERS.

     Our officers and directors as a group, together with Tayside Trading, Ltd., DEWI Investments Limited and B&H Investments Ltd. can vote more than 40% of our currently outstanding common stock. This is probably sufficient to control the outcome of any stockholder vote except where the vote of our Series B preferred stock is required on matters that include:

          o   any increase or decrease in our authorized capital stock;

          o the sale of all or substantially all of our assets or the assets of any of our subsidiaries; or

          o   any merger involving us or any of our subsidiaries.

     In addition, as a result of voting agreements our chairman has with our president and chief financial officer, our chairman has the power to direct the vote of more than 20% of our common stock. This may be sufficient for Dr. Buntzman to alone control the outcome of any stockholder vote not requiring the vote of holders of our Series B preferred stock.

OUR SHARE PRICE HAS RANGED GREATLY SINCE WE WENT PUBLIC AND MAY BE VERY VOLATILE IN THE FUTURE.

     Since our public offering in February 1999, the market price of our common stock has ranged between $0.68 and $40.94.

     In the future, our share price could be affected by a number of factors, including:

          o   actual or anticipated fluctuations in our operating results;

          o changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

          o increased competition from major corporations or well-known colleges, universities and professional training organizations;

          o   announcements of technological innovations;

          o the operating and stock price performance of other comparable companies;

          o   general stock market or economic conditions;

          o sales of our stock by our management or others pursuant to a prospectus or otherwise;

          o   acquisition of post-secondary institutions; and

          o   additional financings.

     In addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock regardless of our actual operating performance.

PROVISIONS OF LAW AND TWO AGREEMENTS MAY PREVENT TAKEOVERS AND DEPRESS THE PRICE OF OUR SHARES.

     Certain provisions of Delaware law, an agreement with our chief executive officer and an agreement with holders of our Series B preferred stock could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. The provisions of these agreements include:

          o our chairman is entitled to certain payments if his employment is terminated following a change of control of our company.

          o Series B preferred stockholders can require redemption of their shares if there is a change of control of our company.

          o Series B preferred stockholders must consent to transactions that, in addition to those referred to above, include:

          o   paying dividends on our common stock;

          o   incurring indebtedness in excess of $15,000,000; or

          o issuing additional shares of our capital stock at a discount to the then current market price of our common stock, other than excluded shares (as defined in the certificate of designations).

     Such provisions could limit the price that investors might be willing to pay in the future for the common stock because they believe our management and holders of our Series B preferred can defeat a takeover of our company that could be beneficial to non-management stockholders.

OUR CLASSIFIED BOARD LIMITS STOCKHOLDER VOTING FOR ELECTION AND REMOVAL OF DIRECTORS.

     Our board of directors is divided into three classes. The directors in each class will be elected for three year terms when their class stands for election at a stockholder meeting. This staggering of director terms protects directors from being removed from office by anyone engaged in a proxy contest for control of the board and dilutes the ability of stockholders to influence corporate governance policies. Furthermore, a director may only be removed, with or without cause, by the holders of 66 2/3% of the shares entitled to vote at an election of directors.

INDEMNIFICATION AND LIMITATION OF LIABILITY OF OUR OFFICERS AND DIRECTORS MAY INSULATE THEM FROM ACCOUNTABILITY TO STOCKHOLDERS AT SUBSTANTIAL COST TO US.

     Our certificate of incorporation and by-laws include provisions whereby our officers and directors are to be indemnified against liabilities to the fullest extent permissible under Delaware law. Our certificate of incorporation also limits a director's liability for monetary damages for breach of fiduciary duty, including gross negligence. In addition, we have agreed to advance the legal expenses of our officers and directors who are required to defend against claims. These provisions and agreements may have the effect of reducing the likelihood of suits against directors and officers even though such suits, if successful, might benefit our stockholders and us. Furthermore, a stockholder's investment in our company may be adversely affected if we pay the cost of settlement and damage awards against directors and officers.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently utilize 8,000 square feet of space in Yonkers, New York for our corporate and administrative offices, under a lease expiring in August 2002, that provides for monthly rent payments of approximately $20,000, subject to annual increases. We also currently sublease 8,000 square feet of space for our operations in Tarrytown, New York for approximately $13,000 per month under a lease that expires on June 30, 2002. Consistent with our recent staff reductions, we are attempting to significantly reduce the total square footage we are leasing.

     Our multi-point conferencing units are located and serviced in Bohemia, New York, under a month to month tenancy. Our rent for space and telecommunications lines is approximately $11,000 per month and is subject to increase or decrease as equipment and digital data lines are added or removed.

     Interboro Institute occupies approximately 28,000 square feet at 450 West 56th Street, New York, New York, pursuant to a lease expiring in January, 2004 and requiring monthly rent payments of approximately $40,000 including utilities. Interboro is opening an extension center at 135-27 38th Avenue, Flushing, New York, that is leased for a term expiring December 31, 2005 at a rental of $40,000 per month, subject to annual increases.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     EVCI's common stock is quoted on The Nasdaq SmallCap Market under the symbol "EVCI," and on the Pacific Exchange and the Boston Stock Exchange under the symbol "EVC." The following table sets forth the high and low sales prices, of our common stock, as reported by Nasdaq, for each quarter of 1999, since the commencement of trading and of 2000.

           1999:
           ----
           First Quarter (from February 23, 1999)         $18.000      $13.875
           Second Quarter                                  16.125        7.844
           Third Quarter                                   15.750        6.000
           Fourth Quarter                                  21.000       13.250
           2000:
           ----
           First Quarter                                  $40.938      $15.500
           Second Quarter                                  38.000       12.000
           Third Quarter                                   18.500       10.375
           Fourth Quarter                                  12.063        1.750

     As of January 16, 2001, the number of stockholders of round lots (100 or more shares) of our common stock was 933.

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

OPERATIONAL OVERVIEW

     GENERAL

     During 2000, we were engaged in raising additional capital and adjusting and implementing our business plan, primarily by:

          o   acquiring Interboro Institute Inc.;

          o raising gross proceeds of $4,000,000 and net proceeds of approximately $3,520,000 from the issuance of Series A 7.5% Convertible Preferred Stock, which is no longer outstanding;

          o placing significantly greater emphasis on the marketing of training and professional development content to corporations because they have significantly larger budgets and demand for this kind of content than higher education content and payments to us for delivering training and professional development content would be more predictable and timely;

          o working to complete deployment of our proprietary broadband network design;

          o seeking to license our broadband network design to foreign telecommunications carriers;

          o recruiting, hiring, training and redeploying management, marketing, sales, technical and administrative personnel;

          o allocating more time, personnel and other resources to accelerate the implementation of agreements with our co-marketing partners and corporate customers;

          o entering into content provider agreements with Clemson University, Golden Gate University, Computer Generated Solutions, Inc., and Telecommunications Research Associates;

          o entering into an agreement with Excite @ Home Business Solutions to give us access to Excite's nationwide high-speed broadband network;

          o launching in the first quarter, and continuing throughout the year, a marketing campaign with Verizon Remote Learning Solutions that bundled the offering of Verizon's DSL services with EVCI aggregated content, video conferencing and other services;

          o raising gross proceeds of $13,000,000 and net proceeds of approximately $12,680,00 from the issuance of our Series B 7% Convertible Preferred Stock; and

          o entering into an alliance with Horizon.com, a Singapore-based SGX listed Internet services company, relating to Horizon's marketing of our content and technology in Asia and other Pacific markets and our marketing of Horizon's broadband and school portals by us outside of the areas where Horizon is marketing our content.

     DISTANCE LEARNING REVENUE AND ACCOUNTS RECEIVABLE

     Our distance learning revenue is derived from sharing tuition payments received by content providers based on a contractually agreed upon formula. The payments that a content provider pays to EVCI for its services is determined by negotiation between the content provider and EVCI, and, to an extent, depends upon the reputation and academic standing of, and the tuition charged by, the content provider. Revenue attributable to a course is recognized ratably over the duration of the course and, as this occurs, EVCI establishes a related accounts receivable. The practices of the content provider to collect tuition, and the timing of such collection, is subject to the billing practices of the content provider and the tuition reimbursement and payment policies and practices of the student's employer. To the extent tuition is not paid by the employer, the ability to collect tuition is subject to the risk of non-collection from the student, who is ultimately responsible for payment. If a student does not successfully complete a course, the employer will generally not pay the tuition.

     In most cases, we have been receiving our share of distance learning tuition payments from our higher education content providers more than 90 days after completion of courses, and, in some cases, more than 12 months after completion of courses. Frustrated by attempts to expedite billing practices by these education providers and reimbursement practices by corporations, and by students' failure to pay tuition after receiving reimbursement, since June 2000, we have been requiring at least 50% of tuition to be paid in advance or, alternatively, that deferred payments be guaranteed by the corporate employer.

     NETWORK RELATED REVENUE

     EVCI is trying to sell or license its broadband network design and service based on factors that include usage, number of simultaneous sites, number of ports, scheduling, monitoring, training, required bandwidth, equipment, and broadband line changes.

     INTERBORO REVENUE AND ACCOUNTS RECEIVABLE

     Most of the students at Interboro receive aid for tuition and related fees. The maximum aid a student can receive from New York State under TAP is $2,500 per semester. The maximum federal aid a student can receive from the PELL program is $1,650 per semester. For the semester ended December 31, 2000 Interboro students qualifying for aid received an average of $2,195 in TAP grants and $1,580 in PELL grants. We also have students who pay tuition without aid. In 2000, approximately 93% of Interboro's net revenue consisted of TAP and PELL grants. Students are responsible for the portion of their tuition that is not paid with TAP and PELL funds.

     Pell funds are collected when certain criteria are met such as matriculation into a program leading to a degree, satisfactory attendance, meeting progress and pursuit standards during the prior semester, holding a high school diploma or GED or demonstrating, through testing, the ability to benefit. Pell funds are collected generally after 50% of the semester is completed and generally 100% before the end of the semester.

     TAP is certified when certain criteria are met such as New York residency, matriculation into a program leading to a degree, satisfactory attendance, meeting progress and pursuit standards during the prior semester, holding a high school diploma or GED, or demonstrating, through testing, the ability to benefit. A portion of TAP funds can be received prior to the new semester, as a pre-payment based on prior roster certification. At least 75% of the total TAP funds receivable with respect to a semester is collected prior to the start of the next semester and the balance is substantially collected over the next 3 to 4 months.

     OPERATING EXPENSES

     Cost of our distance learning sales consists primarily of costs relating to operating our video conferencing equipment and to certain telecommunications costs. These costs increase as more courses are delivered to more locations. Interboro's cost of sales also includes salary costs of deans, instructors, recruiters and library staff.

     Generally, marketing costs are expensed as incurred. However, costs of courses and related materials are expensed over the duration of the course to which they relate.

2000 COMPARED TO 1999

     Net revenue for 2000 increased to $8,591,433 from $752,777 for 1999, primarily due to a 45% increase in our distance learning student course registrations to 2,085 from 1,436 in 1999 and the addition of Interboro Institute's 9,350 student course registrations. The Interboro registrations resulted in additional net revenue of $7,479,376. Total student course registrations were 11,435 for 2000 as compared to 1,436 for 1999.

     Tuition from Adelphi, The College of Insurance and Mercy College constituted 8%, 3% and 52%, respectively, of our distance learning net revenue in 2000 and 60%, 27% and 11%, respectively, of such net revenue in 1999. In addition, 24% of 2000 distance learning net revenue was from Touro University and College. Distance learning net revenue relating to tuition payments and accounts receivable that are attributable to employees of EVCI's corporate customers in 2000 and 1999 was as follows: AIG, 14% and 16%; Citibank, 17% and 13%; and Merrill Lynch, 27% and 9%. Distance learning net revenue from outreach programs contributed 41% and 30% to segment net revenue in 2000 and 1999.

     Other income of $67,413 for 2000 includes miscellaneous income from tuition applications fees and net book sales from Interboro Institute.

     Interest income decreased to $265,552 for 2000 from $437,645 for 1999 principally because the proceeds from our financings were used to fund our operations during the year.

     Cost of sales increased to $2,703,705, (32% of net revenue) for 2000 from $295,640 (39% of net revenue) for 1999 due primarily to an increase of approximately $2,110,000 for wages of Interboro's professors, adjunct professors, recruiters, librarian, and learning center, all of which are direct costs, and an increase of approximately $295,000 in telecommunications costs for our distance learning segment.

     Salaries and benefits increased by 178% to $8,800,731 for 2000 from $3,167,196 for 1999 mostly as a result of staff increases. Our full-time staff had increased to 145 by December 31, 2000 from 62 on January 1, 2000. The acquisition of Interboro added 84 full-time administrative employees. EVCI had a net decrease of one employee as a result of severing 10 recruiters and hiring nine employees for sales and marketing, corporate training and technology development and deployment. The difference of approximately $5,600,000 in salary and benefit expense between 2000 and 1999, consists of: $2,730,000 for the additional Interboro staff; $1,070,000 for EVCI salesmen hired late in 1999 who worked throughout 2000; $725,000 for the nine new hires referred to above; $300,00 for additional bonuses; $300,00 for salary increases; and $475,000 for benefit for new employees.

     Marketing, brochures and student registrations costs increased to $1,410,034 for 2000 from $1,170,755 for 1999, of which approximately $636,000 is attributable to activities by Interboro and approximately $774,000 is attributable to our distance learning activities. The distance learning decrease of approximately $397,000 was due primarily to our greater reliance upon our corporate customers to market to their employees which included a decrease of approximately $327,000 resulting from the replacement of outside agents and brokers with our own salesmen and our reduced attendance at trade shows.

     Professional and consulting fees increased to approximately $755,150 for 2000 from approximately $288,023 for 1999 primarily due to legal and accounting fees, consulting fees relating to potential international transactions and our network design and fees for outside enrollment services administration.

     Depreciation and amortization increased to $1,213,866 for 2000 from $458,410 for 1999 as a result of purchases of videoconferencing and other equipment, including for the testing and deployment of EVCI's broadband network design and approximately $280,000 of additional expense attributable to Interboro including goodwill amortization of approximately $155,000.

     Other expenses increased to $3,882,347 for 2000 from $1,740,623 for 1999 primarily due to increases of approximately $1,200,000 in rent, communications, postage, insurance, computer expenses, travel and entertainment costs, office supplies, equipment rental, investor relations costs , insurance and bad debt expense. Approximately $940,000 of the increase relates to the rent, telephone, insurance, equipment rental, and other expenses of Interboro Institute.

     We also incurred $56,000 in non-cash expenses in 2000 compared to 425,533 in 1999 relating to the issuance of warrants and options. Warrants are valued at their face value at the date of issuance using the Black-Scholes option pricing model or by obtaining an opinion of an investment banker as to value.

     Interest and financing costs of $8,439 in 2000 relates to interest on capital lease obligations compared to $5,519 in 1999.

     We incurred a net loss of $45,283 on our investment in Visiocom USA Incorporated, after giving effect to our sale of this investment for $150,000 in January 2001.

     Net loss for 2000 was $10,140,240 as compared to $6,127,879 for 1999. Our distance learning segment incurred a loss in 2000 of $10,788,120, which was offset by the net income of $647,880 generated by Interboro.

     Reference is made to footnote 10 of Notes to Consolidated Financial Statements for information about our Series A Preferred Stock redemption in September 2000.

1999 COMPARED TO 1998

     Net revenue increased by 114% to $752,777 in 1999 from $351,598 in 1998 due primarily to a 126 % increase in student course completions to 1,436 in 1999 from 634 completed courses in 1998. To increase the rate and amount of student enrollment by employees of EVCI's corporate customers, in addition to emphasizing training and professional development content delivery, EVCI has been:

          o working more closely with education providers and customers to implement and administer their agreements with us; o increasing the number of student recruiters (by eight during fiscal year
              1999);

          o focusing on obtaining education providers with national and international reputations or with regional appeal outside of the Northeast; and

          o training employees of co-marketing partners regarding student recruitment.

     Interest income increased to $437,645 in 1999 from $56,369 in 1998 due to the investment of the proceeds from our IPO. Cost of sales increased by 41% to $295,640 in 1999, or 39% of net revenue, from $210,326, or 60% of net revenue in 1998 due primarily to increased communication costs for operating EVCI's multipoint conferencing units. The improvement in gross margin results primarily from volume discounts given to EVCI under its agreement with AT&T.

     Selling, general and administrative expense increased by $3,771,211 to $6,591,609 in 1999 as compared to $2,820,398 in 1998. The components and reasons for the increase:

          o Salaries and benefits increased by 121% to $3,167,196 in 1999 from $1,435,525 in 1998 primarily due to the increase in EVCI's staff during the year by 38 to 62 full-time employees. The increase also includes bonuses of $412,185 in 1999 as compared to $120,000 in 1998;

          o Marketing, brochures and student registration costs increased by 98% to $1,170,755 in 1999 from $591,827 in 1998 due primarily to costs of marketing EVCI's services to an increasing number of potential students, attending trade shows, and utilizing independent sales representatives;

          o Depreciation and amortization increased to $458,410 in 1999 from $234,984 in 1998 as a result of purchases of videoconferencing equipment and other equipment required to test the delivery of classes using the Company's proprietary broadband network design;

          o Other selling and general administrative expenses increased 212% to $1,740,623 in 1999 from $558,062 in 1998 primarily due to increases in rent, professional fees, maintenance fees, office telephone expenses, postage, insurance, computer expenses, travel costs, and investor relations costs that were incurred to support EVCI's growth; and

          o Interest and financing costs of $5,519 in 1999 relates to interest on capital lease obligations compared to $105,681 in 1998, which related to private placements in 1997 of debt that was retired in 1998.

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

     See Note 3 of Notes to Financial Statements for information regarding EVCI's agreement with Learningforce, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     INTERBORO. On January 14, 2000, our newly formed wholly owned subsidiary, Interboro Holding, Inc., acquired all of the outstanding stock of Interboro Institute, Inc.

     The purchase price for the outstanding stock of Interboro is contingent upon Interboro having earnings before interest, taxes, depreciation, and amortization, as determined by our auditors, over the three fiscal years that commenced January 1, 2001. The purchase price has two components: (i) a fixed portion of $672,500, and (ii) a percentage portion equal to 50% of EBITA for the years ended December 31, 2001, 2002 and 2003. The purchase price is payable out of between 20% and 50% of EBITDA that is allocated first to the fixed and then to the percentage portion of the purchase price. Any earned but deferred percentage portion becomes payable in eight quarterly installments after the fixed portion has been fully paid. Unless Interboro has sufficient EBITDA, the fixed portion is not payable.

     In addition, we agreed to issue to the seller warrants to purchase up to 25,000 shares of our common stock at $25 per share, subject to adjustment. The warrants are issuable at the rate of 5,000 warrants per year provided Interboro has at least $500,000 of EBITDA for the applicable fiscal year during the five year period commencing January 1, 2002.

     We have infused $1,000,000 into Interboro for working capital and to satisfy certain net worth and other financial requirements.

     SERIES A PREFERRED. On February 3, 2000, we received gross proceeds of $4,000,000 for our issuance, in a private placement with one investment fund, of 400,000 shares of 7.5% Series A Convertible Preferred Stock and three year warrants to purchase 40,000 shares of our common stock at $21.27 per share. The transaction costs of this private placement were approximately $480,000.

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

     Accordingly, we recorded a non-cash $705,882 dividend charge for the twelve month period ended December 30, 2000. In September 2000 the holder of the Series A preferred stock converted 120,000 shares, or $1,200,000 in total stated value, of preferred stock into 103,341 shares of our common stock at an average price of approximately $11.80 per common share. The remaining balance of $2,800,000 of Series A preferred stock was redeemed by us during September 2000 at a 15% over the stated value, resulting in a charge to retained earnings of $420,000. Upon redemption, accumulated accrued dividends on the Series A preferred stock of $191,458 were paid by issuing 17,127 shares of our common stock valued at $11.18 per share.

     SERIES B PREFERRED. On September 22, 2000 we designated 200,000 shares of our authorized preferred stock as Series B 7% Convertible Preferred Stock. Between September 22 and September 30, 2000, we received gross proceeds of $13,000,000 from the issuance in a private placement with five investment funds, of 130,000 shares of our Series B preferred stock and three year warrants to purchase 722,223 shares of our common stock at $20.25 per share. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 is being recognized as a deemed dividend to the preferred stockholders over three years. A portion of the net proceeds from the sale of the Series B preferred was used to redeem our Series A preferred stock that had not been converted into common stock.

     The Series B preferred stock is initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for 20 trading days prior to September 22, 2000. The Series B preferred stockholders can require EVCI to redeem their preferred shares if our board of directors decides to issue EVCI securities, for a price below the conversion price, and the result is a change of control of EVCI that is reportable pursuant to Schedule 14A of the proxy rules. For more information regarding our Series B preferred stock and related warrants, reference is made to our 8-K filed October 6, 2000.

     EQUIPMENT. Capital expenditures for 2000 were $2,963,275 compared to $1,896,013 for 1999. The additional purchases were directly attributable to purchases of video conferencing equipment required at EVCI's education providers and corporate customers' sites where our video conferenced programs are offered and for the purchase of equipment to test our proprietary broadband network design.

     CASH FLOW. We anticipate, based on current plans and assumptions relating to our current operations (and assuming additional financing will be obtained to complete the IBS transaction) that cash flow from operations and the proceeds from its recent preferred stock offering will be sufficient to satisfy its cash requirements at least until December 31, 2001. EVCI expects to require additional funding, thereafter, in order to operate and currently in order to grow and is considering various available financing options. If, however, EVCI is underestimating its operating cash requirements, it will require additional debt or equity financing before year end. There can be no assurance that any such required debt or equity financing will be available on acceptable terms.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial information required by this item is set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

     The information required by Items 9, 10, 11 and 12 is incorporated by reference to our definitive proxy statement , relating to our annual meeting of stockholders, to be filed pursuant to Rule 14a-101, Schedule 14A, by April 30, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this report:

EXHIBIT NO.*               DESCRIPTION OF EXHIBIT
       3.1[1]     --       Certificate of Incorporation of the Registrant.

       3.1(a)[6]  --       Certificate of Amendment to Certificate of
                           Incorporation of the Registrant.

       3.2[6]     --       Amended and Restated By-Laws of the Registrant.

       3.3[1]     --       Certificate of Merger of Educational Video
                           Conferencing, Inc. (a New York Corporation) into the
                           Registrant (a Delaware Corporation).

       3.4[1]     --       Certificate of Correction of the Certificate of
                           Incorporation of the Registrant.

       3.5        --       Certificate Eliminating Reference to Series A 7.5%
                           Convertible Preferred Stock from the Certificate of
                           Incorporation of the Registrant.

       3.6[15]    --       Certificate of Designations of Series B 7%
                           Convertible Preferred Stock of the Registrant.

       3.6(a)[15] --       Certificate of Correction of Certificate of
                           Designations of the Series B 7% Convertible Preferred of the Registrant.

       4.1[1]     --       Form of Common Stock Purchase Warrant issued to
                           investors in private placements and for services provided in connection with such private placements.

       4.2[1]     --       Tayside Common Stock Purchase Warrant.

       4.3[5]     --       Adelphi Common Stock Purchase Warrant.

       4.4[5]     --       Form of Representative's Warrant Agreement (including
                           Form of Representative's Warrant).

       4.5[5]     --       Form of Common Stock Certificate.

       4.6[5]     --       Amended and Restated 1998 Incentive Stock Option Plan
                           of the Registrant.

       4.7[9]     --       Warrant Agreement, dated January 14, 2000, between
                           the Registrant and Bruce R. Kalisch.

       4.8[14]    --       Warrant Agreement, dated April 18, 2000, between the
                           Registrant and Peter J. Solomon Company Limited.

       4.9[10]    --       Common Stock Purchase Warrant, dated February 3,
                           2000, issued to The Shaar Fund Ltd.

       4.10[10]   --       Form of Finders' Warrant (relating to the issuance of
                           warrants to purchase 3,870 shares of the Registrant's common stock).

       4.11[15]   --       Form of Common Stock Purchase Warrant

     +10.1[3]     --       Agreement between the Registrant and Adelphi
                           University for the Offering of Interactive Televideo
                           Courses, dated May 13, 1997.

     +10.2[2]     --       Agreement between the Registrant and The College of
                           Insurance for the Offering of Interactive Televideo
                           Courses, dated September 16, 1997.

     +10.3[2]     --       Agreement between the Registrant and Mercy College
                           for the Offering of Interactive Video Conferenced and Computer Courses, dated March 10, 1998.

      10.4[1]     --       Agreement between the Registrant and Citibank, dated
                           May 20, 1997.

      10.5[1]     --       Agreement between the Registrant and American
                           International Group, dated May 21, 1997.

      10.6[1]     --       Agreement between the Registrant and Merrill Lynch
                           for the Offering of Interactive Televideo Courses and Distance Learning Programs, dated June 3, 1998.

      10.7[8]     --       Agreement between the Registrant and Merrill
                           Lynch, Pierce, Fenner & Smith Incorporated for the
                           Offering of Interactive Televideo Courses and
                           Distance Learning Programs, dated June 30, 1999.

      10.8[5]     --       Agreement for Interactive Televideo Courses and
                           Distance Learning Programs between the Registrant and
                           Travelers Indemnity Company, dated July 24, 1998.

      10.9[6]     --       Lease Agreement between the Registrant and Realty Co.
                           (doing business as Royal Realty), dated December 15,
                           1998.

      10.11[1]    --       Employment Agreement between the Registrant and Dr.
                           Arol I. Buntzman, dated October 1, 1998.

      10.12[1]    --       Employment Agreement between the Registrant and Dr.
                           John J. McGrath, dated October 1, 1998.

      10.13[1]    --       Employment Agreement between the Registrant and
                           Richard Goldenberg, dated October 1, 1998.

      10.14[1]    --       Chief Executive Officer Change in Control Agreement
                           between the Registrant and Dr. Arol I. Buntzman, dated October 1, 1998.

      10.15[1]    --       Form of Indemnification Agreement.

     +10.15[4]    --       Agreement between the Registrant and Manhattan
                           College for the Offering of Interactive Video
                           Conferenced Courses, dated November 23, 1998.

      10.16[12]   --       Agreement between Arol I. Buntzman and Richard and
                           Bonnie Goldenberg, dated March 1, 2000.

      10.17[12]   --       Agreement between Arol I. Buntzman and John J.
                           McGrath, dated March 1, 2000.

      10.18[8]    --       Letter Agreement between Excite @Home Network and the
                           Registrant, dated July 26, 1999.

     +10.19(a)[8] --       Agreement, dated August 26, 1999, between We Media,
                           Inc. and the Registrant.

     +10.19(b)[8] --       Agreement, dated September 22, 1999, between We
                           Media, Inc. and the Registrant.

     +10.20[8]    --       Co-Marketing Agreement, dated September 1, 1999,
                           between the Registrant and Bell Atlantic Network
                           Services, Inc.

     +10.21[8]    --       Agreement, dated September 1, 1999, between the
                           Registrant and Touro College and Touro University
                           College and Touro University International.

     +10.22[8]    --       Agreement, between the Registrant and St. John's
                           University for the Offering of Interactive Video
                           Conferenced and Internet-Based Courses, dated
                           September 24, 1999.

      10.23[9]    --       Stock Purchase Agreement, dated January 14, 2000,
                           among Bruce R. Kalisch, Interboro Holding, Inc. and
                           Interboro Institute, Inc.

     +10.24[12]   --       Agreement between the Registrant and Golden Gate
                           University for the Offering of Interactive video conference courses, dated March 3, 2000.

      10.25[12]   --       Educational Provider/Co-Marketing Agreement between
                           the Registrant and Computer Generated Solutions, Inc.
                           dated January 13, 2000.

     +10.26[14]   --       Agreement, dated April 27, 2000, between the
                           Registrant and Telecommunications Research Associates for the Offering of Interactive Video Conferenced
                           Courses

      10.27[13]   --       Summary of Transaction Terms between edcor and the
                           Registrant, dated January 3, 2000.

      10.28[13]   --       Agreement, dated January 25, 2000, between the
                           Registrant and Clemson University for the Offering of Non-Credit Interactive Video Conferenced Courses.

      10.29[15]   --       Form of Series B Stock Purchase Agreement.

      10.30[15]   --       Amended and Restated Registration Rights Agreements,
                           dated September 27, 2000, among Paloma Strategic Fund
                           L.P. ("Paloma"), Seneca Capital International, Ltd.
                           ("Seneca Ltd."), Seneca Capital, L.P. ("Seneca
                           L.P."), Merced Partners Limited Partnership
                           ("Merced") , Lakeshore International, Ltd.
                           ("Lakeshore") and the Registrant.

      10.31[15]   --       Amended and Restated Co-Sale Agreement, dated
                           September 29, 2000, among Dr. Arol I. Buntzman, the
                           Registrant, Paloma, Seneca Ltd., Seneca L.P., Merced and Lakeshore.

      10.32[16]   --       Agreement, dated August 31, 2000, between the
                           Registrant and YAI National Institute for People with
                           Disabilities.

     +10.33[16]   --       IP Services and Dedicated Access Agreement, dated
                           September 15, 2000, between At Home Corporation, through its @Work division, and the Registrant.

------------------------------
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

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

[7]  Intentionally omitted.

[8] Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1999.

[9]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[10] Incorporated by reference to the Registrant's Form 8-K dated February 3,
     2000.

[11] Intentionally omitted.

[12] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

[13] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2000.

[14] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2000.

[15] Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[16] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

(b) During the forth quarter of 2000, EVCI filed a Form 8-K report, dated September 22, 2000, covering Items 2 and 7.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EDUCATIONAL VIDEO CONFERENCING, INC.
Date: March 30, 2001                By:  /s/  DR. AROL I. BUNTZMAN
                                        --------------------------------------
                                         Dr. Arol I. Buntzman
                                         Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                    DATE

/s/  DR. AROL I. BUNTZMAN
-------------------------------------------------            March 30, 2000
Dr. Arol I. Buntzman
Chairman and Chief Executive Officer

/s/  DR. JOHN J. MCGRATH
-------------------------------------------------            March 30, 2000
Dr. John J. McGrath
President and Director

/s/  RICHARD GOLDENBERG
-------------------------------------------------            March 30, 2000
Richard Goldenberg
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/  ROYCE N. FLIPPIN, JR.
-------------------------------------------------            March 30, 2000
Royce N. Flippin, Jr.
Director

/s/  PHILIP M. GETTER
-------------------------------------------------            March 30, 2000
Philip M. Getter
Director


-------------------------------------------------            March   , 2000
Arthur H. Goldberg
Director

              EDUCATIONAL VIDEO CONFERENCING, INC.AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITOR'S REPORT                                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 2000 and 1999                                  F-3
Statement of Operations for the Years Ended December 31, 2000 and 1999          F-4
Statement of Stockholders' Equity for the Years Ended December 31, 2000
  and 1999                                                                      F-5
Statement of Cash Flows for the Years Ended December 31, 2000 and 1999          F-6
Notes to Consolidated Financial Statements                                      F-8 -- F-20

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Educational Video Conferencing, Inc.

We have audited the accompanying consolidated balance sheets of Educational Video Conferencing, Inc. ("EVCI") and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of EVCI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Educational Video Conferencing, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/
GOLDSTEIN GOLUB KESSLER LLP
New York, New York


January 19, 2001

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                              2000          1999
-----------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                              $ 6,332,934   $ 6,925,823
Student accounts receivable, less allowance for doubtful accounts of
  $250,000 and $75,000, respectively                                     1,482,001       461,234
Accounts receivable, other                                                 304,634          --
Prepaid expenses and other current assets                                   11,510       138,583
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     8,131,079     7,525,640

Property and Equipment - net                                             5,013,003     2,916,091

Intangible Assets                                                        1,349,588          --

License Agreement                                                          212,500       200,000

Deferred Income Tax Asset, net of valuation allowance of $1,581,000
 and $865,000, respectively                                                   --            --

Equity and Other Investments                                                  --         240,533

Other Assets                                                                45,081        15,246
-----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                      $14,751,251   $10,897,510
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                  $   793,466   $   524,539
Accrued dividends payable                                                  246,055          --
Accrued purchase price payable for Interboro Institute                     673,376          --
Current portion of capital lease obligation                                 18,107        15,717
-----------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                           1,731,004       540,256
Capital Lease Obligation, net of current portion                            27,937        46,034
-----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                   1,758,941       586,290
-----------------------------------------------------------------------------------------------------
Series B 7% Convertible Preferred Stock - $100 stated value;
 issued and outstanding 130,000 shares                                  12,342,266          --
-----------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock - $.0001 par value; authorized
   1,000,000 shares, including 200,000 shares designated Series B           --              --
  Common stock - $.0001 par value; authorized 20,000,000
   shares, issued and outstanding 4,492,961 shares and
   4,347,243 shares,  respectively                                           450             435
  Additional paid-in capital                                          22,370,380      19,889,224
  Accumulated deficit                                                (21,720,786)     (9,578,439)
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                     650,044      10,311,220
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 14,751,251    $ 10,897,510
=====================================================================================================

                See Notes to Consolidated Financial Statements.

             EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


YEAR ENDED DECEMBER 31,                                             2000            1999
-----------------------------------------------------------------------------------------------------
Net revenue                                                   $  8,591,433    $    752,777
Other income                                                        67,413
-----------------------------------------------------------------------------------------------------
Total revenue                                                    8,658,846         752,777
-----------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of sales                                                  2,703,705         295,640
  Selling, general and administrative                           16,134,211       6,591,609
  Noncash consulting services                                       56,000         425,533
-----------------------------------------------------------------------------------------------------
Total operating expenses                                        18,893,916       7,312,782
-----------------------------------------------------------------------------------------------------
Loss from operations                                           (10,235,070)     (6,560,005)

Other income (expense):
  Interest and financing costs                                      (8,439)         (5,519)
  Interest income                                                  265,552         437,645
  Loss from equity method investment                               (95,283)           --
  Gain on sale of equity investment                                 50,000            --
-----------------------------------------------------------------------------------------------------
Loss before provision for income taxes                         (10,023,240)     (6,127,879)

Provision for income taxes                                        (117,000)           --
-----------------------------------------------------------------------------------------------------
Net loss                                                       (10,140,240)     (6,127,879)
-----------------------------------------------------------------------------------------------------
Beneficial conversion feature of preferred stock - Series A       (705,882)           --
Accreted value of warrants - Series A                             (378,918)           --
Dividends on preferred stock - Series A and B                     (437,513)           --
Redemption premium                                                (420,000)           --
Accreted value of warrants and transaction costs - Series B        (59,794)           --
-----------------------------------------------------------------------------------------------------
Net loss available to common stockholders                     $(12,142,347)   $ (6,127,879)
=====================================================================================================
Basic and diluted loss per common share                       $      (2.76)   $      (1.48)
=====================================================================================================
Weighted-average number of common shares outstanding             4,391,533       4,147,604
=====================================================================================================

                See Notes to Consolidated Financial Statements.

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                            PREFERRED STOCK
                                                                                               SERIES A
                                                                                    COMMON STOCK
                                                          NUMBER                       NUMBER
                                                         OF SHARES          AMOUNT    OF SHARES          AMOUNT
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              3,008,909   $        301           --              --

Issuance of common stock in connection with
  initial public offering                                 1,338,334            134           --              --

Issuance of common stock purchase warrants and
  stock options for services                                   --             --             --              --

Net loss                                                       --             --             --              --
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                              4,347,243            435           --              --

Issuance of preferred stock Series A                           --             --        400,000       $  4,000,000

Beneficial conversion feature of Series A                      --             --             --           (705,882

Allocated value of warrants issued with Series A               --             --             --           (378,918

Amortization of warrants and beneficial conversion             --             --             --          1,084,800
feature

Conversion of Series A preferred stock into                 103,341             10     (120,000)        (1,200,000)
common stock

Redemption of Series A preferred stock                          --            --       (280,000)        (2,800,000)

Exercise of warrants and stock options                       25,250              3           --                 --

Allocated value of warrants issued with Series B                --            --             --                 --

Dividends paid in common stock                               17,127              2           --                 --

Dividends accrued on preferred stock Series B                   --            --             --                 --

Issuance of common stock purchase warrants and stock
options for services                                            --            --             --                 --

Expenses incurred in connection with the issuance of stock      --            --             --                 --

Net loss                                                        --            --             --                 --
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              4,492,961   $        450        $ - 0 -            $ - 0 -
=========================================================================================================================

                                                                               PREFERRED STOCK
                                                                             SERIES A (CONTINUED)

                                                                 ADDITIONAL
                                                                   PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                                                   CAPITAL          DEFICIT         EQUITY
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    $  6,064,920    $ (3,450,560)   $  2,614,661

Issuance of common stock in connection with
  initial public offering                                         13,398,771            --        13,398,905

Issuance of common stock purchase warrants and
  stock options for services                                         425,533            --           425,533

Net loss                                                                --        (6,127,879)     (6,127,879)
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                      19,889,224      (9,578,439)     10,311,220

Issuance of preferred stock Series A                                (480,463)           --         3,519,537

Beneficial conversion feature of Series A                            705,882            --              --

Allocated value of warrants issued with Series A                     378,918            --              --

Amortization of warrants and beneficial conversion                      --        (1,144,594)        (59,794)
feature

Conversion of Series A preferred stock into                        1,199,990            --              --
common stock

Redemption of Series A preferred stock                                  --          (420,000)     (3,220,000)

Exercise of warrants and stock options                               108,473            --           108,476

Allocated value of warrants issued with Series B                     400,000            --           400,000

Dividends paid in common stock                                       191,456        (191,458)           --

Dividends accrued on preferred stock Series B                           --          (246,055)       (246,055)

Issuance of common stock purchase warrants and stock
options for services                                                  56,000            --            56,000

Expenses incurred in connection with the issuance of stock           (79,100)           --           (79,100)

Net loss                                                                --       (10,140,240)    (10,140,240)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                    $ 22,370,380    $(21,720,786)   $    650,044
======================================================================================================================

                See Notes to Consolidated Financial Statements.

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                                    2000              1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                               $(10,140,240)   $ (6,127,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                              1,060,171         458,410
Amortization of intangibles                                                                 153,695            --
Allowance for doubtful accounts                                                             125,000          40,000
Amortization of license agreement                                                            37,500            --
Common stock options and warrants issued for services                                        56,000         425,533
Loss from equity method investment                                                           95,283          54,717
Gain on equity investment                                                                   (50,000)           --
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                          (981,874)       (274,458)
  Increase in licensing agreement                                                           (50,000)       (200,000)
  Decrease in inventory                                                                      97,152            --
  Decrease (increase) in prepaid expenses and other current assets                          315,816         (57,737)
  Increase in other assets                                                                  (29,835)         (7,414)
  Decrease in accounts payable and accrued expenses                                      (1,505,013)       (396,104)
  Accrued purchase price payable on Interboro Institute                                     673,376            --
----------------------------------------------------------------------------------------------------------------------
     NET CASH USED IN OPERATING ACTIVITIES                                              (10,142,969)     (6,084,932)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of Interboro Institute, Inc., net of cash acquired                                (632,318)           --
Purchases of property and equipment                                                      (2,963,275)     (1,896,013)
Proceeds from sale of equity investment                                                     150,000            --
Net payments for equity and other investments                                                  --          (295,250)
----------------------------------------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                               (3,445,593)     (2,191,263)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from issuance of common stock                                                  108,473      13,398,905
Deferred offering costs                                                                        --           900,000
Principal payments on capital lease obligation                                              (15,707)        (11,587)
Net proceeds from issuance of preferred stock Series A                                    3,519,535            --
Redemption of preferred stock Series A                                                   (3,220,000)           --
Net proceeds from issuance of preferred stock Series B                                   12,682,472            --
Expenses incurred in connection with the issuance of preferred
 stock Series B                                                                             (79,100)           --
----------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           12,995,673      14,287,318
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (592,889)      6,011,123

Cash and cash equivalents at beginning of year                                            6,925,823         914,700
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                  6,332,934    $  6,925,823
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                                                      8,439    $      5,519
======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Conversion of Series A to common stock                                               $    120,000            --
  Issuance of common stock in lieu of dividends on Series A preferred stock                 191,458            --
  Accrued dividends payable                                                                 246,055            --
  Capital lease obligations incurred                                                           --      $     73,338
======================================================================================================================

                See Notes to Consolidated Financial Statements.

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. PRINCIPAL           Educational Video Conferencing, Inc. ("EVCI") was formed
   BUSINESS            on March 4, 1997. We have two business segments. We
                       aggregate educational and training content provided by others and deliver it, to remote locations, synchronously using interactive video conferencing technologies, and asynchronously using the narrow band
                       Internet. These technologies include our broadband network design and enabling technology that permits video conferencing at approximately 30 frames per second
                       (broadcast quality). We also provide on campus education and training, currently through Interboro Institute, a two-year college located in New York City.

                       In January 2000, EVCI acquired all the outstanding common stock of Interboro Institute Inc. (the "Institute"). The Institute's principal business activity consists of the operation of a post-secondary two-year degree-granting college located in New York City. The acquisition was accounted for under the purchase method of accounting.

                       The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiaries, Interboro Holdings, Inc. and Interboro Institute Inc. (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                       The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. It has not experienced any losses in such accounts.

                       The Company reviews long-lived assets and identified intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The Company performs nondiscounted cash flow analyses to determine if an impairment exists.

                       Intangible assets include goodwill, the excess of the cost over the fair value of assets acquired and noncompete agreements. Amortization is computed using the straight-line method over 10 years and 5 years, respectively, which are the expected benefit periods. Accumulated amortization amounted to $153,695 at

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       December 31, 2000.

                       The Company recognizes income ratably over the semester in which courses are given. The courses range from 8-week to 16-week periods. During the year ended December 31, 2000, two education providers accounted for 76% (52% and 24%) of EVCI's net revenue. During the year ended December 31, 1999, three education providers accounted for 98% (60%, 27% and 11%) of EVCI's revenue.

                       The Institute participates in federal and state financial aid programs (Title IV Programs, NYS TAP, etc.). Most of the students attending the Institute rely on these federal and state financial aid programs to meet their tuition needs. Changes in the programs may have a direct impact on the Institute.

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

                       Advertising costs are expensed as incurred. The cost of brochures is capitalized and amortized over the semester to which the specific courses relate. Advertising expenses approximated $1,125,000 and $635,000 for the years ended December 31, 2000 and 1999, respectively.

                       The Company employs the liability method of accounting for income taxes pursuant to SFAS No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their net realizable value.

                       SFAS No. 128, Earnings per Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options,

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       restricted stock awards, warrants and other convertible securities. Potential common shares have not been included in the computation of diluted EPS since the effect would be antidilutive. The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to the market price on the day of grant. SFAS No. 123, Accounting for Stock-Based Compensation, prescribes the recognition of compensation expense based on the fair value of options as determined on the grant date. However, SFAS No. 123 allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application (see Note 10).

2. ACQUISITION OF      On January 14, 2000, EVCI acquired the outstanding shares
   INTERBORO           of Interboro Institute Inc. for $672,500 plus 50% of
   INSTITUTE INC.:     earnings before interest, taxes, debt and amortization
                       ("EBITDA") for the three years ending December 31, 2001, 2002 and 2003. Payment of the Institute's purchase price is contingent upon there being EBITDA, as defined. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of the acquisition, and the assets and liabilities are to be recorded based upon their fair values at the date of the acquisition. EVCI acquired assets with a fair value of approximately $1,000,000 and assumed liabilities of approximately $1,800,000.

                       In connection with the acquisition of the Institute, EVCI recorded approximately $1,500,000 in goodwill and noncompete agreements, which will be amortized on a straight-line basis over a period of 10 years and 5 years, respectively.

                       The following summarized pro forma consolidated statement of income (unaudited) assumes the acquisition of the business of the Institute as if it had occurred at January 1, 1999.

                       Year ended December 31, 1999
                       Net revenue                                  $ 7,181,825
                       Net loss                                     $(9,009,179)
                       Basic loss per
                         common share                                    $(2.17)

                       This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3. PROPERTY AND        Property and equipment, at cost, consists of the
   EQUIPMENT:          following:


December 31,                                          2000          1999      Estimated Useful Life
Furniture and fixtures                            $  247,715   $   71,034     7 years
Office computers                                   1,872,424      506,250 3   3 to 5 years
Video teaching equipment                           4,028,004    2,774,201     5 years
Computer software                                    367,770      102,565     5 years
Automobile                                            22,233       22,233     5 years
Leasehold improvements                               154,994       59,774     Term of lease
Equipment acquired under capital lease                73,338       73,338     5 years
============================================================================================
                                                   6,766,478    3,609,395
--------------------------------------------------------------------------------------------

Less accumulated depreciation
  and amortization:

Equipment acquired under
  capital lease                                       23,453        7,334
Other                                              1,730,022      685,970
--------------------------------------------------------------------------------------------
                                                   1,753,475      693,304
--------------------------------------------------------------------------------------------
                                                  $5,013,003   $2,916,091
============================================================================================


4. INVESTMENTS,        Equity and other investments consist of the following at
   EQUITY AND          December 31, 1999:
   OTHER:
                       Investment in Visiocom (a)                     $195,533
                       Advance to Interboro Institute Inc.              45,000
--------------------------------------------------------------------------------------------
                                                                      $240,533
============================================================================================

                   (a) On November 29, 1999, EVCI invested $250,000 for a
                       50% interest (33-1/3% of voting rights) in Visiocom USA Incorporated ("Visiocom"), a newly formed Delaware corporation. Visiocom provides business employees with "one-on-one" training, via the Internet and video conferencing, on how to use business software programs and, using the same teaching methods, also provides business employees with language courses. The investment in Visiocom is accounted for under the equity method of accounting whereby earnings or losses from the investment are reflected in EVCI's earnings based on its pro rata ownership interest. The net loss from this investment for the year ended December 31, 2000 and 1999 aggregated approximately $95,283 and $55,000, respectively. In December 2000, the Company sold its interest in Visiocom for $150,000.

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
5. LICENSE AGREEMENT:  During October 1999, EVCI entered into a five-year exclusive limited license and services agreement with an entity (the "Licensor") to utilize any and all educational data management and college advising-related software developed by the Licensor, including any and all software code developed for use on the Internet. The license fee under the agreement is $250,000. Additionally, EVCI shall be entitled to receive 30% of all revenue generated by the Licensor for the Licensor's fee-based advising and remediation services. No royalties were received during the year ended December 31, 2000. Accumulated amortization amounted to $37,500 at December 31, 2000.


6. ACCOUNTS            Accounts payable and accrued expenses consist of the
   PAYABLE AND         following:
   ACCRUED
   EXPENSES:
                       December 31,                 2000                1999
                       ---------------------------------------------------------
                       Accounts payable           $431,807            $212,635

                       Accrued professional fees    78,126              25,586

                       Accrued telephone            71,484             122,456

                       Accrued state income
                       taxes                        62,517

                       Accrued salaries             55,000

                       Computer and
                       video equipment
                       payable                                          61,025

                       Accrued marketing
                       brochures                                        31,617

                       Accrued other                94,532              71,220
                       ---------------------------------------------------------
                                                  $793,466            $524,539
                       =========================================================


7. OBLIGATIONS         The Company leases office equipment under a capital lease
   UNDER CAPITAL       expiring in 2003. The lease requires monthly payments of
   LEASE:              principal and interest imputed at 14.2% per annum.

                       Minimum future obligations under this lease are as follows:

                       Year ending December 31,
                       2001                                            $24,155
                       2002                                             24,155
                       2003                                              7,564

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                         9,830
                       Less amount representing interest                55,874
                       ---------------------------------------------------------
                                                                        46,044
                       Less current portion                             18,107
                       ---------------------------------------------------------
                                                                       $27,937
                       =========================================================

8. INCOME TAXES:       The tax effects of loss carryforwards and the valuation
                       allowance that give rise to deferred tax assets are as follows:

                       December 31,                       2000           1999
                       ---------------------------------------------------------
                       Net operating losses          $  1,581,000    $  856,000

                       Less valuation allowance        (1,581,000)     (856,000)
                       ---------------------------------------------------------
                       DEFERRED TAX ASSETS            $       - 0 -   $    - 0 -
                       =========================================================

                       The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                       Year ended December 31,            2000           1999
                       ---------------------------------------------------------
                       Federal statutory rate            (34)%           (34)%

                       State income taxes of
                       Interboro                           1

                       Increase in valuation
                       allowance                          34              34
                       ---------------------------------------------------------
                                                           1%           - 0 -%
                       =========================================================
                       As of December 31, 2000, the Company had net operating loss carryforwards available to offset future taxable income of approximately $19,000,000 which expire in various years through 2020. Between October 1997 and August 1998, EVCI completed private offerings of securities. In February 1999, EVCI had an IPO of its securities. Under Section 382 of the Internal Revenue Code, these activities effect an ownership change and thus may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards. The Company uses the lowest marginal U.S. corporate tax of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no taxable earnings through December 31, 2000.

                                           EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
9. COMMITMENTS         The Company leases office space and classrooms under
   AND                 noncancelable operating leases which expire in August
   CONTINGENCIES:      2004. The leases are subject to escalations for increases
                       in the Company's share of increases in real estate taxes and other expenses.

                       Minimum future obligations under these leases are as follows:

                       Year ending December 31,

                       2001                                      $  811,000
                       2002                                         690,000
                       2003                                         455,000
                       2004                                          38,000
                       ---------------------------------------------------------
                                                                 $1,994,000
                       ---------------------------------------------------------
                       Rent expense charged to operations for the years ended December 31, 2000 and 1999 amounted to approximately $774,000 and $267,000, respectively.

                       The Company has entered into employment agreements with executive officers and other employees of the Company which provide for compensation and other benefits as defined in the agreements.

                      Aggregate compensation under the agreements is as follows:

                       Year ending December 31,
                       2001                                      $1,333,000
                       2002                                         390,000
                       2003                                         190,000
                       2004                                          93,000
                       ---------------------------------------------------------
                                                                 $2,006,000
                       ---------------------------------------------------------

                       In 1998, EVCI entered into a consulting agreement with an individual who became a director of EVCI upon the commencement of the IPO. The agreement entitles the consultant to 5% of revenue received by EVCI from activities, if any, with an education provider with which EVCI does not currently have an agreement. The agreement grants the consultant seven-year options to purchase up to 100,000 shares of common stock at $7.00 per share, of which options to purchase 25,000 shares are vested and options to purchase an additional 25,000 shares of common stock

                                           EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       vest each March of the years 1999 through 2001.

                       In May 2000, the Company entered into an employment agreement which provided, as additional compensation, the opportunity to be awarded up to 30,000 options to purchase common stock at $31.31 per share. The options are exercisable only upon the Company reaching certain revenue goals, as defined in the agreement. Accordingly, the Company will incur a charge to operations for the intrinsic value of the options at such time as the revenue goals are met.

                       In May 2000, the Company entered into an employment agreement which provided, as additional compensation, the opportunity to be awarded up to 20,000 options to purchase common stock at $17.00 per share, based upon the performance of the Institute, as defined in the agreement. Any options awarded under the agreement shall vest in equal amounts over three years. Accordingly, the Company will incur a charge to operations for the intrinsic value of the options at such time as the revenue goals are met.

                       Tuition Assistance Program ("TAP") funds received through the academic grant years 1992 have been audited. Subsequent and future funds received are still subject to audit. At this time, it is not possible to determine the periods which will be audited or any adjustments which might be necessary as a result.

10. STOCKHOLDERS'      In October 1998, the board of directors of EVCI adopted
    EQUITY:            an incentive stock option plan in which 356,000 shares of
                       common stock have been reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, nonemployee directors and others. The option price cannot be less than the fair market value of the shares of the incentive stock options at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. During the years ended December 31, 2000 and 1999, 40,000 and 255,000 options, respectively, were granted under this plan.

                       In February 1999, EVCI completed an IPO of 1,200,000 shares of its common stock at $12.00 per share. The net proceeds to the Company, after deducting underwriting commissions and expenses of the offering of approximately $2,500,000, were approximately $11,900,000. Additionally, the Company received net proceeds of approximately $1,500,000 from the issuance of 138,334 shares of common stock and the underwriters' warrant to purchase an aggregate of 120,000 shares of common stock pursuant to an over-allotment option.

                                           EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       In May 1999, EVCI issued warrants to an unaffiliated entity to purchase up to 50,000 shares of common stock for $12.00 per share as additional consideration under a consulting agreement. The warrants are exercisable upon issuance and expire after seven years.

                       In September 1999, in connection with a consulting agreement, EVCI issued warrants to an individual to purchase 5,000 shares of common stock at $17.50 per share. Warrants are exercisable upon issuance and expire on February 22, 2004. Pursuant to the terms of the agreement, EVCI will issue an additional 7,500 warrants at $22.50 per share in January 2000, and another 7,500 shares at $25.00 per share in May 2000.

                       In February 2000, the Company received gross proceeds of $4,000,000 for the issuance of 400,000 shares of 7.5% Series A Convertible Preferred Stock and three-year warrants to purchase 40,000 shares of common stock at $21.27 per share. The transaction costs of this private placement were approximately $480,000. A value of $378,918 was assigned to the warrants. The Series A preferred stock was convertible into shares of our common stock at a discount from the "market price," as defined. The Company is accounting for the issuance of the Series A preferred stock in accordance with Emerging Issues Task Force No. 98-5 which addresses the issuance of convertible securities that have a beneficial conversion feature. The conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount is calculated as the difference between the conversion price and the fair market value of the common stock at the date of issuance. Any discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred stockholder over the period from the date of issuance through the date of the earliest conversion, as defined.

                       In April 2000, the Company issued warrants to an unaffiliated entity to purchase up to 25,000 shares of common stock for $16.09 per share as additional payment under a consulting agreement. The warrants are exercisable upon issuance and expire in seven years. Accordingly, the Company recorded a noncash charge to operations of $35,000, the value assigned to the warrants issued.

                       In July 2000, in connection with an advertising agreement, the Company issued warrants to purchase up to 15,000 shares of common stock as additional payment. The warrants are exercisable upon issuance with exercise prices ranging from $15.20 per share to $21.20 per share. Accordingly, the Company recorded

                                           EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       a noncash charge to operations of $21,000, the value assigned to the warrants issued.

                       In September 2000, certain holders of the Series A preferred stock converted 120,000 shares or $1,200,000 in total stated value into 103,341 shares of the Company's common stock at an average price of approximately $11.80 per common share. The remaining balance of $2,800,000 of Series A preferred stock was redeemed by the Company during September 2000 at 15% over the stated value, thus resulting in a charge to retained earnings of $420,000. The accumulated accrued dividends on Series A preferred stock of $191,458 were paid by issuing 17,127 shares of common stock valued at $11.18 per share.

                       In September 2000, the Company designated 200,000 shares of authorized preferred stock as Series B 7% Convertible Preferred Stock. Between September 22 and September 30, 2000, the Company received gross proceeds of $13,000,000 from the issuance of 130,000 shares of Series B preferred stock and three-year warrants to purchase 722,223 shares of common stock at $20.25 per share. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 will be recognized as a deemed dividend to the preferred shareholders over three years. A portion of the net proceeds from the sale of the Series B preferred was used to redeem the Company's Series A preferred stock.

                       The Series B preferred stock is initially convertible into shares of common stock at $13.50 per share, the average closing bid price of the common stock for 20 trading days prior to September 22, 2000. The Series B preferred stockholders can require the Company to redeem their preferred shares if the Company issues it's securities, for a price below the conversion price, and the result is a change of control of the Company that is reportable pursuant to Schedule 14A of the proxy rules.

                       The following table represents the warrants outstanding as of December 31, 2000 and 1999:


                              Exercise             Warrants Outstanding
                              Price per                 December 31,
Expiration Date                Warrant             2000             1999
-------------------------------------------------------------------------------

July 2001                      15.20               5,000             --

                                           EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
July 2001                      18.20               5,000             --

July 2001                      21.50               5,000             --

June 2002                       2.00                 500           11,500

August 2002                     4.00               2,000            5,500

October 2002                    4.00             100,000          100,000

October 2002                   20.00              50,000           50,000

December 2002                   4.00              17,000           18,000

January 2003                    6.00              88,252           88,252

February 2003                   6.00              37,500           37,500

February 2003                  21.27              40,000             --

April 2003                      6.00               4,000           12,000

August 2003                    12.00              25,000           25,000

September 2003                 20.25             722,223             --

February 2004                  17.50               5,000            5,000

February 2004                  19.80             120,000          120,000

February 2004                  20.00              10,000           10,000

February 2004                  22.50               7,500             --

February 2004                  25.00               7,500             --

February 2005                   5.44              37,500           37,500

January 2006                   25.00              25,000             --

May 2006                       12.00              50,000           50,000

April 2007                     16.09              25,000             --
--------------------------------------------------------------------------------
                                               1,388,975          570,252
================================================================================

Presented below is a summary of stock option activity for the periods shown:

                                          Weighted-Average       Options        Weighted-Average
Exercise Price Range            Options    Exercise Price      Exercisable       Exercise Price
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998    165,000    $   13.76              12,500         $   7.00
Granted                         225,000
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999    420,000        11.84              55,000         $   9.09
Granted                          40,000

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Canceled                        (13,000)
Exercised                        (1,750)
-----------------------------------------------------------------------------------------------------
Balance at December 31, 2000    445,250    $   13.22             156,332         $   9.33
=====================================================================================================

The following table summarizes information for options currently outstanding and exercisable at
December 31, 2000:

-----------------------------------------------------------------------------------------------------------------------
                                  OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
                                  -------------------                                         -------------------------
                                                          Weighted-Average  Weighted-Average           Weighted-Average
                           Exercise                           Remaining        Exercise                    Exercise
                         Price Range           Number           Life             Price         Number        Price
-----------------------------------------------------------------------------------------------------------------------
                        $4.80 - $10.00         110,000          5yrs.           $ 6.95         80,000        $ 6.86
                        10.00 - $20.00         260,250          4yrs.           $10.96         76,332        $11.93
                        20.00 - $30.00          35,000          6yrs.           $25.46           --             --
                        30.00 - $40.00          40,000          6yrs.           $34.45           --             --
-----------------------------------------------------------------------------------------------------------------------
                        $4.80 - $40.00         445,250          4yrs.           $13.32        156,332        $ 9.33
-----------------------------------------------------------------------------------------------------------------------

                       The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share would approximate the pro forma amounts shown in the following table.

                       Year ended December 31,      2000               1999
                       ---------------------------------------------------------
                       Reported net loss
                       available to
                       common shareholders        $(12,142,347)    $(6,127,879)
                       =========================================================
                       Pro forma net loss
                       available to
                       common shareholders        $(17,693,834)    $(6,498,459)
                       =========================================================
                       Reported net loss
                       per common share           $      (2.76)    $     (1.48)
                       =========================================================
                       Pro forma net loss
                       per common share           $      (2.89)    $     (1.03)
                       =========================================================
                       The fair value of options granted (which is amortized to expense

                                            EDUCATIONAL VIDEO CONFERENCING, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 104% in 2000 and 78% in 1999, risk-free interest rates ranging from 5.18% to 6.57% and an expected life of 2 to 10 years from the date of vesting.

                       The weighted-average fair value of options granted is as follows:

                       Year ended December 31,        2000             1999
                       ---------------------------------------------------------
                       Fair value of each option    $14,745            $1,274
                       granted

                       Total number of options       40,000           260,000
                       granted
                       ---------------------------------------------------------
                       Total fair value of all     $589,799          $331,240
                       options granted
                       =========================================================

                       In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because EVCI's incentive stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of EVCI. Such an increase in stock price would benefit all stockholders commensurately.

11. SEGMENT            The Company follows SFAS No. 131, Disclosure About
    REPORTING:         Segments of an Enterprise and Related Information. As a
                       result of the acquisition of the Institute, the Company has two operating segments: (1) aggregator and distributor, via live interactive video conferencing systems, of accredited college courses and degree programs, as well as corporate training, professional development and continuing education programs, and (2) operator of the Institute, a post-secondary two-year degree-granting college.

                       For the year ended December 31, 2000, reportable segment data were as follows:

                       Net revenue:
                                EVCI student course registration   $  1,112,085
                                Interboro Institute Inc.              7,546,761
                       ---------------------------------------------------------
                       TOTAL NET REVENUE                           $  8,658,846
                       =========================================================
                       Operating companies, net income (loss):
                               EVCI student course registration    $(10,788,120)
                                Interboro Institute Inc.                647,880
                       ---------------------------------------------------------
                       TOTAL NET LOSS                              $(10,140,240)

                       Interest income:
                                EVCI                               $    257,633
                                Interboro Institute Inc.                  7,919
                       ---------------------------------------------------------
                       TOTAL INTEREST INCOME                       $    265,552
                       =========================================================
                       Depreciation and amortization:
                                EVCI                               $    932,125
                                Interboro Institute Inc.                281,741
                       ---------------------------------------------------------
                       TOTAL DEPRECIATION AND AMORTIZATION         $  1,213,866
                       =========================================================
                       Assets:
                                EVCI                               $ 10,758,658
                                Interboro Institute Inc.              3,992,593
                       ---------------------------------------------------------
                       TOTAL ASSETS                                $ 14,751,251
                       =========================================================
                       Loss from equity method investments
                                EVCI                               $     95,283
                                Provision for income taxes -
                                Interboro Institute Inc.           $    117,000

                                 EXHIBIT INDEX

EXHIBIT NO.*               DESCRIPTION OF EXHIBIT

       3.1[1]     --       Certificate of Incorporation of the Registrant.

       3.1(a)[6]  --       Certificate of Amendment to Certificate of
                           Incorporation of the Registrant.

       3.2[6]     --       Amended and Restated By-Laws of the Registrant.

       3.3[1]     --       Certificate of Merger of Educational Video
                           Conferencing, Inc. (a New York Corporation) into the
                           Registrant (a Delaware Corporation).

       3.4[1]     --       Certificate of Correction of the Certificate of
                           Incorporation of the Registrant.

       3.5        --       Certificate Eliminating Reference to Series A 7.5%
                           Convertible Preferred Stock from the Certificate of
                           Incorporation of the Registrant.

       3.6[15]    --       Certificate of Designations of Series B 7%
                           Convertible Preferred Stock of the Registrant.

       3.6(a)[15] --       Certificate of Correction of Certificate of
                           Designations of the Series B 7% Convertible Preferred of the Registrant.

       4.1[1]     --       Form of Common Stock Purchase Warrant issued to
                           investors in private placements and for services provided in connection with such private placements.

       4.2[1]     --       Tayside Common Stock Purchase Warrant.

       4.3[5]     --       Adelphi Common Stock Purchase Warrant.

       4.4[5]     --       Form of Representative's Warrant Agreement (including
                           Form of Representative's Warrant).

       4.5[5]     --       Form of Common Stock Certificate.

       4.6[5]     --       Amended and Restated 1998 Incentive Stock Option Plan
                           of the Registrant.

       4.7[9]     --       Warrant Agreement, dated January 14, 2000, between
                           the Registrant and Bruce R. Kalisch.

       4.8[14]    --       Warrant Agreement, dated April 18, 2000, between the
                           Registrant and Peter J. Solomon Company Limited.

       4.9[10]    --       Common Stock Purchase Warrant, dated February 3,
                           2000, issued to The Shaar Fund Ltd.

       4.10[10]   --       Form of Finders' Warrant (relating to the issuance of
                           warrants to purchase 3,870 shares of the Registrant's common stock).

       4.11[15]   --       Form of Common Stock Purchase Warrant

     +10.1[3]     --       Agreement between the Registrant and Adelphi
                           University for the Offering of Interactive Televideo
                           Courses, dated May 13, 1997.

     +10.2[2]     --       Agreement between the Registrant and The College of
                           Insurance for the Offering of Interactive Televideo
                           Courses, dated September 16, 1997.

     +10.3[2]     --       Agreement between the Registrant and Mercy College
                           for the Offering of Interactive Video Conferenced and Computer Courses, dated March 10, 1998.

      10.4[1]     --       Agreement between the Registrant and Citibank, dated
                           May 20, 1997.

      10.5[1]     --       Agreement between the Registrant and American
                           International Group, dated May 21, 1997.

      10.6[1]     --       Agreement between the Registrant and Merrill Lynch
                           for the Offering of Interactive Televideo Courses and Distance Learning Programs, dated June 3, 1998.

      10.7[8]     --       Agreement between the Registrant and Merrill
                           Lynch, Pierce, Fenner & Smith Incorporated for the
                           Offering of Interactive Televideo Courses and
                           Distance Learning Programs, dated June 30, 1999.

      10.8[5]     --       Agreement for Interactive Televideo Courses and
                           Distance Learning Programs between the Registrant and
                           Travelers Indemnity Company, dated July 24, 1998.

      10.9[6]     --       Lease Agreement between the Registrant and Realty Co.
                           (doing business as Royal Realty), dated December 15,
                           1998.

      10.11[1]    --       Employment Agreement between the Registrant and Dr.
                           Arol I. Buntzman, dated October 1, 1998.

      10.12[1]    --       Employment Agreement between the Registrant and Dr.
                           John J. McGrath, dated October 1, 1998.

      10.13[1]    --       Employment Agreement between the Registrant and
                           Richard Goldenberg, dated October 1, 1998.

      10.14[1]    --       Chief Executive Officer Change in Control Agreement
                           between the Registrant and Dr. Arol I. Buntzman, dated October 1, 1998.

      10.15[1]    --       Form of Indemnification Agreement.

     +10.15[4]    --       Agreement between the Registrant and Manhattan
                           College for the Offering of Interactive Video
                           Conferenced Courses, dated November 23, 1998.

      10.16[12]   --       Agreement between Arol I. Buntzman and Richard and
                           Bonnie Goldenberg, dated March 1, 2000.

      10.17[12]   --       Agreement between Arol I. Buntzman and John J.
                           McGrath, dated March 1, 2000.

      10.18[8]    --       Letter Agreement between Excite @Home Network and the
                           Registrant, dated July 26, 1999.

     +10.19(a)[8] --       Agreement, dated August 26, 1999, between We Media,
                           Inc. and the Registrant.

     +10.19(b)[8] --       Agreement, dated September 22, 1999, between We
                           Media, Inc. and the Registrant.

     +10.20[8]    --       Co-Marketing Agreement, dated September 1, 1999,
                           between the Registrant and Bell Atlantic Network
                           Services, Inc.

     +10.21[8]    --       Agreement, dated September 1, 1999, between the
                           Registrant and Touro College and Touro University
                           College and Touro University International.

     +10.22[8]    --       Agreement, between the Registrant and St. John's
                           University for the Offering of Interactive Video
                           Conferenced and Internet-Based Courses, dated
                           September 24, 1999.

      10.23[9]    --       Stock Purchase Agreement, dated January 14, 2000,
                           among Bruce R. Kalisch, Interboro Holding, Inc. and
                           Interboro Institute, Inc.

     +10.24[12]   --       Agreement between the Registrant and Golden Gate
                           University for the Offering of Interactive video conference courses, dated March 3, 2000.

      10.25[12]   --       Educational Provider/Co-Marketing Agreement between
                           the Registrant and Computer Generated Solutions, Inc.
                           dated January 13, 2000.

     +10.26[14]   --       Agreement, dated April 27, 2000, between the
                           Registrant and Telecommunications Research Associates for the Offering of Interactive Video Conferenced
                           Courses

      10.27[13]   --       Summary of Transaction Terms between edcor and the
                           Registrant, dated January 3, 2000.

      10.28[13]   --       Agreement, dated January 25, 2000, between the
                           Registrant and Clemson University for the Offering of Non-Credit Interactive Video Conferenced Courses.

      10.29[15]   --       Form of Series B Stock Purchase Agreement.

      10.30[15]   --       Amended and Restated Registration Rights Agreements,
                           dated September 27, 2000, among Paloma Strategic Fund
                           L.P. ("Paloma"), Seneca Capital International, Ltd.
                           ("Seneca Ltd."), Seneca Capital, L.P. ("Seneca
                           L.P."), Merced Partners Limited Partnership
                           ("Merced") , Lakeshore International, Ltd.
                           ("Lakeshore") and the Registrant.

      10.31[15]   --       Amended and Restated Co-Sale Agreement, dated
                           September 29, 2000, among Dr. Arol I. Buntzman, the
                           Registrant, Paloma, Seneca Ltd., Seneca L.P., Merced and Lakeshore.

      10.32[16]   --       Agreement, dated August 31, 2000, between the
                           Registrant and YAI National Institute for People with
                           Disabilities.

     +10.33[16]   --       IP Services and Dedicated Access Agreement, dated
                           September 15, 2000, between At Home Corporation, through its @Work division, and the Registrant.

------------------------------
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

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

[7]  Intentionally omitted.

[8] Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1999.

[9]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[10] Incorporated by reference to the Registrant's Form 8-K dated February 3,
     2000.

[11] Intentionally omitted.

[12] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

[13] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2000.

[14] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2000.

[15] Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[16] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

(b) During the forth quarter of 2000, EVCI filed a Form 8-K report, dated September 22, 2000, covering Items 2 and 7.