Form 10KSB/A
period 2000-12-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2001-04-30
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

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
Yes  X   No
   ----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this form 10-KSB/A. __________

     The issuer's revenues for its most recent fiscal year were $8,658,846.

     As of March 19, 2001, the aggregate market value of the issuer's common equity held by non-affiliates was $10,531,500, based on the closing price of $2.344 for its common stock on The Nasdaq SmallCap Market on March 19, 2001.

     4,492,961 shares of the issuer's common stock were outstanding as of March 19, 2001.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Formats (check one): Yes     No  X
                                                                ---    ---

                                TABLE OF CONTENTS

                                                        PAGE

PART I.........................................................................1

Item 1. Description of Business................................................1
Item 2. Description of Property...............................................22
Item 3. Legal Proceedings.....................................................23
Item 4. Submission of Matters to a Vote of Security Holders...................23

PART II.......................................................................23

Item 5. Market for Common Equity and Related Stockholder Matters..............23
Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................23
Item 7. Financial Statements..................................................30
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............................................30

PART III......................................................................31

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................31
Item 10. Executive Compensation...............................................34
Item 11. Security Ownership of Certain Beneficial Owners and Management.......37
Item 12. Certain Relationships and Related Transactions.......................38
Item 13. Exhibits and Reports on Form 8-K.....................................38

INDEX TO FINANCIAL STATEMENTS................................................F-1

EXHIBIT INDEX................................................................E-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

     VERIZON. A multi-year co-marketing agreement entered into in September 1999, provides for marketing accredited college courses, degree programs and other corporate training programs through synchronous, multi-point video conferencing technology to both existing and potential users of Verizon's broadband lines. A key component of our decision in 2000 to significantly increase emphasis on providing corporate training and development content and to hire more our sales and technical staff was our expectation for prospective business as a result of our co-marketing agreement with Verizon. EVCI and Verizon believed the cost savings for corporations receiving EVCI content and proprietary technology and the convenience to their employees, resulting from the reduction of travel time, would justify the cost of building out broadband networks for Verizon corporate customers. Accordingly, by September 2000 we had trained approximately 900 Verizon sales and customer service representatives to sell the Verizon/EVCI Remote Learning Solutions. However, the Verizon internal organizational issues resulting from the merger of Bell Atlantic and GTE, the Verizon strike and Verizon's delay in providing line services materially impeded progress of our co-marketing activities with Verizon. Verizon is currently placing less emphasis on its agreement with us than it originally anticipated.

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

OUR COMMON STOCK WILL BE ADVERSELY AFFECTED IF IT IS DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     Nasdaq has notified us by letter dated April 4, 2001 that we no longer comply with one of the continued listing rules for The Nasdaq SmallCap Market. This rule requires us to have a minimum of $2,000,000 of net tangible assets or a market capitalization of at least $35,000,000 or, for our most recently completed fiscal year or at least two of our three most recently completed fiscal years. Using Nasdaq's methods of calculating these amounts:

               o We had a net tangible asset deficit of approximately $(455,000) at December 31, 2000.

               o Our market capitalization was approximately $6,500,000 at April 2, 2001.

               o  We had net losses of $(2,728,438) for 1998, $(6,127,879) for
                  1999 and $(10,140,240) for 2000.

     If we are unsuccessful in persuading Nasdaq that we can achieve and sustain compliance with this and all other listing requirements, Nasdaq will delist our common stock from The Nasdaq SmallCap Market.

     If our common stock is delisted, subsequent trading, if any, in our common stock would likely be conducted on the OTC Bulletin Board. An investor could find it more difficult to dispose of or to obtain accurate quotations for our common stock if it is delisted. In addition, delisting may cause a decline in our common stock price, the loss of news coverage about us and difficulty for us in obtaining future financing. Consequently, the liquidity of our common stock could be impaired, not only as to the volume of shares which could be bought and sold during specific time intervals, but also by delays in the timing of transactions.


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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Salaries and benefits increased by 178% to $8,800,731 for 2000 from $3,167,196 for 1999 mostly as a result of staff increases. Our full-time staff had increased to 145 by December 31, 2000 from 62 on January 1, 2000. The acquisition of Interboro added 84 full-time administrative employees. EVCI had a net decrease of one employee as a result of severing 10 recruiters and hiring nine employees for sales and marketing, corporate training and technology development and deployment. The difference of approximately $5,600,000 in salary and benefit expense between 2000 and 1999, consists of: $2,730,000 for the additional Interboro staff; $1,070,000 for EVCI salesmen hired late in 1999 who worked throughout 2000; $725,000 for the nine new hires referred to above; $300,00 for additional bonuses; $300,00 for salary increases; and $475,000 for benefits for new employees.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table lists our directors and executive officers.

NAME                          AGE      POSITIONS WITH EVCI

Dr. Arol I. Buntzman*          57      Chairman of the board and chief executive
                                       officer

Dr. John J. McGrath*           47      President and director

Richard Goldenberg*            55      Chief financial officer, secretary and
                                       director

Philip M. Getter               64      Consultant and director

Arthur H. Goldberg             59      Director

Royce N. Flippin, Jr.          66      Director

-------------------------
*Executive Officer

     Biographical information provided to us by our directors and executive officers follows.

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

     Dr. Buntzman received a doctorate in education through the executive leadership program of Fordham University Graduate School of Education in May 1995, a professional diploma in educational administration from Fordham University Graduate School of Education in May 1993 and a Masters of Business Administration from Arizona State University in September 1970. His doctoral dissertation focused on using live interactive video conferencing as an educational delivery method and for graduate education programs.

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

     ROYCE N. FLIPPIN, JR. has been a director and a member of EVCI's audit committee since February 1999. He has served, since 1992, as president of Flippin Associates, a consulting firm focusing on the development of resources, programs and new markets and human resource management for career planning, communication and leadership skills. After serving as a tenured professor and director of athletics at MIT from 1980 to 1992, he was a director of program advancement at MIT from 1992 to 1999, in which capacity he provided consulting services to the MIT Office of Individual Giving -Resource Development regarding projects that include technology transfers, individual gift bequests and the planned MIT athletic center. In 2000, Mr. F lippin was appointed a senior managing director and member of the executive committee of Universal Genesis, LLC, A Privately owned financial services and development company. Mr. Flippin is a trustee or board member of several profit and non-profit organizations, including Ariel Capital Management Funds (trustee since 1986), Radkowsky Thorium Power Corporation, a privately-held company that is developing non-proliferative nuclear fuels (director since 1994 and chairman from 1995-1997) and The Princeton Club of New York. Mr. Flippin holds an A.B. degree from Princeton University and an M.B.A. degree from Harvard University Graduate School of Business Administration.

     ARTHUR H. GOLDBERG has been a director and member of EVCI's audit and compensation committees since February 1999. He has served as president of Manhattan Associates, L.L.C., an investment and merchant banking firm, since 1994. From 1990 through 1993, he served as chairman of Reich & Co., a New York Stock Exchange member firm that specialized in investment banking and corporate finance for small-cap companies. Mr. Goldberg holds a B.S. degree from New York University Stern School of Business and a J.D. degree from New York University School of Law.

     PHILIP M. GETTER has been a director since May 1999. Since December 2000, he has been an independent financial consultant. From March 1996 to December 2000, he served as a managing director and head of corporate finance of Prime Charter Ltd., the lead underwriter of EVCI's IPO. From 1992 to March 1996, he was a senior vice president, investment banking, at Josephthal Lyon & Ross. Mr. Getter has more than 30 years of experience in the securities industry. From 1975 to 1981 he was chairman and chief executive officer of Generics Corporation of America, a public company that was one of the largest generic drug companies in the U.S. He is a member of the League of American Theatres and Producers, serves on the Board of the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in industrial relations from Cornell University.

     Executive officers of EVCI are appointed by the board of directors and serve at the discretion of the Board, subject to the terms of applicable employment agreements. There are no family relationships among any of the directors or executive officers of EVCI.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements, except that DEWI Investment Limited filed a Form 5 in lieu of one Form 4 that was not filed by the applicable deadline.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table shows compensation paid for the years ended December 31, 2000, 1999, and 1998 to EVCI's chief executive officer and its other highest paid executive officers who earned more than $100,000 in 2000.


                                                                                                             LONG TERM
                                                  ANNUAL COMPENSATION                                       COMPENSATION
                                                  -------------------                                       ------------
                                                                                                               AWARDS
                                                                                                            COMMON STOCK
                                                                                     OTHER ANNUAL            UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR        SALARY               BONUS        COMPENSATION             OPTIONS
--------------------------------------------------------------------------------------------------------------------------
Dr. Arol I. Buntzman                   2000          332,750         500,000             ---                  ---
     Chairman of the                   1999          270,000         293,333 (1)         ---                120,000
     board and chief                   1998          210,000          70,000             ---                  ---
     executive officer

Dr. John J. McGrath                    2000          200,000          70,000             ---                   ---
     President                         1999          158,666          91,667 (2)         ---                 40,000
                                       1998          126,500           5,750             ---                   ---
                                                                                         ---                   ---

Richard Goldenberg                     2000          125,000          40,000             ---                   ---
     Chief financial officer           1999          117,666          55,000 (3)         ---                 15,000
                                       1998          102,000           4,750          13,200 (4)               ---

James H. Mollitor                      2000          120,000          20,000             ---                   ---
      Chief technical officer          1999          120,000           5,000             ---                   ---
                                       1998 (5)       57,500           2,000             ---                 50,000

-------------------------

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

     (5)  Was employed from July 1998 to March 2001.

AGGREGATED OPTION EXERCISES IN 2000 AND 2000 YEAR-END OPTION VALUES

                                   NUMBER OF SHARES OF COMMON STOCK        VALUE OF UNEXERCISED IN-THE-MONEY
                                  UNDERLYING UNEXERCISED OPTIONS AT                     OPTIONS AT
                                         DECEMBER 31, 2000                          DECEMBER 31, 2000 (1)

NAME                                EXERCISABLE   UNEXERCISABLE               EXERCISABLE (2)   UNEXERCISABLE (2)
----                                -----------   -------------               -----------       -------------
Dr. Arol I. Buntzman                 30,000          90,000                       0                   0

Dr. John J. McGrath                  10,000          30,000                       0                   0

Dr. Richard Goldenberg                3,750          11,250                       0                   0

James H. Mollitor                    10,000          40,000                       0                   0

-----------------------

(1) Based on $3.75 per share, the December 29, 2000 last sale price reported on Nasdaq.
(2) Based on exercise prices ranging for $7.00 to $40.00 per share.

DIRECTOR COMPENSATION

     Directors who are not officers or employees of EVCI are paid $1,000 for attending each meeting of the board of directors or any committee thereof and travel expenses.

     In addition, our 1998 incentive plan authorizes the automatic grant of an option to purchase 5,000 shares of common stock to non-employee directors on the date on which he or she first becomes a non-employee director. Each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on March 1 of each year, provided he or she is then a non-employee director and, as of such date, he or she has served on the board of directors for at least the preceding six months. Options granted to non-employee directors vest in three annual installments commencing on the first anniversary of the date of grant and have a term of ten years. The exercise price of options granted to non-employee directors is 100% of the fair market value per share of our common stock on the date of grant. A non-employee director who has been granted stock or options by EVCI under a consulting or other arrangement is ineligible to receive any subsequent automatic grants unless our compensation committee determines otherwise.

EMPLOYMENT AGREEMENTS

     Each of Dr. Buntzman, Dr. McGrath, and Mr. Goldenberg has an employment agreement with EVCI.

     The employment agreement with Dr. Buntzman provides for his employment as chairman and chief executive officer at an annual salary of $346,500 since November 15, 2000.

     The employment agreement with Dr. McGrath provides for his employment as president at an annual salary of $210,000 since January 1, 2001.

     The employment agreement with Mr. Goldenberg provides for his employment as chief financial officer at an annual salary of $150,000 since January 1, 2001.

     Each of the employment agreements expires December 31, 2001. Dr. Buntzman's and Dr. McGrath's agreements expressly permit salary increases and bonuses as the Board determines. Each employment agreement entitles the officer to participate in the health, insurance, pension and other benefits, if any, generally provided to our employees. Dr. Buntzman's and Dr. McGrath's agreements entitle them to additional life insurance equal to three times their respective salaries. Each employment agreement also provides that, with certain exceptions, until 18 months after the termination of employment with EVCI, the officer may not induce employees to leave the employ of EVCI or participate in any capacity in any business activities that compete with the business conducted by EVCI during the term of the employment agreement.

     EVCI can terminate the employment of an officer upon extended disability or for cause (as defined in his agreement). If employment is terminated by EVCI without cause, the agreements generally provide EVCI must pay the officer's salary and health and insurance benefits until the earlier of a specified date or the scheduled termination date of the employment agreement or, in the case of each of Dr. Buntzman and Dr. McGrath, until 36 months after termination of his employment.

CHANGE OF CONTROL AGREEMENT

     EVCI entered has an agreement with Dr. Buntzman providing for payments to him, in the event his employment with EVCI is terminated after a change in control of EVCI during the term of the agreement. A change of control means any of the following:

               o any person becomes the beneficial owner of 25% or more of our voting securities; or

               o during any consecutive three years, EVCI's directors at the beginning of such three year period and any new director whose election was approved by at least 662/3% of the directors, cease to constitute a majority of the Board; or

               o our stockholders approve a merger or consolidation other than one where our outstanding voting securities before the transaction constitute 50% or more of the outstanding securities of the entity surviving the transaction or where a recapitalization is effected in which no person acquires 25% or more of EVCI's voting securities; or

               o our stockholders approve a total liquidation of EVCI or sale of all or substantially all of EVCI's assets.

     The agreement expires September 30, 2001, but is subject to automatic extension to December 31, 2001, and, thereafter, for successive one-year terms, unless otherwise terminated by either party. The agreement requires severance payments to Dr. Buntzman of 2.99 times the sum of his base salary and the highest annual bonus, if any, paid to him during the three previous years and the continuation of his medical and dental insurance benefits. The agreement requires these payments to be made in equal installments over a 36-month period and for the insurance benefits to continue for 36 months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 9, 2001, the beneficial ownership of common stock by each person (or group of affiliated persons) known by EVCI to own beneficially more than 5% of the outstanding shares of common stock, each director and executive officer of EVCI, and all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


                                                              SHARES OF
                                                             COMMON STOCK            PERCENTAGE OF
NAME OF BENEFICIAL OWNER*                                  BENEFICIALLY OWNED         TOTAL SHARES
---------------------------------------------------------------------------------------------------
Dr. Arol I. Buntzman                                           965,754 (1)                21.3
Dr. John J. McGrath                                            200,146 (2)                 4.4
Richard Goldenberg (3)                                          66,627                     1.5
Tayside Trading Ltd. (4)                                       417,705 (5)                 9.0
  125/5 Sanhedria Murchevet, Jerusalem, Israel
DEWI Investments Limited (6)                                   507,334                    11.3
  37 Bar Ilan Street, Jerusalem, Israel
B&H Investments Ltd (7)                                        239,409 (8)                 4.2
  50 Town Range, Gibraltar
Amananth Trading LLC                                           493,669 (9)                 9.9
  2 American Lane, Greenwich, CT
Royce N. Flippin, Jr.                                            5,000 (10)                0.1
Arthur H. Goldberg                                             114,000 (11)                2.5
Philip M. Getter                                                38,333 (12)                0.7
All directors and executive officers as a group
(6 persons)                                                  1,120,820 (13)               23.4
----------------------

          *Unless otherwise indicated, the address for each stockholder is c/o Educational Video Conferencing, Inc., 35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710.

(1) Includes 60,000 shares underlying currently exercisable options. Also includes the 200,146 and 66,627 shares beneficially owned, respectively, by Dr. McGrath and Mr. and Mrs. Goldenberg. An agreement between Drs. Buntzman and McGrath gives Dr. Buntzman the right to direct the vote of the shares owned by Dr. McGrath as Dr. Buntzman directs until December 31, 2001. Additionally, Dr. Buntzman has the right to direct the vote of the shares owned by Mr. and Mrs. Goldenberg until December 31, 2001 pursuant to an agreement with them.

(2)       Includes 20,000 shares underlying currently exercisable options.

(3) Includes 7,500 shares underlying currently exercisable options. The remaining shares are owned jointly by Mr. Goldenberg and his wife. Excludes 5,000 shares owned by Mr. Goldenberg's adult children, as to which Mr. and Mrs. Goldenberg disclaim beneficial ownership.

(4)       The ultimate beneficial owner is Mr. Esriel Pines.

(5)       Includes 167,705 shares underlying currently exercisable warrants.

(6)       The ultimate beneficial owner is Mr. Aron Gee.

(7)       The ultimate beneficial owners are Mr. Chaim Segal and Mr. Simcha
          Senerovitch.

(8)       Includes 46,545 shares underlying currently exercisable warrants.

(9) Also owned beneficially by Amaranth Advisors, L.L.C., the managing member of Amaranth Trading, and Nicholas M. Maounis, the managing member of Amaranth Advisors. Includes 45,000 shares owned by Amaranth Securities LLC, an affiliate of Amaranth Trading, and 20,000 shares are owned by Mr. Maounis. The remaining 428,669 shares underlie a portion of the 100,000 shares of Series B preferred and related warrants issued initially to Paloma Strategic Fund L.P. and subsequently transferred to its affiliate, Amaranth Trading. Except for the ownership limitation described below, the 100,000 shares of Series B preferred stock would be convertible into 740,741 shares of common stock, based on the initial conversion price of $13.50 per share, and the related warrants would be exercisable for 555,556 shares of common stock, or the total of 1,296,297 shares. However, the number of shares of common stock into which the shares of Series B preferred and related warrants are convertible and exercisable is limited to the number which would result in Amaranth Trading and its affiliates beneficially owning, together, not more than 9.99% of all the outstanding shares of our common stock. Amaranth Trading and its affiliates expressly disclaim beneficial ownership of any shares of our common stock in excess of this limitation. Amaranth Trading, Amaranth Advisors and Amaranth Securities also disclaim any beneficial ownership of the 20,000 shares owned by Mr. Maounis.

(10)      Shares underlying currently exercisable options.

(11) Includes currently exercisable options and warrants to purchase 79,000 shares.

(12) Includes 3,750 shares owned by Mr. Getter's wife, as to which Mr. Getter disclaims beneficial ownership, 3,333 shares underlying currently exercisable options and 24,000 shares underlying currently exercisable warrants.

(13) Includes [203,833] shares underlying currently exercisable options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2000, EVCI engaged Prime Charter Ltd. to value warrants to purchase 722,223 shares of our common stock issued in September 2000 in the private placement of 130,000 shares of our 7% Series B, Convertible Preferred Stock described below. For this services, we paid Prime Charter $75,000 plus accountable expenses not exceeding $500. Philip M. Getter, who is a Class 1 director and nominee, was a managing director and head of corporate finance of Prime Charter when we received and paid for this valuation. Effective January 1, 2001, Mr. Getter became a consultant to EVCI, on a month to month basis, and is being paid $10,000 per month by us for his services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS. The following exhibits are filed as part of this report:

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
                           McGrath, dated March 1, 2000.

      10.18[8] --          Letter Agreement between Excite @Home Network and the
                           Registrant, dated July 26, 1999.

     +10.19(a)[8] --       Agreement, dated August 26, 1999, between We Media,
                           Inc. and the Registrant.

     +10.19(b)[8] --       Agreement, dated September 22, 1999, between We
                           Media, Inc. and the Registrant.

     +10.20[8]    --       Co-Marketing Agreement, dated September 1, 1999,
                           between the Registrant and Bell Atlantic Network
                           Services, Inc.

     +10.21[8]    --       Agreement, dated September 1, 1999, between the
                           Registrant and Touro College and Touro University
                           College and Touro University International.

     +10.22[8]    --       Agreement, between the Registrant and St. John's
                           University for the Offering of Interactive Video
                           Conferenced and Internet-Based Courses, dated
                           September 24, 1999.

      10.23[9]    --       Stock Purchase Agreement, dated January 14, 2000,
                           among Bruce R. Kalisch, Interboro Holding, Inc. and
                           Interboro Institute, Inc.

     +10.24[12]   --       Agreement between the Registrant and Golden Gate
                           University for the Offering of Interactive video conference courses, dated March 3, 2000.

      10.25[12]   --       Educational Provider/Co-Marketing Agreement between
                           the Registrant and Computer Generated Solutions, Inc.
                           dated January 13, 2000.

     +10.26[14]   --      Agreement, dated April 27, 2000, between the
                           Registrant and Telecommunications Research Associates for the Offering of Interactive Video Conferenced Courses

      10.27[13]   --       Summary of Transaction Terms between edcor and the
                           Registrant, dated January 3, 2000.

      10.28[13]   --       Agreement, dated January 25, 2000, between the
                           Registrant and Clemson University for the Offering of Non-Credit Interactive Video Conferenced Courses.

      10.29[15]   --       Form of Series B Stock Purchase Agreement.

      10.30[15]   --       Amended and Restated Registration Rights Agreements,
                           dated September 27, 2000, among Paloma Strategic Fund
                           L.P. ("Paloma"), Seneca Capital International, Ltd.
                           ("Seneca Ltd."), Seneca Capital, L.P. ("Seneca
                           L.P."), Merced Partners Limited Partnership
                           ("Merced") , Lakeshore International, Ltd.
                           ("Lakeshore") and the Registrant.

      10.31[15]   --       Amended and Restated Co-Sale Agreement, dated
                           September 29, 2000, among Dr. Arol I. Buntzman, the
                           Registrant, Paloma, Seneca Ltd., Seneca L.P., Merced and Lakeshore.

      10.32[16]   --       Agreement, dated August 31, 2000, between the
                           Registrant and YAI National Institute for People with
                           Disabilities.

     +10.33[16]   --       IP Services and Dedicated Access Agreement, dated
                           September 15, 2000, between At Home Corporation, through its @Work division, and the Registrant.

      23.1        --       Consent of Goldstein Golub Kessler LLP.

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

[15] Incorporated by reference to the Registrant's Form 8-K dated September 22,
     2000.

[16] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

(b) REPORTS ON FORM 8-K. During the fourth quarter of 2000, EVCI filed a Form 8-K report, dated September 22, 2000, covering Items 2 and 7.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EDUCATIONAL VIDEO CONFERENCING, INC.


Date: April 30, 2001                  By: /s/ Dr. Arol I. Buntzman
                                          ---------------------------------
                                           Dr. Arol I. Buntzman
                                           Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                           DATE
---------                                                           ----

/s/ Dr. Arol I. Buntzman                                        April 30, 2001
-----------------------------------------------
Dr. Arol I. Buntzman
Chairman and Chief Executive Officer

/s/ Dr. John J. McGrath                                         April 30, 2001
-----------------------------------------------
Dr. John J. McGrath
President and Director

/s/ Richard Goldenberg                                          April 30, 2001
-----------------------------------------------
Richard Goldenberg
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

                                                                April   , 2001
-----------------------------------------------
Royce N. Flippin, Jr.
Director

/s/ Philip M. Getter                                            April 30, 2001
-----------------------------------------------
Philip M. Getter
Director

                                                                April   , 2001
-----------------------------------------------
Arthur H. Goldberg
Director

              EDUCATIONAL VIDEO CONFERENCING, INC.AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITOR'S REPORT                                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 2000 and 1999                                  F-3
Statement of Operations for the Years Ended December 31, 2000 and 1999          F-4
Statement of Stockholders' Equity for the Years Ended December 31, 2000
  and 1999                                                                      F-5
Statement of Cash Flows for the Years Ended December 31, 2000 and 1999          F-6
Notes to Consolidated Financial Statements                                      F-7 -- F-20

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



/s/
GOLDSTEIN GOLUB KESSLER LLP
New York, New York


January 19, 2001

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                              2000          1999
-----------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                              $ 6,332,934   $ 6,925,823
Student accounts receivable, less allowance for doubtful accounts of
  $250,000 and $75,000, respectively                                     1,482,001       461,234
Accounts receivable, other                                                 304,634          --
Prepaid expenses and other current assets                                   11,510       138,583
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     8,131,079     7,525,640

Property and Equipment - net                                             5,013,003     2,916,091

Intangible Assets                                                        1,349,588          --

License Agreement                                                          212,500       200,000

Deferred Income Tax Asset, net of valuation allowance of $1,581,000
 and $865,000, respectively                                                   --            --

Equity and Other Investments                                                  --         240,533

Other Assets                                                                45,081        15,246
-----------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                      $14,751,251   $10,897,510
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                  $   793,466   $   524,539
Accrued purchase price payable for Interboro Institute                     673,376          --
Current portion of capital lease obligation                                 18,107        15,717
-----------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                           1,484,949       540,256
Capital Lease Obligation, net of current portion                            27,937        46,034
-----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                   1,512,886       586,290
-----------------------------------------------------------------------------------------------------
Series B 7% Convertible Preferred Stock - $100 stated value;
 issued and outstanding 130,000 shares                                  12,342,266          --
-----------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock - $.0001 par value; authorized
   1,000,000 shares, including 200,000 shares designated Series B           --              --
  Common stock - $.0001 par value; authorized 20,000,000
   shares, issued and outstanding 4,492,961 shares and
   4,347,243 shares,  respectively                                           450             435
  Additional paid-in capital                                          22,370,380      19,889,224
  Accumulated deficit                                                (21,474,731)     (9,578,439)
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                     896,099      10,311,220
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 14,751,251    $ 10,897,510
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
=========================================================================================================================

                                                                               PREFERRED STOCK
                                                                             SERIES A (CONTINUED)

                                                                 ADDITIONAL
                                                                   PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                                                   CAPITAL          DEFICIT         EQUITY
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    $  6,064,920    $ (3,450,560)   $  2,614,661

Issuance of common stock in connection with
  initial public offering                                         13,398,771            --        13,398,905

Issuance of common stock purchase warrants and
  stock options for services                                         425,533            --           425,533

Net loss                                                                --        (6,127,879)     (6,127,879)
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                      19,889,224      (9,578,439)     10,311,220

Issuance of preferred stock Series A                                (480,463)           --         3,519,537

Beneficial conversion feature of Series A                            705,882            --              --

Allocated value of warrants issued with Series A                     378,918            --              --

Amortization of warrants and beneficial conversion                      --        (1,144,594)        (59,794)
feature

Conversion of Series A preferred stock into                        1,199,990            --              --
common stock

Redemption of Series A preferred stock                                  --          (420,000)     (3,220,000)

Exercise of warrants and stock options                               108,473            --           108,476

Allocated value of warrants issued with Series B                     400,000            --           400,000

Dividends paid in common stock                                       191,456        (191,458)           --

Issuance of common stock purchase warrants and stock
options for services                                                  56,000            --            56,000

Expenses incurred in connection with the issuance of stock           (79,100)           --           (79,100)

Net loss                                                                --       (10,140,240)    (10,140,240)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                    $ 22,370,380    $(21,474,731)   $    896,099
======================================================================================================================

                See Notes to Consolidated Financial Statements.

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                                    2000              1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                               $(10,140,240)   $ (6,127,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                              1,060,171         458,410
Amortization of intangibles                                                                 153,695            --
Allowance for doubtful accounts                                                             125,000          40,000
Amortization of license agreement                                                            37,500            --
Common stock options and warrants issued for services                                        56,000         425,533
Loss from equity method investment                                                           95,283          54,717
Gain on equity investment                                                                   (50,000)           --
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                          (981,874)       (274,458)
  Increase in licensing agreement                                                           (50,000)       (200,000)
  Decrease in inventory                                                                      97,152            --
  Decrease (increase) in prepaid expenses and other current assets                          315,816         (57,737)
  Increase in other assets                                                                  (29,835)         (7,414)
  Decrease in accounts payable and accrued expenses                                      (1,505,013)       (396,104)
  Accrued purchase price payable on Interboro Institute                                     673,376            --
----------------------------------------------------------------------------------------------------------------------
     NET CASH USED IN OPERATING ACTIVITIES                                              (10,142,969)     (6,084,932)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of Interboro Institute, Inc., net of cash acquired                                (632,318)           --
Purchases of property and equipment                                                      (2,963,275)     (1,896,013)
Proceeds from sale of equity investment                                                     150,000            --
Net payments for equity and other investments                                                  --          (295,250)
----------------------------------------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                               (3,445,593)     (2,191,263)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from issuance of common stock                                                  108,473      13,398,905
Deferred offering costs                                                                        --           900,000
Principal payments on capital lease obligation                                              (15,707)        (11,587)
Net proceeds from issuance of preferred stock Series A                                    3,519,535            --
Redemption of preferred stock Series A                                                   (3,220,000)           --
Net proceeds from issuance of preferred stock Series B                                   12,682,472            --
Expenses incurred in connection with the issuance of preferred
 stock Series B                                                                             (79,100)           --
----------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           12,995,673      14,287,318
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (592,889)      6,011,123

Cash and cash equivalents at beginning of year                                            6,925,823         914,700
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                  6,332,934    $  6,925,823
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                                                      8,439    $      5,519
======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Conversion of Series A to common stock                                               $    120,000            --
  Issuance of common stock in lieu of dividends on Series A preferred stock                 191,458            --
  Capital lease obligations incurred                                                           --      $     73,338
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

                       The Series B preferred stock is initially convertible into shares of common stock at $13.50 per share, the average closing bid price of the common stock for 20 trading days prior to September 22, 2000. The Series B preferred stockholders can require the Company to redeem their preferred shares upon the occurence of certain matters as defined in the agreement.

                       The board of directors of EVCI has not yet approved dividends of $246,055 as of December 31, 2000 on this Series B preferred stock.

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
                           for the Offering of Interactive Video Conferenced and Computer Courses, dated March 10,1998.

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
                           Arol I Buntzman, dated October 1, 1998.

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
                           Registrant, dated July 26, 1999.

     +10.19(a)[8] --       Agreement, dated August 26, 1999, between We Media,
                           Inc. and the Registrant.

     +10.19(b)[8] --       Agreement, dated September 22, 1999, between We
                           Media, Inc. and the Registrant.

     +10.20[8]    --       Co-Marketing Agreement, dated September 1, 1999,
                           between the Registrant and Bell Atlantic Network
                           Services, Inc.

     +10.21[8]    --       Agreement, dated September 1, 1999, between the
                           Registrant and Touro College and Touro University
                           College and Touro University International.

     +10.22[8]    --       Agreement, between the Registrant and St. John's
                           University for the Offering of Interactive Video
                           Conferenced and Internet-Based Courses, dated
                           September 24, 1999.

      10.23[9]    --       Stock Purchase Agreement, dated January 14, 2000,
                           among Bruce R. Kalisch, Interboro Holding, Inc. and
                           Interboro Institute, Inc.

     +10.24[12]   --       Agreement between the Registrant and Golden Gate
                           University for the Offering of Interactive video conference courses, dated March 3, 2000.

      10.25[12]   --       Educational Provider/Co-Marketing Agreement between
                           the Registrant and Computer Generated Solutions, Inc.
                           dated January 13, 2000.

     +10.26[14]   --       Agreement, dated April 27, 2000, between the
                           Registrant and Telecommunications Research Associates for the Offering of Interactive Video Conferenced
                           Courses

      10.27[13]   --       Summary of Transaction Terms between edcor and the
                           Registrant, dated January 3, 2000.

      10.28[13]   --       Agreement, dated January 25, 2000, between the
                           Registrant and Clemson University for the Offering of Non-Credit Interactive Video Conferenced Courses.

      10.29[15]   --       Form of Series B Stock Purchase Agreement.

      10.30[15]   --       Amended and Restated Registration Rights Agreements,
                           dated September 27, 2000, among Paloma Strategic Fund
                           L.P. ("Paloma"), Seneca Capital International, Ltd.
                           ("Seneca Ltd."), Seneca Capital, L.P. ("Seneca
                           L.P."), Merced Partners Limited Partnership
                           ("Merced") , Lakeshore International, Ltd.
                           ("Lakeshore") and the Registrant.

      10.31[15]   --       Amended and Restated Co-Sale Agreement, dated
                           September 29, 2000, among Dr. Arol I. Buntzman, the
                           Registrant, Paloma, Seneca Ltd., Seneca L.P., Merced and Lakeshore.

      10.32[16]   --       Agreement, dated August 31, 2000, between the
                           Registrant and YAI National Institute for People with
                           Disabilities.

     +10.33[16]   --       IP Services and Dedicated Access Agreement, dated
                           September 15, 2000, between At Home Corporation, through its @Work division, and the Registrant.

      23.1        --       Consent of Goldstein Golub Kessler LLP

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

[15] Incorporated by reference to the Registrant's Form 8-K dated September 22,
     2000.

[16] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.