Form 10QSB
period 2001-03-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2001-05-11
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

               35 East Grassy Sprain Road, Yonkers, New York 10710
                    (Address of principal executive offices)

                                 (914) 787-3500
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,492,961 shares of Common Stock as of May 1, 2001.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                    PAGE

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2001 (unaudited) and as of
December 31, 2000 (audited) ......................................................   3

Consolidated Statement of Operations (unaudited) for the three month periods
ended March 31, 2001 and March 31, 2000 ..........................................   4

Consolidated Statement of Cash Flows (unaudited) for the three month periods
ended March 31, 2001 and March 31, 2000 ..........................................   5

Notes to Consolidated Financial Statements .......................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

First quarter developments .......................................................   8

Comparison of three month periods ended
March 31, 2001 and March 31, 2000 ................................................   9

Liquidity and capital resources ..................................................  10

Forward-looking statements and risk factors.......................................  10


                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K .........................................  11

Signatures........................................................................  12


              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                   MARCH 31, 2001    DECEMBER 31, 2000
                                                                                   --------------    -----------------
                                                                                      (unaudited)      (audited)
                                     ASSETS

Current assets:
         Cash and cash equivalents .............................................   $  4,431,192   $   6,332,934

         Accounts receivable, net of allowance for doubtful accounts
         of $250,000 ...........................................................      1,570,945       1,482,001

         Accounts receivable other .............................................           --           304,634

         Prepaid expenses and other current assets                                      189,238          11,510
                                                                                     ----------      ----------
Total current assets............................................................      6,191,375       8,131,079
                                                                                     ----------      ----------

Property and equipment, net ....................................................      5,069,800       5,013,003
                                                                                     ----------      ----------
Deferred income tax asset, net of valuation allowance of $1,806,000.............           --              --
License agreement ..............................................................        200,000         212,500
Intangible Assets ..............................................................      1,582,647       1,349,588
Other assets ...................................................................        142,904          45,081
                                                                                     ----------      ----------
Total assets ...................................................................     13,186,726      14,751,251
                                                                                     ==========      ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued expenses......................................        576,328         793,466
     Accrued purchase price payable for Interboro...............................        162,000         673,376
Current maturities of capitalized lease obligations.............................         18,107          18,107
                                                                                     ----------      ----------
Total current liabilities ......................................................        756,435       1,484,949
Accrued purchase price payable for Interboro, net of current portion............        789,994            --
Capitalized lease obligations, net of current maturities .......................         24,815          27,937
                                                                                     ----------      ----------
Total liabilities ..............................................................      1,571,244       1,512,886
                                                                                     ----------      ----------


Series B 7% Convertible Preferred Stock-$100 stated value; 130,000
shares issued and outstanding ..................................................     12,402,060      12,342,266

Stockholders' equity (deficiency):
     Preferred stock - $.0001 par value; authorized 1,000,000 shares,
       including 200,000 shares of designated Series B..........................           --              --
     Common stock - $.0001 par value; authorized 20,000,000 shares, issued
       and outstanding 4,492,961 shares ........................................            450             450
     Additional paid-in capital ................................................     22,370,380      22,370,380
     Accumulated deficit .......................................................    (23,157,408)    (21,474,731)
                                                                                     ----------      ----------
Stockholders'equity (deficiency) ...............................................       (786,578)        896,099
                                                                                     ----------      ----------
Total liabilities and stockholders' equity (deficiency) ........................   $ 13,186,726    $ 14,751,251
                                                                                     ==========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                              ------------------
                                                                                      MARCH 31, 2001       MARCH 31, 2000
                                                                                      --------------       --------------
Net revenue....................................................................       $2,515,521           $2,215,614
Other Income...................................................................           13,310               25,277
                                                                                       ---------            ---------

Total revenue...................................................................       2,528,831            2,240,891

             Cost of sales......................................................         754,637              529,131
             Selling, general and administrative ...............................       3,401,169            3,433,885
                                                                                       ---------            ---------
Total operating expenses........................................................       4,155,806            3,963,016
                                                                                       ---------            ---------
Loss from operations............................................................      (1,626,975)          (1,722,125)

Other income (expense):
Interest expense................................................................          (1,150)                --
Interest  income ...............................................................          68,242                84,247
                                                                                       ---------            ----------
Loss before provision for income taxes .........................................      (1,559,883)           (1,637,878)
Provision for income taxes .....................................................          63,000                  --
                                                                                       ---------
Net loss........................................................................      (1,622,883)           (1,637,878)
                                                                                       ---------            ----------

Beneficial conversion feature of preferred stock-Series A......................             --                (176,471)
Accreted value of warrants-Series A............................................             --                 (21,051)
Accreted value of warrants and transaction costs-Series  B ....................          (59,794)                 --
Dividends on preferred stock-Series A .........................................             --                 (50,000)
                                                                                                            ----------
Undeclared dividends on preferred stock Series B ..............................       $ (224,383)

Net loss available to common stockholders......................................       (1,907,058)           (1,885,400)
                                                                                       =========            ==========

Basic and diluted loss per common share........................................       $    (0.42)               $(0.43)
                                                                                       =========            ==========

Weighted average number of common shares outstanding ..........................        4,492,961            4,347,243
                                                                                       =========            ==========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                 MARCH 31, 2001   MARCH 31, 2000
                                                                                 --------------   --------------
Cash flows from operating activities:
Net loss ......................................................................   $(1,622,883)   $(1,637,878)
Adjustments to reconcile net loss to net cash used
     in operating activities:
       Amortization of intangibles ............................................        46,647         30,000
       Amortization of licensing agreement ....................................        12,500           --
       Depreciation ...........................................................       327,121        220,170
       Allowance for doubtful accounts ........................................                        5,000
       Loss from equity method investment .....................................                       25,250
Changes in operating assets and liabilities, net of effects in the acquisition of Interboro Institute, Inc in 2000:
       Increase in accounts receivable ........................................       215,690       (737,676)
       (Increase)/decrease in prepaid expense .................................      (177,728)       139,443
       Decrease in inventory ..................................................                        8,156
       Decrease in other assets ...............................................       (97,823)
       Decrease in accounts payable and accrued expenses ......................      (217,138)    (1,857,889)
                                                                                                 -----------
       Accrued purchase price on Interboro Institute ..........................       278,618
                                                                                  -----------
Net cash used in operating activities .........................................    (1,234,996)    (3,805,424)
                                                                                  -----------    -----------
Cash flows used in investing activities:
       Purchase of Interboro Institute, Inc. net of cash required .............      (279,706)        39,535
       Net payments for other investments .....................................       (50,000)
       Purchase of equipment ..................................................      (383,918)    (1,110,397)
                                                                                  -----------    -----------
Net cash used in investing activities .........................................      (663,624)    (1,120,862)
                                                                                  -----------    -----------
Cash flows from financing activities:
       Principal payments under capital lease obligations .....................        (3,122)        (4,427)
       Net proceeds from issuance of preferred stock ..........................          --        3,730,000
                                                                                  -----------    -----------
Net cash provided by financing activities .....................................        (3,122)     3,725,573
                                                                                  -----------    -----------
Net decrease in cash and cash equivalent ......................................    (1,901,742)    (1,200,713)
Cash and cash equivalents at beginning of period ..............................     6,332,934      6,925,823
                                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................................   $ 4,431,192    $ 5,725,110
                                                                                  ===========    ===========
Supplemental schedule of cash flow information Cash paid during the period for:
         Interest .............................................................   $     1,150
         Taxes ................................................................   $    63,158


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Educational Video Conferencing, Inc. ("EVCI") and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro") and Interboro Holding, Inc. References to "we," "our," and "us" mean EVCI and its subsidiaries unless the context requires otherwise. All significant intercompany balances and transactions have been eliminated.

We have two business segments. Through EVCI, we aggregate educational and training content provided by others and deliver it, to remote locations, synchronously using interactive video conferencing technologies, and asynchronously using narrow band connections to the Internet. These technologies include our broadband network design and enabling technology that facilitates high quality multi-point broadband video conferencing over the Internet or private ATM networks. We also provide on campus education and training, currently through Interboro, a two-year college located in New York City. Our campus education segment provided approximately 87% of our revenues for 2000 and 94% of our revenues for the first quarter of 2001. In the first quarter of 2001, we decided to place greater emphasis on growing this segment of our business through internal expansion and acquisition.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 2000.

Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2000 and for the year then ended, and the notes thereto, in our 10-KSB/A for the year ended December 31, 2000.

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

NOTE 3- REVENUE RECOGNITION

We recognize income ratably over the semester in which courses are given and as services are performed. Unearned revenue from advance student billings is netted against accounts receivable for financial statement reporting. For the most recent semester beginning in January through March 2001, advance billings amounted to $243,763, which is to be recognized as revenue during the 2nd quarter of 2001.

NOTE 4 - PREFERRED STOCK

On September 22, 2000, we designated 200,000 shares of our authorized preferred stock as Series B 7% Convertible Preferred Stock. Between September 22 and September 30, 2000, we received gross proceeds of $13,000,000 from the issuance of 130,000 shares of our Series B preferred stock and three year warrants to purchase 722,223 shares of our common stock at $20.25 per share. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 will be recognized as a deemed dividend to the preferred stockholders over three years. A portion of the net proceeds from the sale of the Series B preferred was used to redeem our Series A preferred stock.

Our board of directors did not declare the December 31 dividend of $246,055, on our series B preferred stock, and does not expect to declare any Series B preferred dividends for the foreseeable future. Cumulative dividends are payable upon conversion of Series B preferred, subject to applicable law.

The Series B preferred stock is initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for 20 trading days prior to September 22, 2000. The Series B preferred stockholders can require us to redeem their preferred shares upon the occurrence of certain matters as defined in the agreement. For more information regarding our Series B preferred stock and related warrants, reference is made to our 8-K filed October 6, 2000.

NOTE 5 - INCOME TAXES

No provision for federal income taxes has been made for all periods presented since, we have net operating losses. These net operating losses have resulted in a deferred tax asset of approximately $1,806,000 at March 31, 2001. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a full valuation allowance. The provision for taxes consists of state and city taxes for Interboro.


NOTE 6 - SEGMENT REPORTING

We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." We have two operating segments:

     o aggregation of educational and training content and video conferencing technology and content delivery services
     o  on campus education and training

Reportable segment data were as follows:
For the three month periods ended March 31, 2001 and 2000


                                                                                        2001                  2000
                                                                                        ----                  ----
Net revenue:
     Campus education ..........................................................     $2,345,998            $1,915,092
     Content and video conferencing ............................................        169,523               300,522
                                                                                      ---------             ---------
         Total operating revenue ...............................................      2,515,521             2,215,614
                                                                                      =========             =========
Operating net income (loss):
     Campus education ..........................................................        477,125               522,492
     Content and video conferencing ............................................     (2,037,168)           (2,160,370)
                                                                                      ---------             ---------
         Total operating net loss ..............................................     (1,559,883)           (1,637,878)
                                                                                      =========             =========
Assets:
     Campus education ..........................................................      2,347,805               969,252
     Content and video conferencing ............................................     10,838,922            12,037,004
                                                                                     ----------            ----------
         Total assets ..........................................................     13,186,727           $13,006,256
                                                                                     ==========            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 2000 included in our 10-KSB/A for the year ended December 31, 2000 and in conjunction with the financial statements and notes thereto for the three months ended March 31, 2001 and 2000 included in Item 1 of this report.

FIRST QUARTER DEVELOPMENTS

During the first quarter of 2001, our activities included the following:

     o  We implemented programs to substantially reduce our expenses.

     o We began placing significantly greater emphasis on growing our campus education business:

        o Interboro prepared to open its first satellite campus, in Flushing, New York, with a capacity for approximately 500 full-time students.

        o Interboro filed applications for approval to offer degrees in computer networking and programming. We worked to close agreements to acquire control of IBS International Business Schools Inc. one of Canada's largest operators and franchisors of post-secondary business career schools. However, the agreements terminated prior to closing. We are now working on a potential restructuring of this transaction.

     o We refined and improved our technology's ability to enable the transmission of high quality, multi-point broadband video conferencing over the Internet. This significantly ameliorates the "last mile" connection problems we have had because our corporate customers no longer need to obtain ATM dedicated lines. Instead, they can use standard T-1 connections to the Internet. T-1's are easier to obtain and less expensive than dedicated ATM lines and there is currently a significant amount of excess bandwidth on the Internet backbone that service providers are eager to provide.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 (FIRST QUARTER OF 2001) TO THE THREE MONTHS ENDED MARCH 31, 2000 (FIRST QUARTER OF 2000)

Net revenues for the first quarter 2001 increased 14% to $2,515,521 from $2,215,614 for the first quarter 2000. Interboro student course registration's increased to approximately 3,500 from 3000 in the first quarter of 2000, resulting in additional revenue of approximately $431,000. Our distance learning student course registrations decreased from approximately 900 in the first quarter of 2000 to 342, a revenue decrease of $192,000. The decline in EVCI student course registration resulted from less demand by our corporate customers, staff reductions we implemented and our decision to curtail our outreach program business because of insufficient margins. We intend to pursue more corporate distance learning business by offering our Internet technology and delivery capabilities.

Other income decreased to $13,310 for the first quarter of 2001 from $25,277 for the first quarter of 2000. This decrease relates to the outsourcing of textbook sales by Interboro.

Interest income decreased to $68,242 for first quarter of 2001 from $ 84,427 for the first quarter of 2000 because more of the proceeds from our financings were used to fund our operations.

Cost of sales increased by 43% to $754,637 for the first quarter of 2001 from $529,131 for the first quarter of 2000 due primarily to an increase of approximately $147,000 for additional personnel and wages increases of Interboro's professors, adjunct professors, recruiters, and a full time librarian, as well as a write-off of textbooks of approximately $61,000 due to the outsourcing of textbook sales buy Interboro.

Salaries and benefits increased by 7% to $1,860,125 for the first quarter of 2001 from $1,744,886 for the first quarter of 2000. Payroll and benefit costs at Interboro increased by approximately $163,000 and payroll and benefit costs at EVCI decreased by approximately $46,000. Staff decreased for the first quarter of 2001 to 106 from 133. The net decrease of 27 consists of 36 at EVCI (12 recruiting, 15 in sales, 7 in operations and 2 in general office) after giving effect to an increase, since the end of the first quarter of 2000, of 9 administrative personnel at Interboro, including a new president. The full benefit of first quarter EVCI staff reductions will be approximately 650,000 in the second quarter of 2001.

Marketing, brochures and student registrations costs decreased to $174,376 for the first quarter of 2001 from $370,611for the first quarter of 2000. The decrease of approximately $196,000 resulted from reducing advertising and marketing costs by approximately $165,000 and costs of outside agents and brokers by approximately 67,000, all at EVCI. This decrease was offset by an increase of approximately $36,000 in advertising Interboro programs.

Professional fees increased to $196,334 for the first quarter of 2001 from $191,774 for the first quarter of 2000. These costs relate primarily to the legal and accounting fees resulting mostly from compliance with SEC disclosure requirements and for general corporate services.

Depreciation and amortization increased to $386,268 for the first quarter of 2001 from $250,171 for the first quarter of 2000. The increase relates to purchases of videoconferencing and other equipment acquired during the last two quarters of 2000 and the goodwill amortization related to the contingent purchase price of Interboro.

Other expenses decreased to $783,907 for the first quarter of 2001 from $861,443 for the first quarter of 2000. The net decrease of approximately $114,000 was primarily due to decreased computer, printing, postage, investor relations, supplies and telephones which were offset by increase of increases in rent, postage, insurance, travel and office expenses that were incurred to support EVCI. Interboro had an increase of approximately $37,000, relating to rent, telephone and other expenses required to support Interboro's growth.

LIQUIDITY AND CAPITAL RESOURCES

     EQUIPMENT. Capital expenditures for the first quarter of 2001 were $383,918 compared to $1,110,397 for the first quarter of 2000. Most of the equipment required for our hubs was purchased in 2000. The funds spent in the first quarter of 2001 were necessary for deployment of our broadband network technology.

     CASH FLOW. We anticipate, based on current plans and assumptions relating to our current operations, that cash flow from operations and the proceeds from our recent Series B preferred stock offering will be sufficient to satisfy our cash requirements at least until December 31, 2001. In addition to significant reductions in staff and other cost reductions made in the first quarter of 2001, we are working to reduce other expenses that do not adversely impact our business prospects. If, we are underestimating the cash requirements of our current level of operations we may require additional debt or equity financing before year end. There can be no assurance that any required debt or equity financing will be available on acceptable terms.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This Form 10-QSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "believes," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

     o if we cannot generate significantly more revenues to offset our continuing losses, we may not to be able to achieve profitability;

     o our continued negative cash flow could materially impede our ability to operate;

     o our success may depend on our ability to obtain substantial additional financing in order to operate and grow;

     o exploitation of our broadband network technology may not result in any significant revenues or profits;

     o our broadband network technology may not provide a short or long term competitive advantage;

     o our greater emphasis on our campus education may not increase our revenues substantially;

     o our plans to grow our campus education segment by acquisition may not succeed;

     o our common stock will be adversely affected if it is delisted from The Nasdaq SmallCap Market;

     o we need to substantially increase enrollment by employees of large corporate customers for our distance learning services to become profitable;

     o changes in training and education policies of our corporate customers could quickly and materially decrease our existing and potential student enrollment and, therefore, our revenue;

     o demand for our content delivery services may not increase rapidly because training and education via live interactive video conferencing does not become widely accepted;

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

     o if we are able to acquire any other campus schools, similar to Interboro, compliance with extensive regulations governing their operations will be required; and

     o the other specific risk factors included in our filings with the SEC, including our most current Form 10-KSB/A

Should any of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. We undertake no obligation to update forward-looking statements.


                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) No reports on Form 8-K were filed by us during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 11, 2001



                                    EDUCATIONAL VIDEO CONFERENCING, INC.


                                     By:   /s/  Richard Goldenberg
                                           -----------------------------------
                                           Richard Goldenberg
                                           Chief Financial Officer (Principal)