Form 10QSB
period 2001-06-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 2001-08-20
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 1-14827

                      EDUCATIONAL VIDEO CONFERENCING, INC.
           (Exact name of small business as specified in its charter)

             Delaware                                  06-1488212
   (State of other jurisdiction            (IRS Employer Identification Number)
   of incorporation or organization)

               35 East Grassy Sprain Road, Yonkers, New York 10710
                    (Address of principal executive offices)
                                 (914) 787-3500
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,492,961 shares of Common Stock as of August 1, 2001.

                                Table of Contents
                                     Part I
                              Financial Information

Item 1. Financial Statements                                                  Page

Consolidated Balance Sheet as of June 30, 2001 (unaudited), Pro Forma as of
June 30, 2001 (unaudited) and as of December 31, 2000 (audited).................3

Consolidated Statement of Operations for the three and six month periods ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)...................4

Consolidated Statement of Cash Flows for the six month periods ended
June 30, 2001 (unaudited) and June 30, 2000 (unaudited).........................5

Notes to Consolidated Financial Statements......................................6

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations

Second Quarter Developments.....................................................9

Comparison of the Three Month Periods Ended
June 30, 2001 and June 30, 2000.................................................10

Comparison of the Six Month Periods Ended
June 30, 2001 and June 30, 2000.................................................11

Liquidity and Capital Resources.................................................12

Forward-Looking Statements and Risk Factors.....................................12



                                     Part II

                                Other Information

Item 4. Submission of Matters to a Vote of Security Holders.....................14

Item 5. Other Information.......................................................15

Item 6. Exhibits and Reports on form 8-K........................................15

Signatures......................................................................16


             EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                                    Pro Forma
                                                                                 June 30, 2001    June 30, 2001  December 31, 2000
                                                                                 -------------    -------------  -----------------
                                     Assets                                        (unaudited)      (unaudited)     (audited)
                                                                                                     See Item 5
Current assets:
     Cash and cash equivalents ...............................................   $  2,274,479    $  2,274,479    $  6,332,934
     Accounts receivable, net of allowance for doubtful
       accounts of $250,000 ..................................................      3,152,675       3,152,675       1,482,001
     Notes Receivable, ICTS, Inc. ............................................        150,000         150,000              --
     Accounts receivable other ...............................................        155,472         155,472         304,634
     Prepaid expenses and other current assets ...............................         10,000          10,000          11,510
                                                                                 ------------    ------------    ------------
Total current assets .........................................................      5,742,626       5,742,626       8,131,079
                                                                                 ------------    ------------    ------------
Property and equipment, net ..................................................      4,919,395       4,919,395       5,013,003
                                                                                 ------------    ------------    ------------
Deferred income tax asset, net of valuation allowance of $1,806,000 ..........             --              --              --
License agreement, net .......................................................        187,500         187,500         212,500
Intangible Assets ............................................................      1,531,042       1,531,042       1,349,588
Other assets .................................................................        197,772         197,772          45,081
                                                                                 ------------    ------------    ------------
Total assets .................................................................   $ 12,578,335    $ 12,578,335    $ 14,751,251
                                                                                 ============    ============    ============
                Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Accounts payable and accrued expenses ...................................        731,997         731,997         793,466
     Deferred revenue ........................................................      1,003,720       1,003,720              --
     Accrued purchase price payable for Interboro ............................        209,000         209,000         673,376
     Current maturities of capitalized lease obligations .....................         18,107          18,107          18,107
                                                                                 ------------    ------------    ------------
Total current liabilities ....................................................      1,962,824       1,962,824       1,484,949
     Accrued purchase price payable for Interboro, net of current portion ....        742,994         742,994              --
     Capitalized lease obligations, net of current maturities ................         18,819          18,819          27,937
     Note payable ............................................................             --         646,458              --
                                                                                 ------------    ------------    ------------
Total liabilities ............................................................      2,724,637       3,371,095       1,512,886
Series B 7% Convertible Preferred Stock -- $100 stated value;
130,000 shares issued and outstanding ........................................     12,461,854              --      12,342,266
Stockholders' equity (deficiency):
         Preferred stock - $.0001 par value; authorized 1,000,000 shares,
           including 200,000 shares of designated Series B ...................             --              --              --
         Series B 7% Convertible Preferred Stock -- $100 stated value;
           130,000 shares issued and outstanding .............................             --      12,461,854              --
         Common stock - $.0001 par value; authorized 20,000,000 shares, issued
           and outstanding 4,492,961 shares ..................................            450             450             450
         Additional paid-in capital ..........................................     22,370,380      22,370,380      22,370,380
         Accumulated deficit .................................................    (24,978,986)    (25,625,444)    (21,474,731)
                                                                                 ------------    ------------    ------------
Stockholders' equity (deficiency) ............................................     (2,608,156)      9,207,240         896,099
                                                                                 ------------    ------------    ------------
Total liabilities and stockholders' equity (deficiency) ......................   $ 12,578,335    $ 12,578,335    $ 14,751,251
                                                                                 ============    ============    ============

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                 Three months ended             Six months ended
                                                                 ------------------             ----------------
                                                            June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                                                            -------------  -------------  -------------  -------------
Net revenue .............................................   $ 2,154,999    $ 1,885,296    $ 4,670,520    $ 4,100,910
Other income ............................................        23,916          8,517         37,226         33,794
                                                            -----------    -----------    -----------    -----------
Total revenue ...........................................     2,178,915      1,893,813      4,707,746      4,134,704
                                                            -----------    -----------    -----------    -----------
Operating expenses:
     Cost of sales ......................................       773,988        712,474      1,528,625      1,241,605
     Selling, general and administrative ................     3,174,010      3,659,446      6,575,177      7,093,331
                                                            -----------    -----------    -----------    -----------
Total operating expenses ................................     3,947,998      4,371,920      8,103,802      8,334,936
                                                            -----------    -----------    -----------    -----------
Loss from operations ....................................    (1,769,083)    (2,478,107)    (3,396,056)    (4,200,232)
                                                            -----------    -----------    -----------    -----------
Other income (expense)
     Interest expense ...................................        (1,559)            --         (2,709)            --
     Interest income ....................................        34,855         49,042        103,097        133,289
                                                            -----------    -----------    -----------    -----------
Loss before provision for income taxes ..................    (1,735,787)    (2,429,065)    (3,295,668)    (4,066,943)
Provision for income taxes ..............................        26,000             --         89,000             --
                                                            ------------   -----------    -----------    -----------
Net loss ................................................    (1,761,787)    (2,429,065)    (3,384,668)    (4,066,943)
                                                            -----------    -----------    -----------    -----------
Beneficial conversion feature of preferred stock series A            --        264,705)            --       (441,176)
Accreted value of warrants-series A .....................            --        (31,567)            --        (52,618)
Dividends on preferred stock-series A ...................            --        (75,000)            --       (125,000)
Accreted value of warrants and transaction costs series B       (59,794)            --       (119,588)            --
Undeclared dividends on preferred stock
series B ................................................      (230,617)            --       (455,000)            --
                                                                                          -----------    -----------
Net loss available to common stockholders ...............   $(2,052,198)   $(2,800,337)   $(3,959,256)   $(4,685,737)
                                                            ===========    ===========    ===========    ===========
Basic and diluted loss per common share .................   $     (0.46)   $     (0.64)   $     (0.88)   $     (1.07)
                                                            ===========    ===========    ===========    ===========
Weighted average number of common shares outstanding ....     4,492,961      4,347,309      4,492,961      4,347,276
                                                            ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                           Six months ended
                                                                                           ----------------
                                                                                     June 30, 2001  June 30, 2000
                                                                                     -------------  -------------
Cash flows from operating activities:
Net loss .........................................................................   $(3,384,668)   $(4,066,943)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation ............................................................       685,885        423,123
         Amortization of intangibles .............................................        97,163         40,000
         Amortization of licensing agreement .....................................        25,000         12,500
         Allowance for doubtful accounts .........................................            --         10,000
         Loss from equity method investment ......................................            --         50,250
Changes in operating assets and liabilities, net of effects in the acquisition of Interboro in 2000:

         Increase in accounts receivable .........................................    (1,670,674)    (1,302,087)
         (Increase)/decrease in prepaid expense and other current assets .........       150,673        (27,332)
         Decrease in inventory ...................................................            --        (96,444)
         Increase in other assets ................................................      (152,691)       (42,720)
         Decrease in accounts payable and accrued expenses .......................       (61,469)    (1,721,883)
         Increase in deferred revenue ............................................     1,003,780
         Accrued purchase price on Interboro Institute ...........................       278,618             --
                                                                                     -----------    -----------
Net cash used in operating activities ............................................    (3,028,443)    (6,721,536)
                                                                                     -----------    -----------
Cash flows used in investing activities:
         Purchase of Interboro net of cash required ..............................      (278,617)        16,057
         Net payments for other investments ......................................      (150,000)       (50,000)
         Purchase of equipment ...................................................      (592,277)    (1,514,878)
                                                                                     -----------    -----------
Net cash used in investing activities ............................................    (1,020,894)    (1,548,821)
                                                                                     -----------    -----------
Cash flows from financing activities:
         Net proceeds from issuance of common stock ..............................            --          6,000
         Increase in deferred offering costs .....................................            --        (78,926)
         Principal payments under capital lease obligations ......................        (9,118)       (11,703)
         Additional expense incurred in connection with the issuance of preferred
         stock ...................................................................            --       (124,229)
         Net proceeds from issuance of preferred stock ...........................            --      3,730,000
                                                                                      -----------   -----------
Net cash provided by (used in) financing activities ..............................        (9,118)     3,521,142
                                                                                      -----------   -----------
Net decrease in cash and cash equivalent.........................................     (4,058,455)    (4,749,215)
Cash and cash equivalents at beginning of period .................................     6,332,934      6,925,823
                                                                                     -----------    -----------
Cash and cash equivalents at end of period .......................................   $ 2,274,479    $ 2,176,608
                                                                                     ===========    ===========
Supplemental schedule of cash flow information
Cash paid during the period for:
         Interest ................................................................   $     2,709
         Taxes ...................................................................   $   118,495

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

We have two business segments:

     o We provide on-campus education and training. Through June 30, 2001, our campus education segment consisted solely of the operations of Interboro, a two-year college located in New York City that offers degree programs leading to the Associate of Occupational Studies Degree in business administration, ophthalmic dispensing, paralegal studies, administrative secretarial arts and security services and management. Our campus education segment provided 86 % of our revenues for 2000 and 94% of our revenues for the first six months of 2001. In the first six months of 2001, we decided to place greater emphasis on growing this segment of our business through internal expansion and acquisition. This has resulted in the opening of Interboro's first satellite campus in Flushing, New York and our acquisition, effective July 1, 2001, of ICTS, Inc., a provider of certified training and certification programs in database network engineering/administration, website design and e-commerce.

     o Through EVCI, we are offering enhanced video communications technology solutions and services that permit high quality multi-point video conferencing over the Internet and broadband. Using our technology, we have the capacity to deliver content aggregated by us to remote locations. We can do this synchronously using interactive video conferencing technologies. We are delivering our content asynchronously using narrow band connections to the Internet.

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

Note 2 - Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Potential common stock has not been included in the computation of diluted EPS since the effect would be antidilutive.

Note 3- Revenue Recognition

We recognize our campus education and training segment income ratably over the semester in which courses are given and as services are performed. Unearned revenue from advance student billings is netted against accounts receivable for financial statement reporting. For the most recent semester beginning in May and ending in August 2001, advance billings amounted to $1,003,720, which we expect to recognize as revenue during the 3rd quarter of 2001.

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

Our board of directors did not declare the December 31, 2000 dividend of $246,055 or the June 30, 2001 dividend of $455,000 on our Series B preferred stock, and does not expect to declare any Series B preferred dividends for the foreseeable future. Cumulative dividends are payable upon conversion of Series B preferred, subject to applicable law.

The Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for 20 trading days prior to September 22, 2000. As a result of anti-dilution adjustments triggered by our issuance of warrants to the former stockholders of ICTS, Inc., the current conversion price is $11.92 per share

See Item 5 below regarding the consent of our Series B preferred holders to an amendment of our certificate of incorporation that will permit us to reclassify our Series B preferred as permanent equity and, accordingly, the pro forma balance sheet included above.

Note 5 - Income Taxes

No provision for federal income taxes has been made for all periods presented since we have net operating losses. These net operating losses have resulted in a deferred tax asset of approximately $1,806,000 at June 30, 2001. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a full valuation allowance. The provision for taxes consists of state and city taxes for Interboro.

Note 6 - Segment Reporting

We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

        Reportable segment data were as follows:

                                                     Three months ended June 30        Six months ended June 30
                                                     --------------------------        ------------------------
Net revenue:                                             2001           2000             2001            2000
                                                         ----           ----             ----            ----
     Campus education and training ..................$  2,056,892    $  1,616,923    $  4,402,890    $  3,532,015

     Enhanced video communications...................      98,107         268,373         267,630         568,895
                                                     ------------    ------------    ------------    ------------
         Total operating revenue ....................$  2,154,999    $  1,885,296    $  4,670,520    $  4,100,910
                                                     ============    ============    ============    ============
Operating net income (loss):

     Campus education and training ..................$   (134,896)   $     57,063    $    330,217    $    579,555

     Enhanced video communications...................  (1,634,187)     (2,535,170)     (3,726,273)     (4,779,787)
                                                     ------------    ------------    ------------    ------------
         Total operating net loss ...................$ (1,769,083)   $ (2,478,107)   $ (3,396,056)   $ (4,200,232)
                                                     ============    ============    ============    ============

Assets:                                                                                    June 30, 2001
                                                                                           -------------
   Campus education and training.....................                                      $  3,077,248

   Enhanced video communications ....................                                         9,501,087
                                                                                           ------------
         Total assets ...............................                                      $ 12,578,335
                                                                                           ============


Note 7 - ICTS Acquisition

Effective July 1, 2001, EVCI acquired the outstanding shares of ICTS, Inc. for the issuance of warrants to purchase 500,000 shares of EVCI's common stock at $1.00 per share and 200,000 shares of EVCI's common stock at $3.00 per share, plus 20% of ICTS' free cash flow, as defined, up to a maximum of $500,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, ICTS' results of operations are included in our financial commencing July 1, 2001, and the assets and liabilities are to be recorded based upon their fair values at July 1, 2001. EVCI acquired assets with a fair value of approximately $2,000,000, assumed liabilities of approximately $6,000,000, and will record approximately $4,500,000 in goodwill.

Note 8 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. EVCI is in the process of determining the impact of these pronouncements on its financial position and results of operations.

Note 9 - Incentive Stock Option Plan

In May 2001, our board of directors adopted an incentive stock option plan in which 250,000 shares of common stock were reserved for future issuance upon exercise of options granted through May 15, 2003. The plan provides for grants of nonqualified stock options and shares of common stock to employees (excluding corporate officers), non-employee directors and others. Unless our compensation committee determines otherwise, the option exercise price is the average closing price of the common stock on Nasdaq for the five trading days prior to the grant of the option. Options vest and become fully exercisable 90 days after the grant, unless our compensation committee determines otherwise, provided the participant is then an eligible employee of, or consultant to, EVCI or a related entity. There were 160,250 options granted during the quarter ended June 30, 2001. These options are exercisable at $1.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 2000, included in our 10-KSB/A for the year ended December 31, 2000, and in conjunction with the financial statements and notes thereto for the six months ended June 30, 2001 and 2000, included in Item 1 of this report. References below to EVCI mean our enhanced video communications segment, unless the context requires otherwise. All numbers that have been rounded are approximate.

Second quarter developments
 During the second quarter of 2001:

     o We placed significantly greater emphasis on growing our campus education business by doing the following:

       o Interboro opened its first satellite campus, in Flushing, New York, with a capacity for approximately 200 full-time students, initially, and up to 500 full-time students when approval is received from New York State regulators to operate as an extension center.

       o We negotiated and closed, effective July 1, 2001, our acquisition of ICTS, Inc., an owner and operator of information technology training and certification centers in Atlanta, Georgia; Baltimore, Maryland; and Alexandria and Hampton, Virginia. In addition, ICTS offers on-site training to employers and recently began offering IT courseware on line. For additional information regarding this acquisition and ICTS, see our Form 8-K dated July 1, 2001.


     o Our enhanced video communications segment operations included:

       o expanding the capabilities of our network to permit cross connections between clients with different connections (e.g. an ATM based client can communicate with an Internet based client).

       o  adding 20 sites to our network on a pilot program basis.

       o  reducing network installation times from 6 months to six weeks.

       o determining not to connect to the Excite@work network and, therefore, not to activate our hubs in Virginia and California.

       o continuing to implement programs to substantially reduce our expenses so that, by June 30, 2001, we had reduced EVCI's selling general and administrative expenses by $440,000 per month from what they were at December 31, 2000.


Comparison of three months ended June 30, 2001 (second quarter of 2001) to three months ended June 30, 2000 (second quarter of 2000)

Net revenues for the second quarter 2001 increased 14%, or $270,000, to $2,155,000 from $1,885,000 for the second quarter 2000. Interboro student course registrations increased to approximately 3,000 from 2,450 in the second quarter of 2000, which included 175 student course registrations at Interboro's new extension campus in Flushing, N.Y. Our revenue from Interboro increased $440,000, which includes a tuition increase of 10% and initial revenues from the Flushing campus of $160,000. Our distance learning student course registrations were 157 for each of the second quarter of 2001 and 2000. In the second quarter of 2001, we stopped offering synchronous courses using ISDN lines because these course offerings were not profitable. We also refrained from actively marketing synchronous courses for delivery using our technology and services because we wanted to focus exclusively on validating and marketing our technology. As a result, EVCI's revenue declined by $218,000, as compared to the second quarter of 2000. This decline was offset by revenue of $54,000 from pilot programs using our technology solutions and services.

Other income increased by $15,000 over the second quarter of 2000 because Interboro reinstituted the requirement of student application fees.

Interest income decreased to $35,000 for first quarter of 2001 from $49,000 for the second quarter of 2000 as more of the proceeds from our September 2000 financings were used to fund our operations.

Cost of sales increased by 9 %, or $62,000, to $774,000 for the second quarter of 2001 from $712,000 for the second quarter of 2000 primarily due to an increase of $228,000 for additional personnel and wage increases for Interboro's professors, adjunct professors, recruiters and librarian. $68,000 of this increase relates to Interboro's Flushing campus. These increases were offset by a decrease in EVCI's communication costs of $166,000. As a percentage of our net revenue, cost of sales decreased to 36% for the second quarter of 2001 as compared to 38% for the second quarter of 2000. The improvement of 2% reflects the cessation of our synchronous course offerings.

Salaries and benefits decreased by $655,000, or 32%, to $1,373,000 for the second quarter of 2001 from $2,028,000 for the second quarter of 2000. These costs increased at Interboro by $210,000 and decreased at EVCI by $865,000, primarily due to staff reductions made at EVCI in the first quarter of 2001. Additional staff reductions were made in the second quarter of 2001 which reduced EVCI employees by 9 (2 in recruiting, 3 in sales, 3 in operations, 1 in business development). Our total number of employees at June 30, 2001 was 18 at EVCI and 113 at Interboro.

Marketing, brochures and student registrations costs decreased to $50,000 for the second quarter of 2001 from $218,000 for the second quarter of 2000. Marketing costs at Interboro were reduced by $62,000, net of marketing costs of $32,000 for Interboro's Flushing campus. The remaining decrease of $106,000 resulted from EVCI's decision to stop offering courses using ISDN lines and to reduce substantially its marketing of synchronous courses using the Internet or broadband.

Professional fees increased to $324,000 for the second quarter of 2001 from $ 277,000 for the second quarter of 2000, primarily as a result of the legal and accounting fees related to potential acquisitions, our annual meeting of stockholders and our responses to Nasdaq's delisting notice.

Depreciation and amortization increased to $423,000 for the second quarter of 2001 from $258,000 for the second quarter of 2000. The increase relates to purchases of videoconferencing and other equipment acquired during the last two quarters of 2000 and the goodwill amortization of $48,000 related to our acquisition of Interboro.

Other expenses increased to $1,006,000 for the second quarter of 2001 from $854,000 for the second quarter of 2000. The net increase of $152,000 was attributable to a net reduction of $74,000 at EVCI, an increase of $14,000 at Interboro's Manhattan campus and the additional cost of Interboro's Flushing campus of $212,000.

Comparison of six months ended June 30, 2001 (first six months of 2001) to the six months ended June 30, 2000 (first six months of 2000)

Net revenues for the first six months of 2001 increased 14 %, or $570,000, to $4,671,000 from $4,101,000 for the first six months of 2000. Interboro student course registrations increased to 6,500 from 5,450 for the first six months of 2000, resulting in additional revenue of $871,000. Our distance learning student course registrations decreased from 1,066 for the first six months of 2000 to 499 for the first six months of 2001, a revenue decrease of $365,000, because we stopped offering synchronous courses using ISDN lines. Our enhanced video communications activities generated $64,000 in the first six months of 2001 from pilot programs.

Other income increased to $37,000 for the first six months of 2001 from $34,000 for the first six months of 2000 because we reinstated the requirement of student application fees.

Interest income decreased to $103,000 for first six months of 2001 from $133,000 for the first six months of 2000 because we used more of the proceeds from our Series B preferred financings to fund our operations.

Cost of sales increased by 24%, or $287,000, to $1,529,000 for the first six months of 2001 from $1,242,000 for the first six months of 2000 due primarily to an increase of $372,000 for additional personnel and wage increases for Interboro's professors, adjunct professors, recruiters and librarian. This increase includes $67,000 attributable to Interboro's Flushing Campus. In addition, we wrote-off textbook inventory of $61,000 when we outsourced Interboro textbook sales. These increases were offset by a decrease in communication costs at EVCI of $145,000, net of $18,000 recouped from customers.

Salaries and benefits decreased by 15 %, or $540,000, to $3,233,000 for the first six months of 2001 from $3,773,000 for the first six months of 2000. Salary and benefit costs increased at Interboro by $372,000 and decreased at EVCI by $912,000. On June 30, 2001, we had 131 employees as compared to 167 employees on January 1, 2001 and 168 employees on June 30, 2000. Since January 1, 2001, Interboro had a net increase of 9 employees. During the same period, EVCI reduced its employees by 45, who had been engaged as follows: 2 in general office, 14 in recruiting, 17 in sales and marketing, 11 in operations and 1 in business development.

Marketing, brochures and student registration costs decreased by $364,000 to $224,000 for the first six months of 2001 from $588,000 for the first six months of 2000. $338,000 of the decrease resulted from EVCI's decision to stop offering courses using ISDN lines and to reduce substantially its marketing of synchronous courses using the Internet and broadband. The remaining $26,000 resulted from Interboro reductions.

Professional fees increased to $519,000 for the first six months of 2001 from $468,000 for the first six months of 2000, primarily as a result of legal and accounting fees related to potential acquisitions, our annual meeting of stockholders and our responses to Nasdaq's delisting notice.

Depreciation and amortization increased to $809,000 for the first six months of 2001 from $498,000 for the first six months of 2000. The increase relates to purchases of videoconferencing and other equipment acquired during the last two quarters of 2000 and the goodwill amortization of approximately $97,000 relating to our acquisition of Interboro.

Other expenses increased to $1,790,000 for the first six months of 2001 from $1,716,000 for the first six months of 2000. The net increase of $74,000 was primarily due to increases of $51,000 to support Interboro's Manhattan campus growth and costs of Interboro's new Flushing campus of $211,000. These increases were offset by decreases at EVCI of $188,000.

Liquidity and capital resources

Equipment. Capital expenditures for the first six months of 2001 were $592,277 compared to $1,514,878 for the first six months of 2000. Most of the equipment required for our hubs was purchased in 2000. The funds spent in the first six months of 2001 were used to demonstrate our enhanced video communications technology solutions and services and to implement pilot programs.

Cash Flow. We anticipate, based on current plans and assumptions relating to our current operations, that cash flow from operations and the proceeds from our September 2000 Series B preferred stock offering will be sufficient to satisfy our cash requirements at least until December 31, 2001. In addition to significant reductions in staff and other cost reductions made in the first six months of 2001, we are working to reduce other expenses that do not adversely impact our business prospects. If we are underestimating the cash requirements of our current level of operations, we may require additional debt or equity financing before year-end. There can be no assurance that any required debt or equity financing will be available on acceptable terms.

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

     o if we cannot significantly increase revenues to offset our continuing losses, we may not to be able to achieve profitability;

     o our continued negative cash flow could materially impede our ability to operate;

     o our success may depend on our ability to obtain substantial additional financing in order to operate and grow;

     o our greater emphasis on our campus education and training may not enable us to achieve profitability;

     o our acquisition of ICTS, Inc. may be more of a burden than benefit to us as we continue to develop and implement our plan to turn it around;

     o our plans to continue to grow our campus education and training segment by acquisition may not succeed;

     o our enhanced video communications segment may not generate any significant revenues or profits;

     o our video transmission technology may not provide a short or long term competitive advantage;

     o our common stock price will be adversely affected if we are delisted from The Nasdaq SmallCap Market;

     o demand for our technology solutions and services may not increase rapidly if training and education via live interactive video conferencing does not become widely accepted;

     o we depend on our chairman, president and other key management to operate and grow;

     o our subsidiary, Interboro Institute, is subject to extensive Federal and New York State regulation because it depends on substantial federal and state funds in order to operate;

     o Interboro Institute's prior problems with regulators could reoccur and adversely affect its operations;

     o other acquisitions by us may subject our operations to further regulatory burdens; and

     o the other specific risk factors included in our filings with the SEC, including our most current Form 10-KSB/A

Should any of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. We undertake no obligation to update forward-looking statements.

                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At EVCI's annual meeting of stockholders held on June 27, 2001, the stockholders voted as follows:

1. Election of class 1 directors to hold office until EVCI's 2003 annual meeting. The voting result for each nominee was as follows:

         Name                       Votes For               Votes Withheld

         Dr. Arol I. Buntzman       3,896,392                 219,000
         Philip M. Getter           3,896,392                 219,000

2. Election of class 2 directors to hold office until EVCI's 2004 annual meeting. The voting result for each nominee was as follows:

         Name                       Votes For               Votes Withheld

         Dr. John J. McGrath        3,896,392                 219,000
         Royce N. Flippin, Jr.      3,896,642                 217,750

Richard Goldenberg and Arthur H. Goldberg continue as class 3 directors of EVCI.

3. A vote of 2,613,688 votes for, 47,942 votes against and 8,332 votes abstaining ratified the terms and issuance of EVCI's Series B 7% Convertible Preferred Stock and related warrants. There were 1,445,430 broker non-votes.

4. A vote of 2,616,173 votes for, 35,907 votes against and 17,882 votes abstaining approved an amendment of EVCI's certificate of incorporation deleting a provision that requires the redemption of EVCI's Series B 7% Convertible Preferred Stock at the option of the holders of the Series B preferred. There were 1,445,430 broker non-votes.

     The redemption option becomes exercisable in the event a federal court having jurisdiction shall determine to be ineffective a provision in our certificate of incorporation prohibiting a Series B preferred holder from converting shares of Series B preferred into shares of EVCI's common stock where the conversion would result in the holder being deemed a beneficial owner of more than 9.99% of our outstanding common stock.

5. A vote of 4,095,642 votes for, 16,050 votes against and 3,700 shares abstaining ratified the appointment of Goldstein Golub Kessler LLP as EVCI's independent auditors for the 2001 fiscal year.

Item 5.  Other Information.

In an agreement dated August 17, 2001, holders owning all of the outstanding shares of our Series B preferred consented to the amendment of our certificate of incorporation referred to in paragraph 4 of Item 4 above. Additionally, under the agreement, the Series B preferred holders waived their right to receive payment of dividends on their shares, totaling $910,000, for the period September 22, 2000 through September 21, 2001.

EVCI issued a promissory note for $910,000 to the Series B preferred holders due September 22, 2003, together with interest at the rate of 5% per annum. Payment of EVCI's note is secured by a pledge of the stock of Interboro Institute, Inc. In addition, Interboro guaranteed payment of EVCI's note and secured its guarantee by granting a first priority security interest in all of Interboro's assets. Payment of EVCI's note out of Interboro's assets, following a default by EVCI in payment of the note, is subordinate only to Interboro indebtedness of $1,000,000 to Bruce R. Kalisch, the former owner of Interboro, and such creditors as Interboro designates as senior creditors, provided that the total amount of indebtedness to these senior creditors cannot exceed $2,000,000.

The agreement is conditional upon Nasdaq notifying EVCI that EVCI's common stock will not be delisted from the Nasdaq SmallCap Market other than because of our failure to meet the $1.00 minimum bid requirement before October 10, 2001. (By letter dated July 12, 2001, Nasdaq informed us that we had until October 10, 2001 to regain compliance with this requirement.) If this condition is satisfied, we will make the amendment referred to in paragraph 4 of Item 4 above.

An unaudited pro forma consolidated balance sheet has been included in Item 1 above to illustrate the pro forma effects of this transaction on EVCI's financial position as of June 30, 2001 as if the transaction occurred on that date. The pro forma balance sheet reflects the pro rata dividend waived through June 30, 2001 as Note payable of $646,458.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report:

         Exhibit No.          Description of Exhibit
         -----------          ----------------------

            10.1 Letter agreement dated August 17, 2001 among EVCI and Amaranth Trading LLC, Seneca Capital International, Ltd., Seneca Capital, L.P., Merced Partners Limited Partnership and Lakeshore International, Ltd., excluding Exhibits A and A-1, which, as executed, are Exhibits 10.2 and 10.3 below.

            10.2 Secured Promissory Note dated August 17, 2001 among EVCI and Amaranth Trading LLC, Seneca Capital International, Ltd., Seneca Capital, L.P., Merced Partners Limited Partnership and Lakeshore International, Ltd.

            10.3 Escrow Agreement dated August 17, 2001 among EVCI, Amaranth Trading LLC, Seneca Capital International, Ltd., Seneca Capital, L.P., Merced Partners Limited Partnership and Lakeshore International, Ltd. and Fischbein Badillo Wagner Harding

(b) A report on Form 8-K was filed on July 16, 2001 reporting the acquisition of ICTS, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2001
                                 EDUCATIONAL VIDEO CONFERENCING, INC.

                                  By:   /s/  Richard Goldenberg
                                        -----------------------
                                        Richard Goldenberg
                                        Chief Financial Officer
                                        (Principal Financial and
                                            Accounting Officer)