Form 10-Q
period 2001-09-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 2001-11-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 1-14827

                      EDUCATIONAL VIDEO CONFERENCING, INC.
           (Exact name of small business as specified in its charter)

          Delaware                                     06-1488212
(State of other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

               35 East Grassy Sprain Road, Yonkers, New York 10710
                    (Address of principal executive offices)
                                 (914) 787-3500
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,492,961 shares of Common Stock as of November 1, 2001.

                                Table of Contents
                                     Part I
                              Financial Information


Item 1. Financial Statements                                                    Page

Consolidated Balance Sheet as of September 30, 2001 (unaudited)
 and as of December 31, 2000 (audited)..........................................  3

Consolidated Statement of Operations for the three and nine month periods ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited).........  4

Consolidated Statement of Cash Flows for the nine month periods ended
September 30, 2001 (unaudited) and September 30, 2000 (unaudited)...............  5

Notes to Consolidated Financial Statements......................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations

Third Quarter Developments...................................................... 12

Comparison of the Three Month Periods Ended
September 30, 2001 and September 30, 2000....................................... 17

Comparison of the Nine Month Periods Ended
September 30, 2001 and September 30, 2000....................................... 20

Liquidity and Capital Resources................................................. 22

Forward-Looking Statements and Risk Factors..................................... 23

                                     Part II

                                Other Information

Item 6. Exhibits and Reports on form 8-K........................................ 26

Signatures...................................................................... 27


              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                  September 30, 2001  December 31, 2000
                                                                                  ------------------  -----------------
                                   Assets                                            (unaudited)       (audited)
Current assets:
     Cash and cash equivalents .................................................   $  1,520,141    $  6,332,934
     Accounts receivable, net of allowance for doubtful
       accounts of $950,000 and $250,000 respectively ..........................      5,167,252       1,482,001
     Accounts receivable other .................................................             --         304,634
     Prepaid expenses and other current assets .................................        313,902          11,510

     Assets held for resale ....................................................        310,000              --
                                                                                      ---------       ---------
Total current assets ...........................................................      7,311,295       8,131,079
                                                                                      ---------       ---------

Property and equipment, net ....................................................      1,634,485       5,013,003
                                                                                      ---------       ---------
License agreement, net .........................................................             --         212,500
Intangible assets ..............................................................      6,366,260       1,349,588
Other assets ...................................................................        267,800          45,081
                                                                                        -------          ------
Total assets ...................................................................   $ 15,579,840    $ 14,751,251
                                                                                    ===========     ===========
                    Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses .....................................   $  2,869,661    $    793,466
     Deferred revenue ..........................................................      6,715,889              --
     Accrued costs relating to discontinued operations .........................        207,152              --
     Accrued purchase price payable for Interboro ..............................        209,000         673,376
     Current maturities of capitalized lease obligations .......................        277,292          18,107
                                                                                     ----------          ------
Total current liabilities ......................................................     10,278,994       1,484,949
     Accrued purchase price payable for Interboro, net of current portion ......        742,994              --
     Capitalized lease obligations, net of current maturities ..................        151,802          27,937
     Note payable ..............................................................        910,000              --
     Deferred rent .............................................................         58,432              --
                                                                                         ------          ------
Total liabilities ..............................................................     12,142,222       1,512,886
Series B 7% Convertible Preferred Stock -- $100 stated value;
130,000 shares issued and outstanding ..........................................             --      12,342,266
Stockholders' equity :
         Preferred stock - $.0001 par value; authorized 1,000,000 shares,
           200,000 shares  designated Series B .................................             --              --
         Series B 7% Convertible Preferred Stock -- $100 stated value;
           130,000 shares issued and outstanding ...............................     12,521,648              --
         Common stock - $.0001 par value; authorized 20,000,000 shares,
           issued and outstanding 4,492,961 shares .............................            450             450
         Additional paid-in capital ............................................     22,493,380      22,370,380
         Accumulated deficit ...................................................    (31,577,860)    (21,474,731)
                                                                                   ------------    ------------
Stockholders' equity ...........................................................      3,437,618         896,099
                                                                                      ---------         -------
Total liabilities and stockholders' equity .....................................   $ 15,579,840    $ 14,751,251
                                                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                                     Three months ended             Nine months ended
                                                                     ------------------             -----------------
                                                              Sept. 30, 2001   Sept. 30, 2000  Sept. 30, 2001  Sept. 30, 2001
                                                              --------------   --------------  --------------  --------------

Revenue .................................................   $  4,775,698    $  1,875,805    $  9,242,338    $  5,407,820
Other income ............................................         62,047          28,242          99,274          62,036
                                                                  ------          ------          ------          ------
Total revenue ...........................................      4,837,745       1,904,047       9,341,612       5,469,856
                                                               ---------        --------       ---------       ---------
Operating expenses:
     Cost of sales ......................................      1,958,004         484,088       3,307,971       1,401,313
     Selling, general and administrative ................      4,105,015       3,116,026       9,745,657       8,454,974
                                                               ---------       ---------       ---------       ---------
Total operating expenses ................................      6,063,019       3,600,114      13,053,628       9,856,287
                                                               ---------       ---------      ----------       ---------
Loss from operations ....................................     (1,225,274)     (1,696,067)     (3,712,016)     (4,386,431)
                                                             -----------     -----------     -----------     -----------
Other income (expense):
     Interest expense ...................................        (30,790)             --         (33,499)             --
     Interest income ....................................         27,507          14,922         130,605         148,211
                                                                  ------          ------         -------         -------
Loss from continuing operations .........................     (1,228,557)     (1,681,145)     (3,614,910)     (4,238,220)
                                                             -----------       ---------     -----------     -----------
Discontinued operations:
     Loss from discontinued operations ..................        (41,272)       (797,640)       (950,587)     (2,307,508)
                                                                --------       ---------       ---------     -----------
     Loss from disposal of discontinued operations ......     (4,312,462)             --       (4,312,462)            --
                                                             -----------       ---------        ---------      ---------
Loss from discontinued operations .......................     (4,353,734)       (797,640)     (5,263,049)     (2,307,508)
                                                             -----------     -----------     -----------     -----------
Provision for income taxes ..............................         46,787              --         135,787              --
                                                                  ------         -------         -------         -------
Net loss ................................................     (5,629,078)     (2,478,785)     (9,013,746)     (6,545,728)
                                                             -----------     -----------     -----------     -----------
Beneficial conversion feature of preferred stock series A             --        (264,706)             --        (705,882)
Accreted value of warrants-series A .....................             --        (326,300)             --        (378,918)
Dividends on preferred stock-series A ...................             --         (66,458)             --        (191,458)
Accreted value of warrants and transaction costs series B        (59,794)             --        (179,382)             --
Undeclared dividends on preferred stock series B ........       (208,945)             --        (663,945)             --
                                                            ------------     -----------     -----------     -----------
Net loss available to common stockholders ...............   $ (5,897,817)   $ (3,136,249)   $ (9,857,073)   $ (7,821,986)
                                                            ============    ============    ============    ============
Basic and diluted loss from continuing operations .......   $      (0.34)   $      (0.54)   $      (1.02)   $      (1.26)
                                                                 =======         =======         =======         =======
Basic and diluted loss from discontinued operations .....          (0.97)          (0.18)          (1.17)          (0.53)
                                                                  ------          ------          ------          ------
Basic and diluted loss per common share .................   $      (1.31)   $       (.72)   $      (2.19)   $      (1.79)
                                                                 =======          ======         =======         =======
Weighted average number of common shares outstanding ....      4,492,961       4,378,236       4,492,961       4,357,895
                                                               ---------       ---------       ---------       ---------

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                          Nine months ended
                                                                                          -----------------
                                                                                     Sept. 30, 2001   Sept. 30, 2000
                                                                                     --------------   --------------
Cash flows from operating activities:
Net loss ........................................................................   $ (9,013,747)   $ (6,545,728)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation ...........................................................        870,345         716,328
         Amortization of intangibles ............................................        223,966          99,326
         Amortization of licensing agreement ....................................         25,000          25,000
         Allowance for doubtful accounts ........................................        600,000          25,000
         Loss on disposal of discontinued operations ............................      4,312,460              --
         Loss from equity method investment .....................................             --          95,533
Changes in operating assets and liabilities, net of effects of acquisitions:
         Increase in accounts receivable ........................................     (3,521,888)     (1,081,626)
         Decrease in prepaid expense and other current assets ...................        293,407          10,428
         Decrease in inventory ..................................................             --         (35,852)
         Increase in other assets ...............................................       (144,119)        (62,294)
         Decrease in accounts payable and accrued expenses ......................       (125,538)     (1,185,700)
         Increase in deferred revenue ...........................................      3,035,660              --
         Accrued purchase price on Interboro Institute ..........................        174,118              --
         Deferred Rent ..........................................................         58,432              --
                                                                                        --------          ------
Net cash used in operating activities ...........................................     (3,211,904)     (7,939,585)
                                                                                     -----------     -----------
Cash flows used in investing activities:
         Purchase of ICTS and Interboro, net of cash required ...................       (713,194)       (113,534)
         Net payments for other investments .....................................             --         (50,000)
         Purchase of equipment ..................................................       (802,088)     (2,293,484)
                                                                                       ---------     -----------
Net cash used in investing activities ...........................................     (1,515,282)     (2,457,018)
                                                                                     -----------     -----------
Cash flows from financing activities:
         Net proceeds from issuance of common stock .............................             --          88,000
         Increase in deferred offering costs ....................................             --              --
         Principal payments under capital lease obligations .....................        (85,607)        (20,610)
         Additional expense incurred in connection with the issuance of preferred
         stock ..................................................................             --              --
         Net proceeds from issuance of preferred stock series A .................             --       3,519,535
         Redemption of preferred stock series A .................................             --      (3,220,000)
         Net proceeds from issuance of preferred stock series B .................             --      12,682,472
                                                                                        --------      ----------
Net cash provided by (used in) financing activities .............................        (85,607)     13,049,397
                                                                                        --------      ----------
Net decrease in cash and cash equivalent ........................................     (4,812,793)      2,652,795
Cash and cash equivalents at beginning of period ................................      6,332,934       6,925,823
                                                                                       ---------       ---------
Cash and cash equivalents at end of period ......................................   $  1,520,141    $  9,578,618
                                                                                      ==========      ==========
Supplemental schedule of cash flow information
Conversion of series A to common stock ..........................................             --    $  1,200,000
Issuance of common stock in lieu of dividends on series A preferred stock .......             --    $    191,458
Cash paid during the period for:
         Interest ...............................................................   $     33,499
         Taxes ..................................................................   $     46,900

                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1 - Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Educational Video Conferencing, Inc. ("EVCI") and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro") Interboro Holding, Inc. and ICTS, Inc. ("ICTS"). References to "we," "our," and "us" mean EVCI and its subsidiaries unless the context requires otherwise. All significant intercompany balances and transactions have been eliminated. We have two business segments:

     o We provide on-campus education and training. This segment consists of the operations of Interboro, a two-year college with one campus in New York City and one in Flushing, New York, and newly acquired ICTS, an information technology training and certification school with four campuses, one in each of Atlanta, Baltimore, and Alexandria and Hampton, Virginia.

     Interboro offers degree programs leading to the Associate of Occupational Studies Degree in business administration, ophthalmic dispensing, paralegal studies, administrative secretarial arts and security services and management.

     ICTS provides a wide range of certified training and certification programs in database, network engineering/administration, web site design, and e-commerce. ICTS also offers on-site training to employers and recently began offering IT courses online. Its more than 15 certification programs include MCSE (Microsoft Certified Systems Engineer), CCNP (Cisco Certified Network Professional), and CIW (Certified Internet Webmaster). Our campus education segment provided 86% of our revenues for 2000 and 97% of our revenues for the first nine months of 2001.

     o Through EVCI's video enhanced communications division, which was created in 2001, we are offering second generation technology solutions and services that permit high quality multi-point video conferencing with three connectivity options: broadband, dedicated Internet access with service level agreements and existing general Internet access from almost any Internet Service Provider (ISP). The most widely used video conferencing equipment limits broadcasts to 4 interactive participants. However, our proprietary software allows for simultaneous interaction among as many as 33 enabled stations (PCs and/or full room stations) located in up to 33 dispersed geographical locations. One facilitator / instructor orchestrates the ability of participants to see and speak to each other. Our solutions and services cost is much less than our competition and require less bandwidth while providing a higher quality video experience. We are doing this synchronously using interactive video conferencing technologies.

     o In the third quarter of 2001, our board decided to stop delivering synchronized courses using ISDN lines because this activity has continued to be unprofitable. Accordingly, we have reflected the closing of this segment as a discontinued operation in the accompanying consolidated financial statements. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from Discontinued Operations" for all periods presented.

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

Note 3- Revenue Recognition

We recognize our campus education and training segment income ratably over the semester in which courses are given and as services are performed. Deferred revenue from advance student billings is netted against accounts receivable for financial statement reporting. Deferred revenue is made up of billings and advance payments that will be recognized as income over the next nine months. The total billings and deferred revenue at September 30, 2001 was approximately $6,715,000. For Interboro's semester beginning in September and ending in December 2001, deferred revenue was $3,080,000, which we expect to recognize as revenue during the fourth quarter of 2001. For ICTS, deferred revenue was $3,635,000. ICTS classes range from 3 weeks to 21 weeks for full programs. We expect to recognize substantially all of the ICTS deferred revenue by the second quarter of 2002.

Note 4 - Preferred Stock

On September 22, 2000, we designated 200,000 shares of our authorized preferred stock as Series B 7% Convertible Preferred Stock. Between September 22 and September 30, 2000, we received gross proceeds of $13,000,000 from the issuance of 130,000 shares of our Series B preferred stock and three year warrants to purchase 722,223 shares of our common stock at $20.25 per share. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. These costs and the $400,000 assigned value to the warrants will be recognized as a deemed dividend to the preferred stockholders over three years. A portion of the net proceeds from the sale of the Series B preferred was used to redeem our Series A preferred stock.

In an agreement dated August 17, 2001, our Series B preferred holders consented to the amendment of our certificate of incorporation that permitted us to reclassify our Series B preferred stock as permanent equity. Additionally, under the agreement, the Series B preferred holders waived their right to receive payment of dividends on their shares, totaling $910,000, for the period September 22, 2000 through September 21, 2001. EVCI issued a 5% interest bearing promissory note to them for $910,000 due September 22, 2003 which was secured by its pledge of the stock of Interboro. In addition, Interboro guaranteed payment of EVCI's note and secured its guarantee by granting a first lien on Interboro's assets that is subordinate to specified creditors.

The Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for the 20 trading days prior to September 22, 2000. On September 22, 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price.


Note 5 - Income Taxes

No provision for federal income taxes has been made for all periods presented since we have had net operating losses. These net operating losses have resulted in a deferred tax asset. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a full valuation allowance. The provision for taxes consists of state and city taxes for Interboro.

Note 6 - Segment Reporting

We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

   Reportable segment data were as follows:


Net revenue:                                         Three months ended Sept. 30     Nine months ended Sept. 30
                                                    ---------------------------     ----------------------------
                                                          2001          2000            2001            2000
                                                          ----          ----            ----            ----
     Campus education and training....................$4,735,535   $  1,904,047    $  9,175,652    $  5,407,820
     Video enhanced communications....................   102,210             --         165,960              --
       Discontinued operations .......................        --        200,482         203,880         772,249
                                                       ---------      ---------       ---------       ---------
         Total revenue ...............................$4,837,745   $  2,104,529    $  9,545,492    $  6,239,233
                                                       =========      =========       =========       =========
Operating net income (loss):
     Campus education and training....................$(645,071)   $    156,110        (297,629)   $    735,666

     EVCI Corporate................................... (580,203)     (1,852,177)     (3,414,387)     (5,122,097)
                                                       ---------     ----------       ---------       ---------
         Total operating net loss ..................$(1,225,274)   $ (1,696,067)   $ (3,712,016)   $ (4,386,431)
                                                      ==========     ==========      ==========      ==========


Assets:                                                      September 30, 2001
                                                             ------------------
Campus education and training ..................................   $ 13,658,963
     EVCI Corporate ............................................      1,611,877
       Discontinued operations .................................        310,000
                                                                     ----------
         Total assets ..........................................   $ 15,579,840
                                                                     ==========


Note 7 - ICTS Acquisition
Effective July 1, 2001, Interboro Holding, Inc. acquired the outstanding shares of ICTS for warrants to purchase 700,000 shares of EVCI's common stock (500,000 at $1.00 per share and 200,000 at $3.00 per share). In addition, certain ICTS shareholders are entitled to receive 20% of ICTS' free cash flow, as defined, up to a maximum of either $500,000 or $600,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, ICTS' results of operations are included in our financial statements commencing July 1, 2001, and its assets and liabilities have been recorded based upon their fair values at July 1, 2001. We acquired assets with a fair value of approximately $2,000,000, subject to liabilities of approximately $6,000,000, and recorded approximately $4,800,000 in goodwill.

Note 8 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. EVCI is in the process of determining the impact of these pronouncements on its financial position and results of operations.

Note 9 - Incentive Stock Option Plan

In May 2001, our board of directors adopted an incentive stock option plan in which 250,000 shares of common stock were reserved for future issuance upon exercise of options granted through May 15, 2003. The plan provides for grants of nonqualified stock options to employees (excluding EVCI executive officers), non-employee directors and others. Unless our board determines otherwise, the option exercise price is the average closing price of the common stock on Nasdaq for the five trading days prior to the grant of the option. Options vest and become fully exercisable 90 days after the grant, until the first anniversary of the date of grant, unless our board determines otherwise, provided the participant is then an eligible employee of, or consultant to, EVCI or a related entity. A total of 139,250 options were outstanding as of September 30, 2001, all as a part of a voluntary salary reduction plan. These options are exercisable at $1.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto for the year ended December 31, 2000, included in our 10-KSB/A for the year ended December 31, 2000, and in conjunction with the financial statements and notes thereto for the nine months ended September 30, 2001 and 2000, included in Item 1 of this report. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to the discontinuation of our activities of delivering synchronized courses using ISDN lines.

Third quarter developments

     o For the third quarter, EVCI lost approximately $1,225,000 from continuing operations. However, for September we had a pretax profit of approximately $225,000. This was our first profitable month.

     o Interboro

          o It increased the enrollment at its Manhattan campus by more than 10% over last fall's enrollment.

          o It implemented programs designed to increase retention both during a semester and from semester to semester.

          o In its first full semester of operation, beginning September 2001, Interboro's Flushing facility enrolled over 200 full-time students and is expected to be profitable for the semester ending in December, 2001. Total enrollment increased from approximately 950 to 1250 students, a 32% increase over the third quarter of 2000.

(Degree) It obtained additional space on West 54th Street for its admissions department.

     o    ICTS

          o We closed, effective July 1, 2001, our acquisition of ICTS. For additional information regarding this acquisition and ICTS, see our Form 8-K dated July 1, 2001.

          o It implemented aggressive cost cutting strategies, with particular emphasis on administrative and instructor costs as a percentage of revenue.

          o It established a new marketing campaign that includes targeted direct mail, e-mail and newspaper advertising.

          o It increased its focus on sales to corporations and government agencies.

          o The United States Secret Service awarded ICTS and one of its instructors, a Certificate of Appreciation for outstanding teaching and for support provided to the agency in its efforts to upgrade its computer systems to Windows 2000.

    o   Impact of September 11, 2001

          o Interboro has not been significantly impacted, principally because student tuition and other costs of attending Interboro are substantially paid out of Federal and New York State grants under the Pell and TAP programs and we were able to keep enrollment at its highest levels. In contrast, ICTS' enrollments were adversely affected. We believe this is primarily because ICTS' students do not receive government grants and, accordingly, must obtain the funds needed to take ICTS courses from their employers or from their own resources. ICTS enrollments and course attendance have improved over September levels but have not yet returned to pre-September 11, 2001 levels.

               We expect our campus education and training school revenues will continue to grow and anticipate reporting an operating profit for the fourth quarter of 2001.

     o Video Enhanced Communications

          Guided by a new division president, EVCI:

          o Introduced and tested it's second-generation technology at 20 revenue-producing client sites that were connected to EVCI's network.

          o Reduced technology solution installations times from months to hours.

          o Designed and enhanced network to allow for scalability to support 150 client stations within 72 hours.

          o Built redundancy into network so that none of our clients using the Internet on or subsequent to September 11 experienced outages of service at our New York City hub.

          o Linked H. Lavity Stout Community College in Tortola, British Virgin Islands to our New York City hub.

     o Nasdaq

          o Nasdaq advised us that it will continue listing EVCI's common shares because we had satisfactorily demonstrated compliance with Nasdaq's maintenance requirements.

     o Discontinued operations

          o In the third quarter of 2001, we stopped delivering synchronous courses using ISDN lines because this activity has continued to be unprofitable. The equipment used by us for these activities, net of accumulated depreciation, is approximately $4 million at September 30, 2001. We accrued an additional $300,000 for costs related to these discontinued activities. Our decision was significantly influenced by Excite@home's inability to deliver the last mile DSL connectivity following the bankruptcy of Northpoint Communications. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from Discontinued Operations" for all periods presented.

Comparison of three months ended September 30, 2001 (third quarter of 2001) to three months ended September 30, 2000 (third quarter of 2000)

Net revenues revenue for the third quarter of 2001 increased 155%, or $2,901,000, to $4,776,000 from $1,875,000 for the third quarter of 2000. The
2001 quarter net revenue consisted of: EVCI, $103,000; Interboro, $2,212,000 and ICTS, $2,461,000. The 2000 quarter net revenue was $1,875,000 for Interboro. Interboro student course registrations increased to approximately 5,000 in the third quarter of 2001 from 3,900 in the third quarter of 2000. This increase included 800 student course registrations at Interboro's new extension campus in Flushing, N.Y. Our Interboro revenue increased $336,000 over 2000, including $280,000 of revenues from our Flushing campus. During the third quarter of 2001, there were 2,305 students enrolled and taking courses at ICTS, which we acquired effective July 1, 2001. EVCI third quarter revenue of $103,000 resulted from new programs using technology solutions and services.

Other income increased to $62,000 for the third quarter of 2001 from $28,000 for the third quarter of 2000. The difference was made up of $18,000 from application fees charged by Interboro and $36,000 from registration fees charged by ICTS. This was offset by a net of a loss of $20,000 from the outsourcing of Interboro book sales.

Cost of sales increased by 305%, or $1,474,000, to $1,958,000 for the third quarter of 2001 from $484,000 for the third quarter of 2000. This increase was comprised of: Interboro, $691,000 and ICTS $1,267,000. In 2000, cost of sales consisted of $484,000 from Interboro. The $207,000 increase at Interboro was made up of Interboro-Flushing teaching related costs of $110,000 and Interboro-Manhattan teaching costs of $97,000 due to its increase in student enrollment. ICTS' cost of sales include book costs of $399,000, instructional costs of $566,000, testing costs of $82,000 and $220,000 of other costs required to register students. As a percentage of our net revenue, cost of sales at Interboro was 31% and at ICTS, 51% for the third quarter of 2001 as compared to 26% at Interboro for the third quarter of 2000. The increased cost of sales at Interboro relates to the staffing of Interboro-Flushing to prepare for the Fall semester of 2001.

Salaries and benefits increased by $25,000, or 1.5%, to $1,642,000 for the third quarter of 2001 from $1,617,000 for the third quarter of 2000. These costs were comprised of: EVCI, $71,000; Interboro, $860,000 and ICTS, $711,000, in 2001, as compared to EVCI, $881,000 and Interboro, $736,000, in 2000. The decrease at EVCI was comprised of a reduction in staff from 58 to 12 persons that reduced costs by $810,000. At Interboro, our increased payroll was $124,000, of which $55,000 is related to administrative salaries and fringes at the Flushing campus. ICTS had executive and administrative salaries and benefits of $711,000. Our total number of employees at September 30, 2001 was 230: 12 at EVCI, 128 at Interboro, consisting of 115 full-time in Manhattan and 13 full-time in Flushing, and 90 at ICTS.

Marketing, brochures and student registrations costs increased to $581,000 for the third quarter of 2001 from $168,000 for the third quarter of 2000. These costs were comprised of: Interboro, $242,000 and ICTS, $339,000, in 2001, and of $168,000 from Interboro in 2000. Marketing costs at Interboro increased $74,000, as a result of marketing costs of $87,000 for Interboro's Flushing campus and a $13,000 reduction in marketing costs at Interboro-Manhattan.

Professional fees increased $246,000 to $390,000 for the third quarter of 2001 from $144,000 for the third quarter of 2000, primarily as a result of the legal, accounting and consulting fees related to potential acquisitions and financings, SEC filings, our annual meeting of stockholders and our responses to the Nasdaq's delisting notice.

Depreciation and amortization increased to $296,000 for the third quarter of 2001 from $120,000 for the third quarter of 2000. These costs are comprised of:
EVCI, $31,000; Interboro, $113,000 and ICTS, $152,000, in 2001 and EVCI, $30,000
and Interboro, $90,000 in 2000. Interboro's depreciation in 2001 includes amortization of goodwill of $47,000 in 2001 and $60,000 in 2000. ICTS costs includes the amortization of goodwill of $80,000.

Other expenses increased to $1,197,000 for the third quarter of 2001 from $1,005,000 for the third quarter of 2000. These costs were comprised of: EVCI, $327,000; Interboro, $529,000 and ICTS, 341,000, in 2001 and EVCI, $755,000 and
Interboro, $250,000 in 2000. Of the decrease at EVCI, $428,000 relates to lower travel expenses, telephone and other general overhead items resulting from reductions of staff. Of the increase at Interboro of $279,000, the Flushing campus contributed $232,000, including $177,000 for rental of a portion of a building in Flushing.

The loss from discontinued operations of $4,354,000 in the third quarter of 2001 consisted primarily of $4,312,000 for the disposal of EVCI related equipment and related licenses, accruals for the termination of EVCI employees and other costs related to the shutdown of our ISDN related activities.

Comparison of nine months ended September 30, 2001 (first nine months of 2001) to the nine months ended September 30, 2000 (first nine months of 2000)

Net revenues for the first nine months of 2001 increased 71%, or $3,835,000, to $9,242,000 from $5,408,000 for the first nine months of 2000. The 2001 net revenue is comprised of: $166,000 at EVCI; $6,615,000 at Interboro and $2,461,000 at ICTS. The 2000 net revenue is comprised of $5,408,000 at Interboro. Interboro student course registrations increased to 11,500 for 2001 from 9,350 for 2000, resulting in additional revenue of $1,207,000. This includes $441,000 from Interboro's Flushing campus. Our new video enhanced communications activities generated $166,000 in the first nine months of 2001 from the roll out of pilot programs.

Other income increased to $99,000 for the first nine months of 2001 from $62,000 for the first nine months of 2000. The difference was made up of $30,000 from application fees charged by Interboro and $37,000 from student fees collected by ICTS and a decrease of $30,000 attributable to Interboro's outsourcing of book sales.

Interest income decreased to $130,000 for first nine months of 2001 from $148,000 for the first nine months of 2000 because we used more of the proceeds from our Series B preferred financings to fund our operations.

Cost of sales increased by 136%, or $1,906,000, to $3,308,000 for the first nine months of 2001 from $1,402,000 for the first nine months of 2000. Cost of sales 2001 consisted of: Interboro, $2,041,000 and ICTS of $1,267,000. In 2000 cost of sales was comprised of $1,402,000 from Interboro. The increase at Interboro was made up of the following: Interboro-Flushing teaching related costs of $178,000 and Interboro-Manhattan teaching costs of $401,000 due to wage increases and an increase in instructors for additional students and a write-off of book inventory of $60,000 due to outsourcing. ICTS cost of sales include book costs of $399,000, instructional costs of $566,000, testing costs of $82,000 and other costs required to register students of $210,000. As a percentage of our net revenue, cost of sales was: Interboro, 31%; and ICTS, 52 % for the third quarter of 2001 as compared to 26% from Interboro for the third quarter of 2000.

Salaries and benefits increased by 4%, or $174,000, to $4,579,000 for the first nine months of 2001 from $4,405,000 for the first nine months of 2000. These costs were comprised of: EVCI, $1,389,000; Interboro, $2,479,000 and ICTS, $711,000, in 2001 and $2,423,000 at EVCI and $1,982,000 at Interboro in 2000.
The decrease at EVCI was comprised of a reduction in staff from 58 to 12 persons resulting in a cost saving of $1,034,000. At Interboro, our payroll increased by $497,000 of which $178,000 is related to administrative salaries and fringes at our Flushing campus. ICTS had executive and administrative salaries and benefits of $711,000. Our total number of employees at September 30, 2001 was 230: 12 at EVCI, 128 at Interboro, made up of 115 full time personnel in Manhattan and 13 in Flushing, and 90 at ICTS.

Marketing, brochures and student registration costs increased by $388,000 to $792,000 for the first nine months of 2001 from $404,000 for the first nine months of 2000. These costs were comprised of: Interboro, $453,000 and ICTS $339,000, in 2001, and Interboro $404,000 in 2000. Marketing costs at Interboro increased by $49,000 as a result of a reduction in Manhattan of $71,000 and additional $120,000 of marketing costs for its Flushing campus. ICTS incurred $339,000 to market its specialized programs.

Professional fees and consulting fees increased to $899,000 for the first nine months of 2001 from $540,000 for the first nine months of 2000, primarily as a result of legal and accounting fees related to potential acquisitions and fnancings, our annual meeting of stockholders and our responses to Nasdaq's delisting notice.

Depreciation and amortization increased to $489,000 for the first nine months of 2001 from $273,000 for the first nine months of 2000. These costs are comprised of: EVCI, $59,000; Interboro, $278,000 and ICTS, $152,000 in 2001 and EVCI,
$90,000 and Interboro $183,000, in 2000. Interboro's depreciation in 2001 includes amortization of goodwill of $144,000 in 2001 and $100,000 in 2000. ICTS includes amortization of goodwill of $80,000.

Other expenses increased to $2,986,000 for the first nine months of 2001 from $2,721,000 for the first nine months of 2000. These costs were comprised of:
EVCI, $1,435,000; Interboro, $1,210,000; and ICTS, 341,000 in 2001 and EVCI,
$2,051,000 and Interboro, $670,000 in 2000. Of the EVCI decrease of $616,000, substantially all of the expenses were related to travel, telephone and other general overhead items that were due to reduction of staff. Of the increase at Interboro of $540,000, the Flushing campus of contributed $444,000, which includes $348,000 for rental of a portion of a building in Flushing.

Loss on investments of $95,000 for the nine months ended September 30, 2000 relates to Visiocom USA.

Liquidity and capital resources

Equipment. Capital expenditures for the first nine months of 2001 were $802,088 compared to $2,293,484 for the first nine months of 2000. In 2001, we upgraded equipment used by Interboro.

Cash Flow. We anticipate, based on current plans and assumptions relating to our current operations, that our cash flow will be sufficient to satisfy our cash requirements at least until December 31, 2002. In addition to significant reductions in staff and other cost reductions made in the first nine months of 2001, we are working to reduce other expenses that do not adversely impact our business prospects. If we are underestimating the cash requirements of our current level of operations, we may require additional debt or equity financing before December 31, 2002. There can be no assurance that any required debt or equity financing will be available on acceptable terms.

Stock Repurchase. In October, 2001, we repurchased 22,800 shares of our common stock from a total of $32, 604.

Financing. We are seeking additional financing to grow our business segments.

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

     o general economic conditions may adversely affect our ability to achieve profitability;

     o our continued negative cash flow could materially impede our ability to operate;

     o our success may depend on our ability to obtain substantial additional financing in order to operate and grow, including by acquisition;

     o our greater emphasis on campus education and training may not enable us to achieve profitability;

     o our acquisition of ICTS may be more of a burden than benefit to us as we continue to develop and implement our plan to turn it around;

     o our plans to continue to grow our campus education and training segment by acquisition may be impeded by our inability to identify and pay for acquisition candidates;

     o payment for acquisitions with our stock could substantially dilute our current stockholders;

     o any acquisitions made by us may not add positively to our profits or cash flow, particularly if a turnaround is required;

     o our enhanced video communication segment is dependent on third parties who may not be able to provide the required services or products in a timely manner;

     o our video enhanced communications segment may not generate any significant revenues or profits;

     o our video transmission technology may not provide a short or long term competitive advantage;

     o demand for our technology solutions and services may not increase rapidly if training and education via live interactive video conferencing does not become widely accepted;

     o other video communications companies may enter the market and the increased competition may negatively impact our ability to be profitable;

     o ICTS current cash requirements could impair EVCI's other operations and plans for growth;

     o we depend on our chairman, president and other key management to operate and grow;

     o Interboro Institute, is subject to extensive Federal and New York State regulation because it depends on substantial federal and state funds in order to operate;

     o ICTS is subject to extensive federal and state regulations in Virginia, Maryland and Georgia;

     o Interboro Institute's prior problems with regulators could recur and adversely affect its operations;

     o other acquisitions by us may subject our operations to further regulatory burdens;

     o our common stock price will be adversely affected if we fail to comply with Nasdaq listing requirements and, as a result, our common stock is delisted from the Nasdaq SmallCap Market; and

     o the other specific risk factors included in our filings with the SEC, including our most current Form 10-KSB/A

     Should any of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. We undertake no obligation to update forward-looking statements.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is filed as a part of this report:

         Exhibit No.        Description of Exhibit

          3.6(b)      --    Certificate of Amendment to the Certificate of
                            Incorporation of the Registrant


(b) Information regarding reports on Form 8-K that were filed by EVCI during the quarter ended September 30, 2001, and the Items reported on, follows:


         Form 8-K, dated July 16, 2001, covering Items 2 and 7 (without financial statements) as amended by amendment dated September 13, 2001, covering Item 7 and including the following financial statements:

          o Educational Video Conferencing, Inc. Pro Forma Consolidated Balance Sheet as of June 30, 2001 (unaudited)

          o Educational Video Conferencing, Inc. Pro Forma Consolidated Statement of Operations for the six months ended June 30, 2001 (unaudited)

          o Educational Video Conferencing, Inc. Pro Forma Consolidated Statement of Operations for the year ended December 31, 2000 (unaudited)

          o ICTS, Inc. Statement of Operations for the six months ended June 30, 2001 and 2000 (unaudited)

          o ICTS, Inc. Financial Statements for the year ended December 31, 2000 and 1999

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2001

                          EDUCATIONAL VIDEO CONFERENCING, INC.

                           By:   /s/  Richard Goldenberg
                                 -------------------------------------------
                                 Richard Goldenberg
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)