Form 10KSB
period 2001-12-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2002-03-15
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001
[ ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________


                         Commission file number 1-14827


                      EDUCATIONAL VIDEO CONFERENCING, INC.


                 (Name of small business issuer in its charter)
              Delaware                                    06-1488212
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710
               (Address of principal executive offices) (Zip code)

         Issuer's telephone number, including area code: (914) 787-3500

         Securities registered under Section 12(b) of the Exchange Act:

            Title of each class        Name of each exchange on which registered
            -------------------        -----------------------------------------
               Common stock,                     Boston Stock Exchange
         $.0001 par value per share              Pacific Exchange, Inc.

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common stock,
                           $.0001 par value per share
                                (Title of class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB __________.

     The issuer's revenues for its most recent fiscal year were $14,681,508.

     As of March 1, 2002, the aggregate market value of the issuer's common equity held by non-affiliates was $5,480,339, based on the closing price of $
1.57 for its common stock on The Nasdaq SmallCap Market on March 1, 2002. 4,421,996 shares of the issuer's common stock were outstanding as of March 1, 2002.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Formats (check one): Yes ____ No   X

                                     PART I

Item 1.  Description of Business.

General

     We primarily provide on-campus education and training. This segment consists of the operations of Interboro Institute and ICTS. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in Manhattan and an extension center in Flushing, New York. ICTS is an information technology training and certification school with four schools, one in each of Atlanta, Georgia; Baltimore, Maryland; and Alexandria and Hampton, Virginia. We acquired Interboro in January 2000 and ICTS in July 2001. Our schools segment provided 100% of our revenues for the year ended December 31, 2000 and 99% of our revenues for the year ended December 31, 2001.

     EVCI's new video enhanced communications segment, which we created in the first quarter of 2001, offers second generation technology solutions and services that permit high quality multi-point video conferencing with three connectivity options: broadband, dedicated Internet access with service level agreements and existing general Internet access from most Internet service providers. This segment provided approximately 1% of our revenues for 2001.

     In the third quarter of 2001, our board decided that we would stop delivering synchronized courses using ISDN lines because this activity continued to be unprofitable. Accordingly, we have reflected the closing of this segment as a discontinued operation in the accompanying consolidated financial statements. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from Discontinued Operations" for all periods presented.

     The events of September 11, 2001 and their aftermath did not significantly impact Interboro. This is principally because student tuition and other costs of attending Interboro are substantially paid out of federal and New York State grants under the Pell and TAP programs and we were able to significantly increase student enrollment and retention. In contrast, ICTS' enrollments were adversely affected. We believe this is primarily because ICTS' students do not receive government grants and, accordingly, must obtain the funds needed to take ICTS courses from their employers or from their own resources.

     We were organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. Our principal executive offices are located at 35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710 and our telephone number is (914) 787-3500.

     See "Forward-looking Statements and Risk Factors" below.

Demand for Career Education

     We think there are three primary reasons for an increasing demand for career-oriented education.

     Recognition of need for training and professional development education

     Many employers recognize the need for continuous enhancement of employee knowledge, education and skill levels. Increasingly, individuals recognize that training and professional development are essential to acquiring, maintaining and advancing their employment and, consequently, their standard of living.

     Rapid and continuing technological advances require entry level workers to have training and education beyond a high school diploma.

     We believe that enrollment for post-secondary campus-based schools increases during economic slow downs because individuals have greater motivation and time to enhance their academic and professional qualifications or re-train in order to compete for jobs.

     Availability of tuition grants and loans

     Corporate, federal and state tuition assistance programs are available to pay for higher education tuition costs. These are almost exclusively in the form of grants and/or subsidized and unsubsidized loans.

     Most Interboro students fund their education primarily through federal Pell grants and New York State Tuition Assistance Program (TAP) grants. Interboro students who do not qualify for full TAP and Pell funding can pay their tuition balance either at the commencement or over the course of the semester.

     Federal funds are not generally available for corporate training at ICTS. Loans are available to creditworthy students from third parties for up to the full cost of their ICTS tuition. These are unsubsidized loans and the student is responsible for all loan payments. ICTS is implementing a program for its courses, taking more than three months to complete, that will allow a student to pay for the course over its term.

     Corporate grants and loans are also generally available for training and development through both tuition reimbursement plans and direct billing. Typically, the employer reimburses its employees or pays the provider for a course or a program of study as long as it has relevance to the employee's job and the employee achieves a minimum grade. However, payment by corporate sponsors generally is not made to us for three to four months after the class ends.

     A substantial portion of ICTS revenues comes from training groups of employees under direct payment plans.

     The rising cost of private colleges and universities

     As four-year baccalaureate private education costs continue to rise, more students will seek the faster and less expensive career route available through technology training and certification schools and associate degree post-secondary schools. At Interboro tuition is now $3,900 per semester, which is lower than most private colleges and can be fully funded through TAP and Pell grants. This gives students, who otherwise could not afford an education, the opportunity, to obtain an Associates Degree in two years. ICTS students can acquire career skills and certifications in programs that run from two days to 27 weeks for tuition between $199 to $12,000.

Our Schools Operating Strategy

     Key components of our operating strategy follow:

     Focus on career based curricula

     Our schools offer educational programs principally in the following career-related areas of study:

     o business studies
     o information technology, including computer, Internet and networking technology
     o ophthalmic dispensary services
     o paralegal studies
     o executive, legal and medical office assistant services
     o security services and management

     We see a growing demand by employers for individuals, possessing career-oriented skills in the above areas, to fill entry-level and advanced positions. Our experience and expertise in these areas enables us to differentiate ourselves from our competitors and to effectively tailor our acquisition and marketing plans.

     Encourage local school management autonomy and accountability and centralize certain management functions

     Management of each of our schools is principally directed by a local president or director with local administrators who are directly accountable for the operations and profitability of their school. Corporate review ensures adherence to business plans. Business strategy, finance, accounting, risk management and legal functions are centralized at our executive offices in Yonkers. This allows us to provide continuity within our schools, along with better administrative and financial oversight.

     When we acquire new schools, we evaluate the capabilities of existing management. We look to retain the most qualified management and use the most efficient and cost-effective operating structure. This allows us to rapidly integrate acquired schools into our business. During the transition, we determine if a school needs additional or stronger managers in key areas and, where necessary, replace existing management with new managers or assign our existing staff to the school.

     Provide a quality and caring educational experience

     Most of our full and part-time faculty members have direct work experience in the subjects they teach. They recreate a workplace environment in the classroom.

     We seek to provide a learning environment where student satisfaction is achieved. We offer a flexible schedule of day, evening and weekend classes. Our schools operate year-round and provide convenient day and evening course scheduling. We encourage personal interaction between our students, faculty and administration. We offer support programs such as on-campus advising, tutoring, and mentoring programs.

     Improve student retention

     Improving student retention is essential to the continued success of our schools. The retention process starts from the initial enrollment and continues through the completion of a student's course of study. As in many post-secondary schools, a substantial portion of our students never finish their educational programs for personal, financial or academic reasons. A substantial increase in revenue and profitability can be achieved through even modest improvements in student retention rates. Our costs to keep current students in school are much less than the expense of our marketing efforts associated with attracting new students.

     We consider student retention the responsibility of the entire staff of each school. Recently we have implemented additional retention programs. School personnel typically work to establish personal relationships with students. For example, students generally receive a telephone call from a school counselor or faculty member if they miss classes. We set realistic goals for our students. We typically group them into cohorts for their classes, tests and support services. Their professors, counselors and advisors work with each cohort to meet that group's particular needs.

     Maintain cutting edge programs

     We strive to meet the changing needs of our students and the employment market. Our schools regularly evaluate their program offerings, consider revisions to existing courses and programs and develop new curricula and tests based upon their evaluations. We are evaluating the feasibility of offering certain ICTS courses to Interboro students.

Our Schools' Growth Strategy

     We see significant opportunities for us to grow this segment of our business. We expect to grow by expanding our existing schools at current locations, adding additional sites and acquiring new schools.

     Enhance growth at existing schools

     We have learned that student enrollment at Interboro directly correlates to the amount of advertising and the placement and timing of the ads. By targeting certain media at select times we have been able to exceed our enrollment projections at Interboro. We believe this is in significant part due to the defined target market for Interboro students and our ability to deliver our advertising message to them. We are revising our ICTS marketing programs so we can generate better qualified leads and convert a greater percentage of these leads.

     Opening additional sites

     The success of Interboro's Flushing extension center encourages us to continue to open new college sites. We believe that convenience is a strong factor considered by our students when selecting a school. Accordingly, we are planning to open additional Interboro sites in New York City and Westchester County, New York. Additional sites will increase our enrollment capacity and allow us to more effectively leverage our infrastructure and our extensive investment in curricula. They will also increase our visibility and, therefore, make it easier to open other sites in New York state. A key advantage of this kind of strategy is that new sites will have immediate access to TAP and Pell financial aid.

     Acquire additional schools

     Acquisitions are an integral part of our growth strategy. We look to buy for-profit, career-oriented schools which have sound management, fully functional operations and quality educational programs. We seek schools that will benefit from our management experience and operating strengths and will allow us to increase their enrollment, revenue and profitability.

     During 2001, we primarily targeted schools that needed to implement significant operational changes in order to survive. As a result we acquired ICTS. However, we also expended significant effort and financial resources on due diligence and in negotiating agreements to make acquisitions that we ultimately decided not to conclude. While we will continue to look at turnaround opportunities, we are also focusing more on other acquisition candidates.

     Distance Learning

     Education delivered via the Internet is an increasingly important component of the higher education market. ICTS, in partnership with a third party, presently delivers some courses via the Internet. We anticipate expanding this activity. We are exploring offering ICTS courses remotely to sites in New York.

Our  Schools

     Interboro Institute

     Interboro is accredited by the New York State Board of Regents. The Associate of Occupational Studies Degree can be obtained at Interboro in:

     o business administration
     o ophthalmic dispensing
     o paralegal studies
     o office technologies
     o security services and management.

     Interboro has spring, summer and fall terms. The increasing demand for Interboro's college offerings prompted us, in 2001, to open a new site in Flushing, New York. We also increased our classroom capacity at our Manhattan campus by leasing space for additional administrative offices.

     Most of Interboro's student body consists of non-traditional students who pay their entire tuition using Pell and TAP grants. Students with a tuition balance either pay prior to the start of the semester, during the course of the term, or over time as required by the terms of their promissory note to Interboro.

     There are approximately 1400 students enrolled at Interboro for the spring semester, 1100 in Manhattan and 300 in Flushing. Our total capacity in Manhattan is now about 1150 students. We recently received regulatory approval of our application for extension center status for Interboro's Flushing site. This allows us to grow to our current target of 600 students, which we believe we can do within 12 months.

     Some of our 2001 accomplishments at Interboro include:

       o strengthening Interboro's academic programs, including by raising the academic standards in english and mathematics, strengthening the qualifications of its existing faculty and hiring highly qualified new instructors, and upgrading our library and computer lab.

       o    increasing enrollments each semester over comparable 2000 semesters.

       o enrolling 250 full-time students and generating a net operating profit at the Flushing site for its fall semester, its first full semester of operations.

       o    renewing activity in professional associations.

       o moving the main campus admissions operations to a new modern midtown facility.

       o    implementing new marketing strategies.

       o    incorporating new retention strategies.

       o converting our secretarial sciences degree program to an office technologies degree program by adding instruction in computer and other office technologies. The new program trains students to become an executive assistant, legal office assistant or medical office assistant.

         Interboro's plans for 2002 include:

       o expanding Interboro's operations by obtaining more space for its Manhattan campus and opening additional sites in the New York City area.

       o offering Associate in Applied Sciences (AAS) degrees in addition to the AOS degrees now offered by Interboro. We are awaiting approval of our request for AAS degree authority in computer networking and programming that was filed with the New York State Education Department in February 2001. AAS degrees carry a higher percentage of liberal arts and sciences and are more easily accepted for transfer to baccalaureate schools than the AOS degree.

       o significantly revising the security management program major to meet current market demands by including concentrations in transportation and computer security.

       o creating a new insurance and financial services certificate and degree program.

       o Beginning the process of securing Middle States Association accreditation which, if obtained, will enhance Interboro's academic credibility and enable it to recruit in additional markets.

     ICTS

     ICTS provides a wide range of certified training and certification programs in database, network engineering/administration, web site design, and e-commerce. Its certification programs include:

       o    CCNA - Cisco Certified Network Associate

       o    CCNP - Cisco Certified Network Professional

       o    MCSA - Microsoft Certified Systems Administrator

       o    MCSE - Microsoft Certified Systems Engineer

       o    SSCP - Systems Security Certified Practitioner

       o    CISSP - Certified Information Systems Security Professional

       o    Oracle DBA - Oracle Database Administrator

       o    Network+ - CompTIA Network Plus Certification Program

       o    A+ - CompTIA A Plus Certification Program

       o    Various Application Programs (Word, Excel, PowerPoint, etc.)

       o    CIW - Certified Internet Webmaster

     Many of ICTS' programs have been favorably reviewed by the American Council on Education (ACE) and have been granted "ACE Credit Recommendations." As a result, ICTS students may have the opportunity to earn credits when seeking college degrees.

     ICTS offers its programs through the continuing education departments of its college and university partners at locations that are usually adjacent to their college campuses. ICTS also offers on-site training to employers and recently began offering IT courses online.

     ICTS partners with Mercer University in Atlanta, Towson University in Baltimore, North Hampton Community College in Alexandria and Thomas Nelson Community College in Hampton. It recently entered into a contract with Old Dominion University that allows ICTS to offer programs throughout Virginia.

     ICTS students must pay their tuition from their own or their employers' funds. ICTS is not eligible for federal or state tuition grant assistance. ICTS courses take from two days to 27 weeks to complete.

     For information relating to the terms upon which we acquired ICTS, see our Form 8-K dated July 1, 2001, as amended.

     Our 2001 activities at ICTS, since we acquired it, effective July 1, 2001, have included:

       o implementing aggressive cost cutting strategies that have resulted in annualized reductions of more than $1.7 million.

       o determining the viability and prospects of each ICTS school. If we don't think a school can become profitable or sustain profitability, we will sell or close it.

       o establishing a new marketing campaign that includes targeted direct mail, e-mail, telemarketing, radio and newspaper advertising.

       o increasing ICTS' focus on sales to corporations and government agencies.

       o receiving a Certificate of Appreciation from the U.S. Secret Service for outstanding teaching by an ICTS instructor and for support provided to the agency in its efforts to upgrade its computer systems to Windows 2000.

       o reacting to a significant decline in ICTS' revenues after September 11, 2001 by further reducing costs and restructuring our business plan for the balance of 2001 and 2002.

Marketing

     We employ a variety of advertising techniques to generate qualified leads of potential applicants for our schools. Depending on the target market, we use radio, e-mail blasts, direct mail, newspaper, subway and bus ads, cable television and the yellow pages. The effectiveness of our advertising campaigns depends on the placement and timing of ads and following up with timely and accurate lead tracking. Each school is directly responsible for tracking its leads and converting them to enrollments. Our lead tracking capability allows us to identify leads generated by specific media and adjust our spending to focus on the most cost effective lead sources.

Tuition

     Tuition at Interboro is now $3,900 per semester. ICTS tuition ranges from $199 for a computer application course to $12,000 for its A+, Net+ and MSCE program. At ICTS, tuition presently includes the costs of textbooks and other supplies. Our tuition ranges are competitive with similar institutions but, like many proprietary institutions, are somewhat higher than public institutions such as community colleges and state universities.

     Interboro's tuition refund policy must meet the requirements of the U.S. Department of Education and New York State Education Department. For example, the DOE requires Interboro to return a portion of the Title IV funds disbursed to it if a student withdraws prior to completion of 50% of a semester. Each of the ICTS centers must comply with the refund policies of the states in which they are located. These are generally similar to the Title IV refund policy.

Government Regulation of Proprietary Schools

     In connection with the receipt by its students of government-sponsored financial aid, Interboro is subject to extensive regulation by governmental agencies and licensing and accrediting bodies. In particular, the Higher Education Act of 1965, and the regulations issued thereunder by the DOE. The HEA subjects participants to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA.

     Under the HEA, regulatory authority is divided among:

       o    the federal government, which acts through the DOE

       o    the accrediting agencies recognized by the DOE

       o    state higher education regulatory bodies

     The HEA regulations must be complied with on an institutional basis. The regulations define an institution as a main campus and its additional locations, if any.

     Interboro Institute

     Accreditation. The New York Board of Regents accredits Interboro. Accreditation provides the basis for (i) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students and (ii) qualification to participate in Title IV programs.

     The New York State Education Department, through the Board of Regents, requires registration approval of all degree programs. Interboro degrees were reregistered in February 2002 for a period of three years. Under the Regents' rules governing a change of ownership, the Regents presently issue degrees earned by Interboro students. We expect that Interboro's ability to award its own degrees will be reinstated in the near future. Interboro's Associate of Occupational Sciences degree in Ophthalmic Dispensing is also accredited by the Commission of Opticianry. The accreditation for this degree program was last issued in March 1999 for a six-year period.

     Pell grants. Interboro's participation in the federal Pell grant program subjects it to substantial regulatory oversight by the DOE under Title IV. For 2001, approximately 39% of Interboro's revenue was derived from Title IV funding. Interboro has chosen not to participate in the Title IV loan programs.

     Aid under the Pell grant programs is awarded by the DOE on the basis of financial need, generally defined as the difference between the cost of attendance and the amount a student can reasonably contribute to that cost.

     Under the Pell grant program, Interboro is subject to frequent compliance and financial reviews and detailed oversight and must comply with a complex framework of laws and regulations. Factors that could affect Interboro's participation in the Pell grant program include:

       o Interboro must satisfy minimum standards established to assess its financial condition at the end of its fiscal year.

       o Interboro could lose its eligibility to participate in Title IV if it receives in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges.

       o Interboro cannot pay any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Interboro believes that its current compensation plans comply with HEA standards.

       o Interboro's participation in Title IV is based, in part, on satisfying administrative capability requirements.

       o Interboro's administration of Title IV funds is audited annually by an independent accounting firm and the resulting audit report is submitted to the DOE. If it is determined that Interboro improperly disbursed Title IV funds or violated a provision of the HEA, it could be required to repay such funds and might be assessed an administrative fine. Interboro could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student's eligibility for Title IV funds before receiving funds from the DOE. Interboro was recently required to provide a $35,000 letter of credit to the DOE because it was late in making some required refund payments.

       o Substance violations of Title IV requirements could also subject Interboro to other civil and criminal penalties including loss of Title IV eligibility.

     Participants in the Title IV programs are evaluated for compliance with minimum financial standards in several circumstances, including as part of the DOE's recertification process and also annually after submission of audited financial statements to the DOE.

     Under new regulations, the DOE calculates three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio. Each ratio is scored separately and is then combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the "Intermediate Zone," which is
1.0 to 1.4), the institution may take advantage of an alternative that allows it to continue to participate in the Title IV programs for up to three years under additional monitoring and reporting procedures, but without having to post a letter of credit in favor of the DOE. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Intermediate Zone for more than three consecutive years, the institution may be required to post a letter of credit in favor of the DOE. Our calculations show that Interboro meets the minimum requirement for unconditional approval.

     An institution that the DOE determines does not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis.

     TAP grants. Interboro is subject to extensive regulation in New York State in connection with its participation in TAP. TAP is a tuition grant program in which most of Interboro's students participate.

     TAP funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit as are future disbursements. The purchase price payable by EVCI for Interboro would be reduced to the extent of any disallowance under TAP or Pell with respect to periods prior to January 14, 2000.

     Factors that could affect Interboro's participation in TAP include:

       o    Interboro must timely disburse financial aid funds due to students.

       o    Interboro cannot certify ineligible students to receive TAP grants.

       o Interboro must provide a copy of any draft and final audit report, final determination, and notices of disciplinary action which are issued or brought by any State, federal or accrediting agency and are relevant to the administration of, or eligibility of students for, financial aid programs administered by New York State Higher Education Services Corporation.

     Change of ownership or control

     A change in control of an institution eligible for Title IV funds can affect the institution's eligibility to participate in Title IV programs. In order to maintain eligibility the institution must reestablish its state authorization and accreditation and satisfy DOE's requirements to be recertified by the DOE as an eligible institution under new ownership.

     A school which undergoes a change of ownership resulting in a change of control, including Interboro, must be reviewed and recertified for participation in the Title IV programs under its new ownership. If a school is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

     Interboro initially received its temporary certification that became a provisional certification on April 4, 2000. Subsequently the DOE renewed Interboro's provisional certification through December 31, 2004.

     The DOE, state education agencies and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. Because we are a publicly traded corporation, DOE regulations provide that a change of control of EVCI occurs under either of two standards.

     First, it occurs if a person acquires ownership and control that requires us to file a Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, a change of control occurs if a stockholder (other than an institutional investor) that owns at least 25% of our voting stock and more voting stock than any other stockholder ceases to satisfy either of those conditions.

     New York, Virginia, Maryland and Georgia and accrediting agencies for our schools also include the sale of a controlling interest of common stock in their definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and accrediting agencies vary widely.

     The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our capital stock.

     Opening additional schools and adding educational programs

     The HEA generally requires that proprietary schools be fully operational for two years before applying to participate in Title IV programs. However, a school that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location immediately, if such additional location satisfies all other applicable eligibility requirements including approval by the state licensing agency and accrediting agency. In Interboro's case, the New York State Education Department is both our licensing and accrediting agency. Our expansion plans are based, in part, on our ability to open new sites as additional locations of our existing schools. A school that satisfies certain conditions may open an additional location that can begin participating in Title IV programs as soon as the school notifies the DOE of such location, rather than waiting for DOE approval.

     Generally, a school that is eligible to participate in Title IV programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the school already offers programs at that level, or if it prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that school and the program meets minimum length requirements. If a school erroneously determines that an educational program is eligible for Title IV programs, the school would likely be liable for repayment of the Title IV funds provided to students in that educational program. We do not believe that current DOE regulations will create significant obstacles to our plans to add new programs.

     Some of the state education agencies and accrediting agencies also have requirements that may affect a school's ability to open a new site, acquire an existing site, establish an additional location of an existing institution or begin offering a new educational program.

Competition Among Schools

     Our schools compete with other schools to recruit students. The post-secondary education market is highly fragmented and competitive. Our schools often compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Private and public colleges and universities may offer courses of study similar to those of our schools.

     Interboro's eligibility for Pell and TAP funds gives it a competitive edge in its target market over non-accredited career schools. Interboro also holds a competitive edge because it accepts students under federal ability to benefit regulations. These students are not high school graduates. Many schools only accept high school graduates or the equivalent. To accept students who are not high school graduates, Interboro must demonstrate that the student has the

"ability to benefit" from Interboro's programs, principally through the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE rules.

     In contrast, ICTS usually charges higher tuition than some public institutions because government subsidies, government and foundation grants, tax-deductible contributions and other financial resources are available to the public institutions.

     We also believe that our schools compete with others principally based upon the quality of educational programs, reputation in the business community, costs of programs and availability of tuition assistance.

Competition for School Acquisitions

     Many of our competitors in both the public and private sectors have substantially greater financial and other resources than us. We have, accordingly, been seeking to acquire schools that are not of interest to most of these companies because of their modest size and need for new management that can devise and implement turn-around strategies.

     Changes in the regulatory environment have stimulated consolidation in the post-secondary education industry. Regulations adopted in recent years have tightened standards for educational content, established strict standards for student loan default rates, required intensified scrutiny by state education agencies and accrediting agencies and created more stringent standards for the evaluation of an institution's financial responsibility and administrative capability. As a result, some career-oriented schools have been forced to sell out or close because they lacked sufficient quality or financial resources or could not manage the increased regulatory burden. The opportunity for us to acquire Interboro arose because its former management was unable to satisfy TAP authorities.

     We have competitive advantages over potential new entrants into the post-secondary education market. They will face significant barriers to entry due to the highly regulated nature of the industry and the considerable expense of start-up operations. In addition, our senior management has significant experience in starting and operating new college centers.

Our Enhanced Video Communications Technology and Services

     In 2001, we provided video conferencing services to 15 companies or institutions either directly, though reseller relationships, or as partners. The total number sites in service on our network was 29 at December 31, 2001, of which 19 were used by paying customers. Our customers primarily used our services and network for internal communications and training. Some used our services to interact with other companies on our network.

     Our clients can access our network by using the Internet to reach one of our three hubs that are geographically dispersed throughout the New York metropolitan area. Each hub has multiple multi-point conferencing units that allow interactive video conferencing among as many as 300 participants located anywhere there is high speed Internet access. None of our Internet-based clients using our network had interruptions of service on account of the September 11 attack because of the redundancy we have built into the network.

     We believe our multi-point video conferencing technology solutions and services are superior to those currently being offered in the marketplace. The most widely used multi-point video conferencing equipment generally broadcasts two to four interactive participants. However, our proprietary software allows for simultaneous interaction among as many as 33 enabled stations (PCs and/or full room stations) located in up to 33 dispersed geographical locations. One facilitator / instructor orchestrates the ability of participants to see and speak to each other. Our solutions and services cost much less than our competition and require less bandwidth while providing a higher quality video experience. We are doing this synchronously, using interactive video conferencing technologies.

     Material portions of our software are owned by us and are protected by agreements with a third party software developer. Other portions are licensed to us by the developer.

     Under new leadership during the last half of 2001, this segment's accomplishments included:

     Enhancing the network by:

       o reducing network installation time frames from six months to six weeks and technology solution installation time frames from months to hours.

       o introducing remote servicing capabilities for installations and troubleshooting.

       o subcontracting labor-intensive business functions to outside specialists, thereby allowing us to manage the division with fewer employees.

       o substantially reducing monthly networking costs by redesigning EVCI's network.

       o redesigning EVCI's network to include three geographically dispersed hubs that permit scalability to support 300 client stations within 72 hours, full redundancy and virtual private network services.

       o expanding the capabilities of our network to permit cross connectivity between clients that don't have broadband but do have high speed Internet protocol communications for video, audio and data transmissions (e.g. using fractional Ts or cable modems).

       Improving the functionality of our technology by:

       o    enabling video conferencing using a laptop.

       o using pan/tilt/zoom cameras to improve the quality of video conferencing delivered to a room full of students.

       o making our software compatible with Windows 2000 and any other application that will open on the facilitator's or instructor's station.

       o enabling ISDN sites to participate in video conferenced classes (video and audio only)

       o    incorporating password protection into our classes.

       o using VCR/DVD playback to allow any site to share a tape or CD with the class.

     Establishing a visible user base representing a cross-section of markets by:

       o video enabling 29 sites, from business, education and not-for-profit market sectors.

       o delivering programs to H. Lavity Stout Community College in Tortola, British Virgin Islands through our New York City hub over ATM.

     In 2002, we are focusing more on revenue generation. Our marketing activities include seeking relationships with large distributors and introducing a new agent program that will give us market reach without the expense associated with setting up a large sales force.

     Our ability to grow this division has been impeded by the limited cash resources we have allocated to it. Most of our financial and other resources are being allocated to the operation and growth of our schools. We are, however, considering various alternatives for the future of the division. These include a spin off under circumstances where additional financing is provided, a joint venture, a sale of the division or growing the division from within by increasing the opportunities for revenue that can sustain the division's operation without diverting cash from our schools business.

Employees

     As of March 1, 2002, we had 232 full-time employees and 45 adjunct faculty. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Forward-looking Statements and Risk Factors

     Statements and financial discussion and analysis by our management contained in this 10-KSB that are not historical facts are forward-looking statements. They reflect management's current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. If any of the following or other risks actually occur, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

     If we cannot generate more revenue and stem our continuing losses, we will not become profitable.

     Our net revenue and net loss for the year ended December 31, 2000 was $7,479,000 and $10,140,000. Our accumulated deficit at December 31, 2000 was $21,475,000. Our net revenue and net loss for the year ended December 31, 2001 was $14,525,000 and $8,837,000 and our accumulated deficit at December 31, 2001 was $31,478,000. Although we achieved our first profit from operations in the fourth quarter of 2001, we may be unable to generate enough revenue to offset our operating costs so that we have net income and positive earnings per share. In large measure, this could be true because ICTS' losses could continue to be greater than Interboro's profits.

Our continued negative cash flow could materially impede our ability to operate.

     Our negative cash flow from operations was $10,143,000 for 2000 and $3,314,000 for 2001. At December 31, 2001, we had $ 2,441,000 in cash and cash equivalents. The rate at which we have used cash to operate and grow our business has limited, and may further limit, our ability to implement our business strategy.

Our success may depend on our ability to obtain substantial additional financing.

     From our inception in March 1997 through December 31, 2001, we have received net proceeds from offerings of our debt and equity securities of approximately $35,130,000.

     From November 2001 to March 2002, we attempted to raise up to $2,000,000 in a private offering to accredited investors of a new series of our preferred stock. As of December 31, 2001, we had raised $130,000. As of March 1, 2002, we had raised $623,000. As a result, we are considering making another private offering because we want to have more cash to grow internally, to compete for and complete acquisitions, assure our compliance with Nasdaq's minimum stockholders' equity requirement of $2.5 million for continued listing, and have reserves for unanticipated developments.

     At December 31, 2001, we had negative working capital of $2,750,000 which includes $4,271,000 of deferred tuition revenue. We believe that cash flow from our operations and the cash we now have will be sufficient to satisfy our minimum cash requirements until at least December 31, 2002. If, however, we are underestimating our cash needs, we will require additional debt or equity financing sooner. After December 31, 2002, we may, require additional funding in order to operate. Our ability to obtain necessary financing and its cost to us are uncertain.

ICTS may continue to be more of a burden than a benefit to us as we continue to try to turn it around.

     Although ICTS' monthly loss has been significantly reduced, it is still losing an average of $75,000 each month. As part of the our cost reduction activities, the Baltimore school is focusing exclusively on the corporate, government and agency markets. To reduce expenses further we may be required to close one or more schools.

     If we close a school, we will incur significant costs to teach-out the students currently enrolled in its programs. If we cancel classes, we will be required to refund tuition deposits.

     In addition, closing one school would adversely affect our relationships with our college or university partners and revenue generated by other ICTS schools.

     ICTS may not be able to increase revenues if the current down turn in the information technology market is protracted or as a result of the uncertainty regarding the market's future.

     If ICTS continues to lose money, our board may decide to stop funding its cash deficits and we may be required to write down all or a substantial portion of approximately $4.6 million of goodwill currently attributable to ICTS.

Interboro Institute is subject to extensive federal and New York State regulation because it depends on substantial federal and state funds in order to operate.

     Interboro's participation in the Pell grant program under Title IV of the HEA subjects it to frequent reviews and detailed oversight and requires it to comply with complex laws and regulations. Similarly, Interboro is subject to extensive regulation and oversight by New York State administrators of TAP. Approximately $9.2 million in Pell and TAP financial aid was provided to Interboro students during 2001. Most of Interboro's students rely on this aid to pay their tuition. Any significant change, curtailment or delays in disbursement of Pell or TAP funds would have a material adverse effect on Interboro and, therefore, on us. This could result from our failure to comply with existing regulations or significant changes in Federal or New York State regulations governing eligibility for, or the amount or timing of, aid disbursements among other things. Current funding for Title IV expires on December 31, 2003 and New York State has considered modifying TAP funding.

     The regulations, standards and policies of the regulatory agencies frequently change. Changes or new interpretations could have material consequences for our schools' accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV, TAP or other programs and/or costs of doing business.

Interboro Institute's prior problems with regulators could reoccur and adversely affect its operations.

     Prior to our acquiring Interboro, TAP administrators disallowed approximately $4,800,000 of grants previously disbursed to Interboro for academic years 1989/1990 through 1991/1992. After protracted litigation, Interboro was required to repay approximately $5,850,000, including $1,050,000 of interest, to the New York State Higher Education Services Corporation. The entire amount has been fully paid and all but approximately $700,000 was paid prior to our purchase of Interboro. However, funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit by TAP administrators as are future disbursements. Interboro cannot predict if any future disallowances might occur as a result of additional TAP audits. Interboro believes it is operating in compliance with TAP rules.

Regulatory agencies or third parties may commence investigations or institute litigation against us.

     From time to time, we may be subject to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions, loss of financial aid eligibility, or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues. This could also materially hurt our business.

Failure to effectively manage our growth could hurt our business.

     We want to continue to grow rapidly. If we can, this will probably strain our management, operations, employees and resources. We cannot assure our stockholders that we will be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve significant growth on a timely or profitable basis. If we are unable to manage our growth effectively, our business could be materially hurt.

Our business could materially suffer if we cannot effectively identify, acquire and integrate additional schools.

     We expect to continue to seek acquisitions in order to grow. We often engage in evaluations of, and discussions with, possible acquisition candidates. We may be unable to acquire certain schools because we may not be able to raise sufficient funds to finance their acquisition or we may be unable to use our stock to fund the purchase. In addition, we may choose not to purchase a school after we conduct our due diligence. In 2001, after a significant expenditure of time, effort and money, we decided not to acquire IBS International Business Schools Inc., which had been one of Canada's largest operators and franchisors of post-secondary business career schools. From this and other experiences, we know that it takes time and resources to identify and acquire suitable acquisition candidates.

     We have been focusing primarily on distress situations that we believe are well priced and that we can turnaround as we did successfully with Interboro. Our success with Interboro may not be repeated. Potential hurdles for us include:

     o an inability to fund operations of the acquired company while we seek to turn it around

     o possible loss of key employees

     o diversion of our management resources

     o adverse effects on our operating results

     o unanticipated business or regulatory uncertainties or liabilities

     o breaches of representations or warranties by the seller of the acquired company for which we do not have adequate recourse

     o underestimation of the turn around costs for an acquisition

     o failure to develop or implement a viable turn around strategy

     o an inability to continue a school's participation in financial aid programs as a result of regulatory change in control provisions

Our failure to effectively open new schools or add new services could adversely affect our business.

     Opening additional school sites requires us to use our cash for new personnel, capital expenditures, marketing expenses and other startup costs. To open a new site, we are also required to obtain appropriate federal, state and accrediting agency approvals. Our failure to effectively locate, open and manage the operations, or to obtain authorization to participate in the federal and state financial aid programs, of newly established sites could have a material adverse effect on those and our other sites.

Payment for acquisitions with our stock could substantially dilute our current stockholders.

     For the foreseeable future, we expect we will be required to use our stock as currency to pay for school acquisitions. While the low price of our stock may be attractive to sellers of schools, our current stockholders may be substantially diluted as a result of the number of shares we are required to issue to those sellers.

If our common stock is delisted from the Nasdaq, the liquidity of our common stock and our ability to raise additional capital and make acquisitions could adversely affected.

     In 2001, our common stock was nearly delisted from the Nasdaq SmallCap Market because we were not in compliance with the continued listing requirements of a minimum of $2.5 million of stockholders' equity and a minimum bid price of $1.00. After protracted and expensive negotiations with our Series B preferred stockholders, we were able to reclassify our Series B preferred stock as permanent equity. This resulted in an increase in stockholders' equity by more than $12.4 million. Our stock price rebounded and has been more than $1.00 since August 27, 2001. As a result of continuing losses, including a $4 million charge for discontinued operations, at December 31, 2001 our stockholders' equity was $3,641,000.

     Our net worth could fall below $2.5 million if we are required to substantially write down the approximately $4.6 million of goodwill attributable to our acquisition of ICTS.

     If our common stock is delisted in the future because we are not then in compliance with the Nasdaq minimum stockholders' equity and minimum bid price requirements, trading would thereafter be conducted in the over-the-counter market on the "electronic bulletin board" or in the "pink sheets": As a consequence:

       o the liquidity of our common stock would be impaired, not only in the number of securities which could be bought and sold but also through delays in a the timing of transactions, reduction in security analysts' and the news media's coverage of us and lower prices for our common stock.

       o these trading factors would also make our common stock less attractive to potential sources of financing and as a currency to pay for acquisitions by us.

Our enhanced video communications segment has not and may never generate profits.

     Some of the more significant reasons why this segment might not ever become profitable are:

       o our inability to operate and grow this segment has been impeded by the limited cash resources we have allocated to it.

       o this segment depends on third parties that may not be able to provide the required services or products in a timely manner. These include hardware, software, network and content providers.

       o because we do not have the capital necessary to broadly deploy our video transmission technology solutions, they may become obsolete before gaining market acceptance or providing a competitive advantage.

       o demand for our technology solutions and services may not become significant if training and education via live interactive video conferencing does not become widely accepted.

       o our marketing strategies to use large distributors and an agent program may not provide us with any significant market penetration.

       o the loss of the segment's key personnel could impact or the segment's ability to operate and grow.

In a continued economic downturn, it could become more difficult for us to operate and grow.

     We believe that our campus schools segment should do well in a continuing recession because schools such as ours have historically been able to do this. However, other than the current one, we have had no experience operating our business during a recession. At ICTS and our enhanced video communications division, we have already had to make significant cutbacks in personnel and reallocate our resources in order for us to continue their operations. As the recession continues, we may be required to make additional cutbacks and/or reallocate additional resources.

We depend on our chairman, president and other key management personnel to operate and grow.

     We believe the efforts of our executive officers and other management personnel, especially Dr. Arol I. Buntzman, our chairman and chief executive officer, and Dr. John J. McGrath, our president, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance on the life of Dr. Buntzman in the amount of $2 million. We have employment agreements, expiring December 31, 2002, with each of Dr. Buntzman and Dr. McGrath.

Our chairman and other principal stockholders can act together to control our business and policies without the approval of other stockholders.

     Our officers and directors as a group, together with Tayside Trading, Ltd., DEWI Investments Limited and B&H Investments Ltd., can vote more than 40% of our currently outstanding common stock. This is probably sufficient to control the outcome of any stockholder vote except where the vote of our Series B preferred stock is required on matters that include:

     o any increase or decrease in our authorized capital stock;

     o the sale of all or substantially all of our assets or the assets of any of our subsidiaries; or

     o any merger involving us or any of our subsidiaries.

     In addition, as a result of voting agreements our chairman has with our president and chief financial officer and his spouse, our chairman has the power to direct the vote of more than 20% of our common stock. This may be sufficient for Dr. Buntzman to alone control the outcome of any stockholder vote not requiring the vote of holders of our Series B preferred stock.

Our share price has ranged greatly since we went public and may be very volatile in the future.

     Since our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94.

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

       o    acquisition of post-secondary institutions; and

       o    additional financings.

     In addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our actual operating performance.

Provisions of law and two agreements may prevent takeovers and depress the price of our shares.

     Certain provisions of Delaware law, an agreement with our chief executive officer and an agreement with holders of our Series B preferred stock could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us. The provisions of these agreements include:

       o our chairman is entitled to certain payments if his employment is terminated following a change of control of us.

       o Series B preferred stockholders can require redemption of their shares if our board authorizes a transaction resulting in change of control of us.

       o Series B preferred stockholders must consent to transactions that, in addition to those referred to above, include:

            o  paying dividends on our common stock

            o  incurring indebtedness in excess of $15,000,000

            o incurring indebtedness of more than $2,000,000 that is senior to our $910,000 note payable to the Series B holders

     Such provisions could limit the price that investors might be willing to pay in the future for our common stock because they believe our management and holders of our Series B preferred can defeat a takeover of us that could be beneficial to non-management stockholders.

Our classified board limits stockholder voting for election and removal of directors.

     Our board of directors is divided into three classes. The directors in each class are elected for three-year terms when their class stands for election at a stockholder meeting. This staggering of director terms protects directors from being removed from office by anyone engaged in a proxy contest for control of the board and dilutes the ability of stockholders to influence corporate governance policies. Furthermore, a director may only be removed, with or without cause, by the holders of 66 2/3% of the shares entitled to vote at an election of directors.

Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

     Our certificate of incorporation and by-laws include provisions whereby our officers and directors are to be indemnified against liabilities to the fullest extent permissible under Delaware law. Our certificate of incorporation also limits a director's liability for monetary damages for breach of fiduciary duty, including gross negligence. In addition, we have agreed to advance the legal expenses of our officers and directors who are required to defend against claims. These provisions and agreements may have the effect of reducing the likelihood of suits against directors and officers even though such suits, if successful, might benefit our stockholders and us. Furthermore, we may be adversely affected by paying the cost of settlement and damage awards against directors and officers.

Item 2.  Description of Property.

     The following table sets forth information about our facilities, all of which are leased and are adequate for our current operations.

Location                    Approximate Square Feet      Purpose
--------                    -----------------------      -------
Yonkers, New York                    8,000               EVCI's corporate and
                                                         administrative offices

New York, New York                   28,000              Interboro's Manhattan
                                                         campus

New York, New York                   2,000               Interboro's admissions
                                                         department

Flushing, New York                   11,000              Interboro's Flushing
                                                         extension center

Atlanta, Georgia                     14,000              ICTS school

Baltimore, Maryland                  14,000              ICTS school

Alexandria, Virginia                 5,500               ICTS corporate and
                                                         administrative offices

Alexandria, Virginia                 14,000              ICTS school

Hampton, Virginia                    5,000               ICTS school

Item 3.  Legal Proceedings.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Our common stock is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange under the symbol "EVCI," and on the Pacific Exchange under the symbol "EVC." The following table sets forth the high and low sales prices, of our common stock, as reported by Nasdaq, for each quarter of 2000 and 2001.

               2000:
               First Quarter                          $40.938           $15.500
               Second Quarter                          38.000            12.000
               Third Quarter                           18.500            10.375
               Fourth Quarter                          12.063             1.750
               2001
               First Quarter                            4.375              .813
               Second Quarter                           2.250              .260
               Third Quarter                            1.360              .290
               Fourth Quarter                           2.200             1.420


     As of February 15, 2002, the number of stockholders of round lots (100 or more shares) of our common stock was 1,474.

     We have never declared or paid any cash dividends on our common stock. We currently anticipate retaining any future earnings to finance internal growth and potential acquisitions.

     We cannot pay any dividends on our common stock unless we have paid all cumulative dividends and set aside enough money to pay the next dividend due on our Series B preferred. Cash dividends are payable semi-annually on our Series B preferred, as and when declared by our Board. Our Board did not declare the December 31, 2001 dividend of $249,315 on our Series B preferred. Cumulative dividends are payable upon conversion of Series B preferred, subject to applicable law.

     Series C Preferred and Warrants

     On November 29, 2001, we created a new series of preferred stock designated Series C 8% Convertible Preferred Stock. The Series C preferred consists of 20,000 shares, each having a stated value of $100. The Series C preferred were sold in Units consisting of 250 shares each and Warrants to purchase the number of shares of our common stock determined as provided below.

     This offering was made solely to accredited investors, as defined in Regulation D under the Securities Act of 1933 and in reliance upon the exemption afforded by Section 4(2) of that Act.

     Conversion. Series C preferred has optional and automatic conversion features:

     o Shares are convertible into our common stock, at the holder's option, until the 90th day after the effective date the registration statement that registers the resale of such common stock under the Securities Act.

       We are filing the registration statement contemporaneously with the filing of this report and will use our best efforts to have it declared effective within 150 days.

     o The number of shares of common stock issuable upon the optional conversion of one share of Series C preferred will be determined by dividing $100 by the optional conversion price.

     o The optional conversion price initially is $1.52, subject to adjustment.

     o If our profit from operations is at least $.075 per common share outstanding, for the quarter ending March 31, 2002, the optional conversion price will adjust to $2.00.

       The optional conversion price also will be adjusted in the event of subdivisions, combinations, stock dividends, reclassifications and recapitalizations relating to our common stock.

     o On the 90th day following the effective date of the registration statement, all of the outstanding shares of Series C preferred will automatically convert into our common stock. The automatic conversion price will be the higher of the optional conversion price, as adjusted, and 80% of the average of the closing bid prices for our common stock for the ten-day period ending on the automatic conversion date.

     Warrants

     Exercisability and exercise price. Warrants are exercisable for five years. A holder, that satisfies private offering suitability standards, can purchase shares of our common stock upon exercise of a Warrant at a price that is the same as the conversion price of the Series C preferred.

     Calculation of the number of shares purchasable. The number of shares that can be purchased upon exercise of a Warrant will equal 33%, 30% or 25% of the number of shares into which the Series C preferred shares included in the Unit are convertible, after giving effect to adjustments resulting from our achieving operating profit targets. Examples of how to calculate the number of shares follow:

     o If the optional conversion price is $1.52 and we have a profit from operations of less than $.05 per common share outstanding, for the first quarter of 2002, the number of shares of our common stock that could be bought upon exercise of a Warrant included in one full Unit is computed as follows:

                                 $25,000
                                 -------
                                  $1.52   X .33 = 5,427.63 = 5,428 shares

     o If our profit from operations is at least $.05 but less than $.075 per common share outstanding, for the first quarter of 2002, the 33% will be reduced to 30%. Accordingly, using the same $1.52 conversion price, 4,934 shares could be bought upon exercise of a Warrant included in one full Unit.

     o If our profit from operations is at least $.075 per common share outstanding, for the first quarter of 2002, the conversion price would increase from $1.52 to $2.00 and the 30% will decrease to 25%. The result would be:

                                 $25,000
                                 -------
                                  $2.00       X   .25 = 3,125 shares

     Registered broker-dealers who sold shares of Series C preferred received cash commissions equal to 8% of the gross proceeds received by us from their sales and Warrants to purchase 8% of the number of shares of our common stock that can be purchased upon exercise of the Warrants included in the Units sold by them. All sales thus far of Units were made by registered broker-dealers.

     By the expiration of the offering of the Units on March 1, 2002, we had sold 6,230 shares of Series C preferred and received net proceeds, after deduction of cash commissions and expenses, of approximately $550,000

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the financial statements of EVCI and the notes thereto appearing elsewhere in this report.

Operational Overview

     Transition year

     2001 was a period of significant transition for us, primarily because in our fourth quarter we had our first profit from operations:

                                                                            Nine months ended          Quarter ended
                                                                            September 30, 2001       December 31, 2001
                                                                            ------------------       -----------------
Income (loss) from continuing operations                                    $(3,751,000)                $   177,000
Loss from discontinued operations and disposal of
discontinued operations                                                      (5,263,000)                         --
                                                                            ------------                -----------
Net income (loss)                                                            (9,014,000)                    177,000
                                                                            ------------                -----------
Accreted value of warrants and transaction costs - Series B                    (179,000)                    (60,000)
Accreted value of warrants and transaction costs - Series C                                                 (17,000)

Waived dividends on preferred stock                                            (664,000)
Undeclared dividends on preferred stock                                                                    (246,000)
                                                                            ------------                -----------
Net loss available to common stockholders                                   $(9,857,000)                $  (146,000)
                                                                            ===========                 ===========

Basic and diluted earnings (loss) per common share from continuing
operations                                                                  $     (0.83)                $      0.04
Basic and diluted loss per common share from discontinued
operations                                                                        (1.17)                         --
Basic and diluted loss per common share from warrants, transaction costs
and dividends                                                                     (0.19)                      (0.08)
                                                                            ------------                -----------
Basic and diluted loss per common share                                     $     (2.19)                $     (0.04)
                                                                            ============                ===========

     In addition:

       o We reduced our EVCI corporate overhead expenses by over $4,230,000, including reductions in wages and benefits of $2,960,000 and general and administrative and other expenses of $1,270,000.

       o We changed the focus of our business to emphasize growing our schools segment. As a result, Interboro opened its first site in Flushing, New York and, effective July 1, 2001, we acquired ICTS, Inc. We pursued several other school acquisitions, but, following our due diligence, chose not to close then.

       o We discontinued delivering synchronized courses using ISDN lines. We are no longer marketing asynchronized courses and we are completing our obligations to teach the students enrolled in these programs.

       o We created our enhanced video communications division. This division offers clients the ability to provide synchronized training via the Internet.

       o After protracted discussions with Nasdaq, the SEC and our Series B preferred stockholders, we were able to reclassify our Series B preferred stock as permanent equity. This allowed us to avoid being delisted by Nasdaq for failure to maintain minimum stockholders equity of $2.5 million and a minimum bid price of $1.00 for our common stock.

     Revenue

     We recognize revenue ratably over the period we earn it by teaching the courses to which the revenue relates. To the extent not recognized, because it has not been earned by us, revenue is classified on our balance sheet under current liabilities as deferred revenue.

     Interboro has a fall, spring and summer semester. Each is approximately 15 weeks. ICTS programs have many different start dates. Because they vary in duration, from two days to 27 weeks, we can schedule courses to accommodate students, assuming a sufficient number will be taking the course.

     Accounts receivable

     Interboro. Most Interboro students receive grants for tuition and related fees. The maximum aid a student can receive from New York State under TAP is $2,500 per semester. The maximum federal aid a student can receive from the Pell program is $1,875 per semester. For 2001, Interboro students qualifying for aid received an average of $2,206 in TAP grants and $1,540 in Pell grants. In 2001, approximately 94% of Interboro's net revenue consisted of TAP and Pell grants. Our students are responsible for the portion of their tuition that is not paid with TAP and Pell funds.

     Pell and TAP funds are received by us, with respect to each new semester, when students satisfy specific criteria that include:

       o    New York residency (for TAP grants).

       o high school diploma or GED or, demonstrating through testing, the ability to benefit from Interboro's course offerings

       o    matriculation into a program leading to a degree

       o    satisfactory attendance

       o for continuing students, meeting progress and pursuit standards during the prior semester

     Up to 20% of Pell funds is generally received by us after 50% of the semester is completed. Generally, we receive the balance before the end of the semester.

     Up to 40% of TAP funds is generally received by us prior to the start of the semester, as a pre-payment based on prior roster certification. At least
75% of TAP funds are generally received by us prior to the start of the next semester and the balance is substantially collected over the next 2 to 3 months.

     ICTS

     Receivables from corporate and government customers are generally collected by ICTS within 100 to 120 days after the completion of a class. At December 31, 2002, corporate and government customer receivables constituted approximately 62% of ICTS' receivables. The balance is from individual students and is generally collected within 30 days after enrollment for a course.

     Cost of sales

     Interboro's cost of sales primarily consists of the salary costs of deans, instructors, recruiters and library staff. Other costs include transportation, testing, and vaccination costs.

     ICTS' cost of sales includes wages of instructors as well as the costs of books, testing, royalties and commissions and miscellaneous other direct costs.

     Marketing costs

     Generally, marketing costs are expensed as incurred. However, costs of brochures and related materials are expensed over the duration of the course to which they relate.

     Interboro's marketing costs mostly relate to subway advertising and also advertising in local newspapers and some radio advertising.

     ICTS marketing costs are incurred mostly for local newspapers ads.

2001 Compared to 2000

     All discussion about ICTS relates to the period July 1 - December 31, 2001 unless otherwise noted.

     Net revenues for 2001 increased 94%, or $ $7,046,000, to $14,525,000 from $7,479,000 for 2000. The 2001 net revenue is comprised of: $208,000 at EVCI, $9,736,000 at Interboro and $4,581,000 at ICTS. The 2000
net revenue is comprised of $7,479,000 at Interboro and none at EVCI because EVCI revenue is included in discontinued operations. Interboro student course registrations increased to 11,500 for 2001 from 9,350 for 2000, resulting in additional revenue of $2,257,000. This includes $884,000 from Interboro's Flushing site. The EVCI revenue for 2001 relates to our enhanced video communications segment.

     Other income increased by $89,000 to $156,000 for 2001 from $67,000 for 2000. The difference was made up of $44,000 from application fees charged by Interboro and $65,000 from registration fees charged by ICTS. This was offset by a net loss of $20,000 from outsourcing Interboro's book sales.

     Interest income decreased by $125,000 to $141,000 for 2001 from $266,000 for 2000 because we used more of the proceeds from our Series B preferred financings to fund our growth at Interboro and fund our efforts to turnaround ICTS.

     Cost of sales increased by 136%, or $2,861,000, to $4,970,000 for 2001 from $2,109,000 for 2000. The cost of $4,970,000 in 2001 is made up of: EVCI,
$16,000; Interboro-Manhattan, $2,613,000; Interboro-Flushing, $171,000; and ICTS $2,170,000. Year 2000 cost of sales is solely attributable to Interboro-Manhattan. The increase in 2001 of $504,000 at Interboro-Manhattan consisted of $454,000 of additional teaching costs to support Interboro's increase in revenue and the write off of its book inventory. The balance is made up of various other items which have an overall credit balance of $6,000. The increase of $171,000 at Interboro-Flushing relates to the opening of this site in 2001 and includes $167,000 for instructors. ICTS' costs include teaching costs of $1,235,000, book costs of $516,000, royalties and commission of $359,000 and other direct costs of $60,000 which are required to deliver its programs. The increase at EVCI relates to the operations of our enhanced video communications division. As a percentage of our net revenue, cost of sales was:
EVCI 8%, Interboro-Manhattan, 30%; Interboro-Flushing 19%; and ICTS, 47%, for 2001, as compared to 28% from Interboro-Manhattan for 2000.

     Salaries and benefits decreased by 8%, or $519,000, to $6,313,000 for 2001 from $6,832,000 for 2000. These costs consist of: EVCI, $1,144,000; Interboro-Manhattan, $3,601,000; Interboro-Flushing, $200,000; and ICTS, $1,368,000, in 2001, compared to $4,104,000 at EVCI and $2,728,000 at
Interboro-Manhattan in 2000. The decrease of $2,960,000 at EVCI resulted from a reduction in staff, from 60 to 13 full-time employees, that provided a cost saving of $2,246,000 and a reduction in bonuses for EVCI's corporate staff to $5,000 from $719,000 in 2000. The Interboro-Manhattan payroll increased by $873,000, which includes a 4% COLA increase, 11 new administrators and full-time teachers and 4 new part-time instructors. The $200,000 cost at Flushing relates to 16 teachers and administrative personnel employed there since the site opened in March 2001. ICTS had executive and administrative salaries and benefits of $1,368,000. ICTS has reduced its staff from 92 to 77 full-time employees.

     Marketing, brochures and student registration costs increased by $688,000 to $1,324,000 for 2001 from $636,000 for 2000. These costs consist of:
Interboro, $667,000 and ICTS, $657,000, compared to Interboro, $636,000 in 2000. Marketing costs at Interboro increased by $31,000 as a result of $195,000 of marketing costs for our Flushing site that was offset by a reduction of $164,000 at our Manhattan campus due to our use of more economical and effective advertising, such as subway ads. ICTS marketing cost includes targeted direct mail, e-mail, telemarketing, radio and newspaper advertising.

     Professional fees and consulting fees increased to $1,070,000 for 2001 from $658,000 for 2000, primarily as a result of legal and accounting fees related to potential and completed acquisitions and financings, our annual meeting of stockholders, our protracted negotiations with our Series B preferred stockholders, and our responses to Nasdaq's delisting notice.

     Depreciation and amortization increased to $768,000 for 2001 from $439,000 for 2000. These costs consist of: EVCI, $102,000; Interboro-Manhattan; $318,000, Interboro-Flushing, $44,000; and ICTS, $304,000, in 2001, and EVCI, $157,000 and Interboro-Manhattan, $282,000, in 2000. Interboro-Manhattan includes amortization of goodwill of $169,000 in 2001 and $153,000 in 2000. ICTS includes amortization of goodwill of $160,000.

     Other expenses decreased to $3,782,000 for 2001 from $3,882,000 for 2000. These costs are comprised of: EVCI, $1,590,000; Interboro, $1,566,000 and ICTS $626,000, in 2001, and EVCI $2,943,000 and Interboro, $939,000 in 2000. An EVCI
decrease of $1,353,000 is primarily due to: a $165,000 reduction in investor relations costs; decreases, related to our staff reductions, in telephone expense of $228,000, travel expense of $431,000 and $656,000 for items such as postage, printing, computer costs and other general overhead items. These decreases were offset by a $127,000 increase in insurance expenses. Of the increase at Interboro of $627,000, the Flushing site contributed $547,000, including $440,000 for rent. The $626,000 incurred by ICTS includes: rent, $312,000; utilities, $31,000; telephone, $57,000 and $226,000 of other general overhead items such as insurance, supplies, outside services, dues and memberships and bank fees.

     Non-cash consulting services in 2000 were of $56,000 and relate to the issuance of warrants and options. Our warrants are valued at their face value at the date of their issuance using the Black-Scholes option-pricing model or an opinion of an investment banker.

     Interest and financing costs increased to $72,000 in 2001, from $8,000 in 2000, of which $53,000 was interest on capital lease obligations primarily related technical equipment required at ICTS to teach its certification programs. The balance of $19,000 was interest on our promissory note issued to the Series B preferred holders.

     The decrease in our loss from discontinued operations to $951,000 in 2001 from $3,167,000 relates to our decision in July 2001 to stop delivering synchronized courses using ISDN lines because this activity continued to be unprofitable. The items from this activity include salaries and benefits, communications and depreciation. These costs were all directly related to activities prior to September 30, 2001.

     Loss from disposal of discontinued operations was $4,313,000 which includes $3,913,000 of disposed equipment, net of depreciation, and $400,000 of other costs related to the discontinued operations.

     Net loss for 2001 was $8,837,000 as compared to $10,140,000 for 2000.
However, for the fourth quarter of 2001, our first profitable quarter, we had net income of approximately $177,000. Our net loss for 2001 consists of $8,429,000 at EVCI and $574,000 at ICTS that was offset by a net profit at Interboro of $166,000. Interboro's net profit was $441,000 from its Manhattan campus. This was offset by a net loss at Interboro-Flushing of $274,000. Our net loss in 2000 consists of a net loss at EVCI of $10,787,000 that was offset by a net profit at Interboro of $647,000.

Seasonality

     Our Interboro revenue varies seasonally as a result of changes in the level of its student enrollment.

     Interboro traditionally has experienced a seasonal increase in enrollments for the fall semester, the most popular time to enroll for post-secondary programs. Interboro's spring semester enrollments are usually less because there are a greater number of drop outs than new enrollees. However, due to our expansion and progress in increasing retention of Interboro students, we are experiencing a record enrollment for the spring semester. Although we have a summer semester at Interboro and we encourage year-round attendance at all schools, enrollment during the summer is significantly lower than the remainder of the year. As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

Liquidity and Capital Resources

     Operating activities

     Cash used in operating activities in 2001 was $3,314,000 compared to $10,143,000 in 2000. The improvement of $7,359,000 is composed of $5,505,000 of changes in our net loss after adjusting for non-cash items such as depreciation and amortization, allowances for doubtful accounts, loss on disposal of discontinued operations and net loss on sale of equity investment which total $3,157,000 and the balance of $1,324,000 was comprised mainly of changes in a decrease in accounts receivable and current liabilities. The primary reasons for these changes in the uses of cash are:

       o    our decision to stop delivering synchronized courses using ISDN

       o    Interboro's opening a new campus in Flushing, New York

       o    our acquisition of ICTS

     Investing activities

     Cash used in investing activities decreased by $2,963,000 to $483,000 in 2001 from $3,445,000 in 2000. Capital expenditures of $348,000 related to the opening of our new site in Flushing and a new admissions office on 54th street in Manhattan and upgrading our computer equipment in Manhattan. Through December 31, 2001 we funded ICTS with $1,100,000. We are continuing to fund ICTS' negative cash flow from cash generated by Interboro and EVCI's cash on hand. Through February 28, 2002, we have provided approximately $1,400,000 to ICTS. We are closely monitoring ICTS to determine whether there are real prospects for an improvement in its revenue that will make ICTS cash flow positive in the foreseeable future and relieve EVCI from the burden of funding ICTS' cash deficiencies.

     Financing activities

     Net cash used in financing activities in 2001 included $123,000 to pay capital leases and $83,000 to purchase 51,965 shares of our common stock in the open market at prices ranging from $1.18 and $2.30, or an average cost of $1.59 per share. We received net proceeds of $110,000 from sales of our Series C preferred stock through December 31, 2001. The offering of our Series C preferred expired on March 1, 2002. This offering provided us with total gross proceeds of $623,000 and net proceeds of approximately $550,000.

     We anticipate, based on current plans and assumptions relating to our current operations, that cash flow from operations and the proceeds from our recent Series C preferred stock offering will be sufficient to satisfy our cash requirements at least until December 31, 2002. We expect to require additional funding, thereafter, in order to operate. We need more financing now in order to grow. We are, therefore, considering various available financing options. If we are underestimating our operating cash requirements, we will require additional debt or equity financing before year end. There can be no assurance that any such required debt or equity financing will be available on acceptable terms.

Item 1.  Financial Statements.

     The financial information required by this item is set forth beginning on page F-1.

Item 2. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table lists our directors and executive officers.

Name                             Age         Positions with EVCI
----                             ---         -------------------
Dr. Arol I. Buntzman*             59         Chairman of the board and chief
                                             executive officer

Dr. John J. McGrath*              49         President and director

Richard Goldenberg*               56         Chief financial officer, secretary
                                             and director

Royce N. Flippin, Jr.             67         Director

Philip M. Getter                  64         Consultant and director

Elie Housman                      65           Director

-------------------------

*Executive Officer

     Biographical information provided to us by our directors and executive officers follows.

     Dr. Arol I. Buntzman has served as chairman of the board and chief executive officer of EVCI since it's inception in March 1997 and as a member of our compensation committee since February 1999. From October 1996 until he founded EVCI with Dr. John McGrath, Dr. Buntzman worked with Dr. McGrath on EVCI's business plan. From August 1995 to October 1996 he was chairman of the board and chief executive officer and a principal stockholder of Educational Televideo Communications, Inc., a provider of distance learning services. From July 1995 through June 1996, he served as director of interactive video conferencing distance learning of Fordham University. From September 1992 through July 1995, he was an adjunct professor and the director of the weekend program, a college program for working adults, at Mercy College, Dobbs Ferry, New York.

     Dr. Buntzman received a doctorate in education through the executive leadership program of Fordham University's Graduate School of Education in May 1995, a professional diploma in educational administration from Fordham University's Graduate School of Education in May 1993 and a Masters of Business Administration from Arizona State University in September 1970. His doctoral dissertation focused on using live interactive video conferencing as an educational delivery method for graduate education programs.

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

     Royce N. Flippin, Jr. has been a director and a member of EVCI's audit committee since February 1999. He has been a member of our compensation committee since November 2001. He has served, since 1992, as president of Flippin Associates, a consulting firm focusing on the development of resources, programs and new markets and human resource management for career planning, communication and leadership skills. After serving as a tenured professor and director of athletics at MIT from 1980 to 1992, he was a director of program advancement at MIT from 1992 to 1999, in which capacity he provided consulting services to the MIT Office of Individual Giving -Resource Development regarding projects that include technology transfers, individual gift bequests and the planned MIT athletic center. In 2000, Mr. Flippin was appointed a senior managing director and member of the executive committee of Universal Genesis, LLC, a Privately owned financial services and development company. Mr. Flippin is a trustee or board member of several profit and non-profit organizations, including Ariel Capital Management Funds (trustee since 1986), Thorium Power Corporation, a privately-held company that is developing non-proliferative nuclear fuels (director since 1994 and chairman from 1995-1997) and The Princeton Club of New York. Mr. Flippin holds an A.B. degree from Princeton University and an M.B.A. degree from Harvard University Graduate School of Business Administration.

     Philip M. Getter has been a director since May 1999 and a member of our audit committee since November 2001. He has been a consultant to us since January 2001. Since December 2000, he has been President of DAMG Ventures LLC, an investment bank. From March 1996 to December 2000, he served as a managing director and head of corporate finance of Prime Charter Ltd., the lead underwriter of EVCI's IPO. From 1992 to March 1996, he was a senior vice president, investment banking, at Josephthal Lyon & Ross. Mr. Getter has more than 30 years of experience in the securities industry. From 1975 to 1981 he was chairman and chief executive officer of Generics Corporation of America, a public company that was one of the largest generic drug companies in the U.S. He is a member of the League of American Theatres and Producers, serves on the Board of the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in industrial relations from Cornell University.

     Elie Housman has served as a director and member of EVCI's audit committee since February 2002. Since June 2001, he has been an independent consultant. Prior thereto for more than 10 years, Mr. Housman was a principal and then a consultant to Charterhouse Group International, Inc., a private equity firm. He is a director of Top Image Systems, Ltd. (Nasdaq: TISA) and deltathree, Inc. (Nasdaq: DDDC). Top Image is a provider of digital information recognition, data capture and content delivery solutions for forms processing, e-forms and mobile applications. deltathree is a global provider of integrated voice over Internet Protocol (VoIP) telephony services. Mr. Housman received a B.A. and M.A. in economics from the New School for Social Research.

     Executive officers of EVCI are appointed by the board of directors and serve at the discretion of the Board, subject to the terms of applicable employment agreements. There are no family relationships among any of the directors or executive officers of EVCI.

Section 16(a) beneficial ownership reporting compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements, except that Messrs. Flippin and Getter did not file a Form 4 or 5 reporting the automatic grant to them, on March 1, 2001, of options to purchase 5,000 shares of our common stock.

Item 1.  Executive Compensation.

Summary compensation table

     The following table shows compensation paid for the years ended December 31, 2001, 2000, and 1999 to EVCI's chief executive officer and its other highest paid executive officers who earned more than $100,000 in 2001.

                                                                                  Long Term
                                                                                 Compensation
                                                   Annual Compensation              Awards
                                     ----------------------------------------------------------
Name and Principal Position                                                      Common Stock
                                                                 Other Annual     Underlying
                               Year    Salary       Bonus        Compensation      Options
-----------------------------------------------------------------------------------------------
Dr. Arol I. Buntzman           2001   $346,500      $     --         --
     Chairman of the           2000   $332,750       500,000         --                 --
     board and chief           1999    270,000       293,333(1)      --            120,000
     executive officer

Dr. John J. McGrath            2001    173,750            --         --
     President                 2000    200,000        70,000         --                 --
                               1999    158,666        91,667(2)      --             40,000

Richard Goldenberg             2001    139,587            --         --
     Chief financial officer   2000    125,000        40,000         --                 --
                               1999    117,666        55,000(3)      --             15,000

-------------------------

     (1) Includes $43,333 of bonus earned in 1998, payment of which was deferred at the election of Dr. Buntzman.

     (2) Includes $21,667 of bonus earned in 1998, payment of which was deferred at the election of Dr. McGrath.

     (3) Includes $15,000 of bonus earned in 1998, payment of which was deferred at the election of Mr. Goldenberg.

Aggregated option exercises in 2001 and 2001 year-end option values



                            Number of Shares of Common Stock     Value of Unexercised In-The-Money
                            Underlying Unexercised Options at                 Options at
                                  December 31, 2001                       December 31, 2001 (1)
Name                           Exercisable Unexercisable             Exercisable (2) Unexercisable (2)
----                           ----------- -------------             ------------    -----------------

Dr. Arol I. Buntzman             60,000       60,000                      0                0

Dr. John J. McGrath              20,000       20,000                      0                0

Richard Goldenberg                7,500        7,500                      0                0


-----------------------

(1) Based on $1.80 per share, the December 31, 2001 last sale price reported on Nasdaq.
(2) Based on exercise prices ranging from $7.00 to $40.00 per share.

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

     The employment agreement with Dr. McGrath provides for his employment as president at an annual salary of $210,000 since February 15, 2002.

     The employment agreement with Mr. Goldenberg provides for his employment as chief financial officer at an annual salary of $160,000 since February 15, 2002.

     Each of the employment agreements expires December 31, 2002. Dr. Buntzman and Dr. McGrath's agreements expressly permit salary increases and bonuses as the Board determines. Each employment agreement entitles the officer to participate in the health, insurance, pension and other benefits, if any, generally provided to our employees. Dr. Buntzman and Dr. McGrath's agreements entitle them to additional life insurance equal to three times their respective salaries. Each employment agreement also provides that, with certain exceptions, until 18 months after the termination of employment with EVCI, the officer may not induce employees to leave the employ of EVCI or participate in any capacity in any business activities that compete with the business conducted by EVCI during the term of the employment agreement.

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

     The agreement expires December 31, 2002, but is subject to automatic extension for successive one-year terms, unless otherwise terminated by either party. It requires severance payments to Dr. Buntzman of 2.99 times the sum of his base salary and the highest annual bonus, if any, paid to him during the three previous years and the continuation of his medical and dental insurance benefits. The agreement requires these payments to be made in equal installments over a 36-month period and for the insurance benefits to continue for 36 months.

Item 2.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 15, 2002, the beneficial ownership of common stock by each person (or group of affiliated persons) known by EVCI to own beneficially more than 5% of the outstanding shares of common stock, each director and executive officer of EVCI, and all directors and executive officers as a group. Our knowledge regarding such ownership is based solely on filings with the SEC of Schedules 13D or G or upon responses to written inquiry made by us. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


Name of Beneficial Owner*                             Shares of       Percentage
                                                    Common Stock       of Total
                                                 Beneficially Owned     Shares
                                                 ------------------    ---------
Dr. Arol I. Buntzman                                1,018,834 (1)          22.8
Dr. John J. McGrath                                   204,346 (2)           4.6
Richard Goldenberg (3)                                 62,127               1.6
Tayside Trading Ltd. (4)                              381,805 (5)           8.3
  125/5 Sanhedria Murchevet, Jerusalem, Israel
DEWI Investments Limited (6)                          507,334              11.4
  37 Bar Ilan Street, Jerusalem, Israel
B&H Investments Ltd (7)                               239,409 (8)           5.3
  50 Town Range, Gibraltar
Amaranth Trading LLC                                  483,573 (9)           9.9
  2 American Lane, Greenwich, CT
Royce N. Flippin, Jr.                                  10,000 (10)          0.2
Philip M. Getter                                       37,750 (11)          0.8
All directors and executive officers as a group
(5 persons)                                         1,066,584 (12)         23.4
----------------------
     *Unless otherwise indicated, the address for each stockholder is c/o Educational Video Conferencing, Inc., 35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710.

(1) Includes 60,000 shares underlying currently exercisable options. Also includes the 204,346 and 69,127 shares beneficially owned, respectively, by Dr. McGrath and Mr. and Mrs. Goldenberg. An agreement between Drs. Buntzman and McGrath gives Dr. Buntzman the right to direct the vote of the shares owned by Dr. McGrath as Dr. Buntzman directs until December 31, 2002. Additionally, Dr. Buntzman has the right to direct the vote of the shares owned by Mr. and Mrs. Goldenberg until December 31, 2002 pursuant to an agreement with them.

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

(9) Also owned beneficially by Amaranth LLC, the parent of Amaranth Trading, Amaranth Advisors, LLC, the managing member of Amaranth Trading, and Nicholas M. Maounis, the managing member of Amaranth Advisors. Includes 45,000 shares owned by Amaranth Securities LLC, an affiliate of Amaranth Trading, and 20,000 shares owned by Mr. Maounis. The remaining 418,573 shares underlie a portion of the 100,000 shares of Series B preferred and related warrants held by Amaranth Trading. Except for the ownership limitation described below, the 100,000 shares of Series B preferred stock would be convertible into 1,610,306 shares of common stock, based on the current conversion price of $6.21 per share, and the related warrants would be exercisable for 555,556 shares of common stock, or a total of 2,165,862 shares. However, the number of shares of common stock into which the shares of Series B preferred and related warrants are convertible and exercisable is limited, by the terms of the Series B preferred and warrants, to the number which would result in Amaranth Trading and its affiliates beneficially owning, together, not more than 9.99% of all the outstanding shares of our common stock. Amaranth Trading and its affiliates expressly disclaim beneficial ownership of any shares of our common stock in excess of this limitation. Amaranth Trading, Amaranth LLC, Amaranth Advisors and

     Amaranth Securities also disclaim any beneficial ownership of the 20,000 shares owned by Mr. Maounis. Mr. Maounis disclaims any equitable ownership of, or pecuniary interest in, any shares other than such 20,000 shares.

(10) Shares underlying currently exercisable options.

(11) Includes 3,750 shares owned by Mr. Getter's wife, as to which Mr. Getter disclaims beneficial ownership, 10,000 shares underlying currently exercisable options and 24,000 shares underlying currently exercisable warrants.

(12) Includes 131,500 shares underlying currently exercisable options and warrants.

     The above table does not include common stock beneficially owned by Seneca Capital International, Ltd. or Seneca Capital, L.P.

     We believe that Seneca Capital International beneficially owns 210,628 shares that can be acquired upon conversion of our Series B preferred and 72,667 shares that can be purchased upon exercise of warrants. The total of 283,295 shares would constitute 6.0% of our outstanding common stock.

     We also believe that Seneca Capital L.P. beneficially owns 111,433 shares that can be acquired upon conversion of our Series B preferred and 38,444 shares that can be purchased upon exercise of warrants. The total of 149,877 shares would constitute 3.3% of our outstanding common stock.

     Neither Seneca Capital International nor Seneca Capital, L.P. has responded to our request for confirmation of their beneficial ownership and no 13D or 13G was filed by either of them prior to March 12, 2002.

Item 3.  Certain Relationships and Related Transactions

     In November 2000, EVCI engaged Prime Charter Ltd. to value warrants to purchase 722,223 shares of our common stock issued in September 2000 in the private placement of 130,000 shares of our 7% Series B, Convertible Preferred Stock described below. For this services, we paid Prime Charter $75,000 plus accountable expenses not exceeding $500. Philip M. Getter, who is a Class 1 director, was a managing director and head of corporate finance of Prime Charter when we received and paid for this valuation. Effective January 1, 2001, Mr. Getter became a consultant to EVCI, on a month to month basis. For his consulting services, we paid him $60,000 in 2001 and are currently paying him $5,000 per month.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

Exhibit No.*               Description of Exhibit

       3.1[1]     --       Certificate of Incorporation of the Registrant.

       3.1(a)[3]  --       Certificate of Amendment to Certificate of
                           Incorporation of the Registrant.

       3.2        --       Amended and Restated By-Laws of the Registrant.

       3.3[1]     --       Certificate of Merger of Educational Video
                           Conferencing, Inc. (a New York Corporation) into the
                           Registrant (a Delaware Corporation).

       3.4[1]     --       Certificate of Correction of the Certificate of
                           Incorporation of the Registrant.

       3.5[8]     --       Certificate Eliminating Reference to Series A 7.5%
                           Convertible Preferred Stock from the Certificate of
                           Incorporation of the Registrant.

       3.6[8]     --       Certificate of Designations of Series B 7%
                           Convertible Preferred Stock of the Registrant.

       3.6(a)[8]  --       Certificate of Correction of Certificate of
                           Designations of the Series B 7% Convertible Preferred of the Registrant.

       3.6(b)[13] --       Certificate of Amendment of Certificate of
                           Incorporation of the Registrant.

       3.7        --       Certificate of Designations of Series C 8%
                           Convertible Preferred Stock of the Registrant.

       4.1[1]     --       Form of Common Stock Purchase Warrant issued to
                           investors in private placements and for services provided in connection with such private placements.

       4.2[1]     --       Tayside Common Stock Purchase Warrant.

       4.3[2]     --       Adelphi Common Stock Purchase Warrant.

       4.4[2]     --       Form of Representative's Warrant Agreement (including
                           Form of Representative's Warrant).

       4.5[2]     --       Form of Common Stock Certificate.

       4.6[2]     --       Amended and Restated 1998 Incentive Stock Option Plan
                           of the Registrant.

       4.7[4]     --       Warrant Agreement, dated January 14, 2000, between
                           the Registrant and Bruce R. Kalisch.

       4.8[7]     --       Warrant Agreement, dated April 18, 2000, between the
                           Registrant and Peter J. Solomon Company Limited.

       4.9[5]     --       Common Stock Purchase Warrant, dated February 3,
                           2000, issued to The Shaar Fund Ltd.

       4.10[5]    --       Form of Finders' Warrant (relating to the issuance of
                           warrants to purchase 3,870 shares of the Registrant's common stock).

       4.11[8]    --       Form of Common Stock Purchase Warrant issued to
                           purchasers of the Registrant's Series B 7%
                           Convertible Preferred Stock.

       4.12[10]   --       Form of Warrant issued to each seller of shares of
                           ICTS, Inc.

       4.13[12]   --       2001 Non-Qualified Stock Option Plan.

       4.14       --       Form of Common Stock Purchase Warrant issued to
                           purchasers of the Registrant's Series C 8%
                           Convertible Preferred Stock.

      10.1[3]     --       Lease Agreement between the Registrant and Realty Co.
                           (doing business as Royal Realty), dated December 15,
                           1998.

      10.2[1]     --       Employment Agreement between the Registrant and Dr.
                           Arol I. Buntzman, dated October 1, 1998.

      10.3[1]     --       Employment Agreement between the Registrant and Dr.
                           John J. McGrath, dated October 1, 1998.

      10.4[1]     --       Employment Agreement between the Registrant and
                           Richard Goldenberg, dated October 1, 1998.

      10.5[1]     --       Chief Executive Officer Change in Control Agreement
                           between the Registrant and Dr. Arol I. Buntzman, dated October 1, 1998.

      10.6[1]     --       Form of Indemnification Agreement.

      10.7        --       Agreement between Arol I. Buntzman and Richard and
                           Bonnie Goldenberg, dated January 15, 2002.

      10.8        --       Agreement between Arol I. Buntzman and John J.
                           McGrath, dated January 15, 2002.

      10.9[4]     --       Stock Purchase Agreement, dated January 14, 2000,
                           among Bruce R. Kalisch, Interboro Holding, Inc. and
                           Interboro Institute, Inc.

      10.10[8]    --       Form of Series B Stock Purchase Agreement.

      10.11[8]    --       Amended and Restated Registration Rights Agreements,
                           dated September 27, 2000, among Paloma Strategic Fund
                           L.P. ("Paloma"), Seneca Capital International, Ltd.
                           ("Seneca Ltd."), Seneca Capital, L.P. ("Seneca
                           L.P."), Merced Partners Limited Partnership
                           ("Merced") , Lakeshore International, Ltd.
                           ("Lakeshore") and the Registrant.

      10.12[8]    --       Amended and Restated Co-Sale Agreement, dated
                           September 29, 2000, among Dr. Arol I. Buntzman, the
                           Registrant, Paloma, Seneca Ltd., Seneca L.P., Merced and Lakeshore.

      10.13[10]   --       Stock Purchase Agreement dated June 29, 2001 among
                           Amee Devine, Taylor Devine, Louis Vescio and Margaret
                           Vescio, ICTS, Inc., Interboro Holding, Inc. and the
                           Registrant.

      10.14[10]   --       Form of Letter Agreement dated as of June 29, 2001
                           pursuant to which David Vescio and Robert Vescio each sold 20,000 shares of ICTS, Inc. to Interboro
                           Holding, Inc.

      10.15[10]   --       Letter Agreement dated as of July 1, 2001 among Amee
                           Devine, Taylor Devine, Louis Vescio and Margaret
                           Vescio, Interboro Holding, Inc. and the Registrant.

      10.16[10]   --       Stock Purchase Agreement dated as of July 2, 2001,
                           effective July 1, 2001, among Infrastructure &
                           Environmental Private Equity Fund III, Environmental
                           & Information Technology Private Equity Fund III and the Productivity Fund, L.P., Interboro Holding, Inc.
                           and the Registrant.

      10.17[11]   --       Letter agreement dated August 17, 2001 among EVCI and
                           Amaranth Trading LLC, Seneca Capital International,
                           Ltd., Seneca Capital, L.P., Merced Partners Limited
                           Partnership and Lakeshore International, Ltd.
                           excluding Exhibits A and A-1, which, as executed, are Exhibits 10.18 and 10.19 below.

      10.18[11]   --       Secured Promissory Note dated August 17, 2001 among
                           the Registrant and Amaranth Trading LLC, Seneca
                           Capital International, Ltd., Seneca Capital, L.P.,
                           Merced Partners Limited Partnership and Lakeshore
                           International, Ltd.

      10.19[11]   --       Escrow Agreement dated August 17, 2001 among the
                           Registrant, Amaranth Trading LLC, Seneca Capital
                           International, Ltd., Seneca Capital, L.P., Merced
                           Partners Limited Partnership and Lakeshore
                           International, Ltd. and Fischbein Badillo Wagner
                           Harding.

      10.17       --       Form of Subscription and Registration Rights
                           Agreement for Series C preferred purchases.

      23.1        --       Consent of Goldstein Golub Kessler LLP

------------------------------

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[4]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[5]  Incorporated by reference to the Registrant's Form 8-K dated February 3,
     2000.

[6] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

[7] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2000.

[8]  Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[9] Incorporated by reference to the Registrant's Registration Statement on Form S-3, filed October 30, 2000, Registration No. 333-48934.

[10] Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[11] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2001.

[12] Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed October 23, 2001, Registration No. 333-72080.

[13] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2001.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EDUCATIONAL VIDEO CONFERENCING, INC.
Date: March 15, 2002                By:  /s/  Dr. Arol I. Buntzman
                                        --------------------------
                                          Dr. Arol I. Buntzman
                                          Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                          Date
---------                                                          ----


/s/  Dr. Arol I. Buntzman                                      March 15, 2002
-------------------------------------
Dr. Arol I. Buntzman
Chairman and Chief Executive Officer


/s/  Dr. John J. McGrath                                       March 15, 2002
-------------------------------------
Dr. John J. McGrath
President and Director


/s/  Richard Goldenberg                                        March 15, 2002
-------------------------------------
Richard Goldenberg
Chief Financial Officer, Secretary
and Director (Principal
Financial and Accounting Officer)


/s/  Royce N. Flippin, Jr.                                     March 15, 2002
-------------------------------------
Royce N. Flippin, Jr.
Director


/s/  Philip M. Getter                                          March 15, 2002
-------------------------------------
Philip M. Getter
Director


/s/  Elie Housman                                              March 15, 2002
-------------------------------------
Elie Housman
Director

                                                   EXHIBIT INDEX

Exhibit No.*               Description of Exhibit

       3.1[1]     --       Certificate of Incorporation of the Registrant.

       3.1(a)[3]  --       Certificate of Amendment to Certificate of
                           Incorporation of the Registrant.

       3.2        --       Amended and Restated By-Laws of the Registrant.

       3.3[1]     --       Certificate of Merger of Educational Video
                           Conferencing, Inc. (a New York Corporation) into the
                           Registrant (a Delaware Corporation).

       3.4[1]     --       Certificate of Correction of the Certificate of
                           Incorporation of the Registrant.

       3.5[8]     --       Certificate Eliminating Reference to Series A 7.5%
                           Convertible Preferred Stock from the Certificate of
                           Incorporation of the Registrant.

       3.6[8]     --       Certificate of Designations of Series B 7%
                           Convertible Preferred Stock of the Registrant.

       3.6(a)[8]  --       Certificate of Correction of Certificate of
                           Designations of the Series B 7% Convertible Preferred of the Registrant.

       3.6(b)[13] --       Certificate of Amendment of Certificate of
                           Incorporation of the Registrant.

       3.7        --       Certificate of Designations of Series C 8%
                           Convertible Preferred Stock of the Registrant.

       4.1[1]     --       Form of Common Stock Purchase Warrant issued to
                           investors in private placements and for services provided in connection with such private placements.

       4.2[1]     --       Tayside Common Stock Purchase Warrant.

       4.3[2]     --       Adelphi Common Stock Purchase Warrant.

       4.4[2]     --       Form of Representative's Warrant Agreement (including
                           Form of Representative's Warrant).

       4.5[2]     --       Form of Common Stock Certificate.

       4.6[2]     --       Amended and Restated 1998 Incentive Stock Option Plan
                           of the Registrant.

       4.7[4]     --       Warrant Agreement, dated January 14, 2000, between
                           the Registrant and Bruce R. Kalisch.

       4.8[7]     --       Warrant Agreement, dated April 18, 2000, between the
                           Registrant and Peter J. Solomon Company Limited.

       4.9[5]     --       Common Stock Purchase Warrant, dated February 3,
                           2000, issued to The Shaar Fund Ltd.

       4.10[5]    --       Form of Finders' Warrant (relating to the issuance of
                           warrants to purchase 3,870 shares of the Registrant's common stock).

       4.11[8]    --       Form of Common Stock Purchase Warrant issued to
                           purchasers of the Registrant's Series B 7%
                           Convertible Preferred Stock.

       4.12[10]   --       Form of Warrant issued to each seller of shares of
                           ICTS, Inc.

       4.13[12]   --       2001 Non-Qualified Stock Option Plan.

       4.14       --       Form of Common Stock Purchase Warrant issued to
                           purchasers of the Registrant's Series C 8%
                           Convertible Preferred Stock.

      10.1[3]     --       Lease Agreement between the Registrant and Realty Co.
                           (doing business as Royal Realty), dated December 15,
                           1998.

      10.2[1]     --       Employment Agreement between the Registrant and Dr.
                           Arol I. Buntzman, dated October 1, 1998.

      10.3[1]     --       Employment Agreement between the Registrant and Dr.
                           John J. McGrath, dated October 1, 1998.

      10.4[1]     --       Employment Agreement between the Registrant and
                           Richard Goldenberg, dated October 1, 1998.

      10.5[1]     --       Chief Executive Officer Change in Control Agreement
                           between the Registrant and Dr. Arol I. Buntzman, dated October 1, 1998.

      10.6[1]     --       Form of Indemnification Agreement.

      10.7        --       Agreement between Arol I. Buntzman and Richard and
                           Bonnie Goldenberg, dated January 15, 2002.

      10.8        --       Agreement between Arol I. Buntzman and John J.
                           McGrath, dated January 15, 2002.

      10.9[4]     --       Stock Purchase Agreement, dated January 14, 2000,
                           among Bruce R. Kalisch, Interboro Holding, Inc. and
                           Interboro Institute, Inc.

      10.10[8]    --       Form of Series B Stock Purchase Agreement.

      10.11[8]    --       Amended and Restated Registration Rights Agreements,
                           dated September 27, 2000, among Paloma Strategic Fund
                           L.P. ("Paloma"), Seneca Capital International, Ltd.
                           ("Seneca Ltd."), Seneca Capital, L.P. ("Seneca
                           L.P."), Merced Partners Limited Partnership
                           ("Merced") , Lakeshore International, Ltd.
                           ("Lakeshore") and the Registrant.

      10.12[8]    --       Amended and Restated Co-Sale Agreement, dated
                           September 29, 2000, among Dr. Arol I. Buntzman, the
                           Registrant, Paloma, Seneca Ltd., Seneca L.P., Merced and Lakeshore.

      10.13[10]   --       Stock Purchase Agreement dated June 29, 2001 among
                           Amee Devine, Taylor Devine, Louis Vescio and Margaret
                           Vescio, ICTS, Inc., Interboro Holding, Inc. and the
                           Registrant.

      10.14[10]   --       Form of Letter Agreement dated as of June 29, 2001
                           pursuant to which David Vescio and Robert Vescio each sold 20,000 shares of ICTS, Inc. to Interboro
                           Holding, Inc.

      10.15[10]   --       Letter Agreement dated as of July 1, 2001 among Amee
                           Devine, Taylor Devine, Louis Vescio and Margaret
                           Vescio, Interboro Holding, Inc. and the Registrant.

      10.16[10]   --       Stock Purchase Agreement dated as of July 2, 2001,
                           effective July 1, 2001, among Infrastructure &
                           Environmental Private Equity Fund III, Environmental
                           & Information Technology Private Equity Fund III and the Productivity Fund, L.P., Interboro Holding, Inc.
                           and the Registrant.

      10.17[11]   --       Letter agreement dated August 17, 2001 among EVCI and
                           Amaranth Trading LLC, Seneca Capital International,
                           Ltd., Seneca Capital, L.P., Merced Partners Limited
                           Partnership and Lakeshore International, Ltd.
                           excluding Exhibits A and A-1, which, as executed, are Exhibits 10.18 and 10.19 below.

      10.18[11]   --       Secured Promissory Note dated August 17, 2001 among
                           the Registrant and Amaranth Trading LLC, Seneca
                           Capital International, Ltd., Seneca Capital, L.P.,
                           Merced Partners Limited Partnership and Lakeshore
                           International, Ltd.

      10.19[11]   --       Escrow Agreement dated August 17, 2001 among the
                           Registrant, Amaranth Trading LLC, Seneca Capital
                           International, Ltd., Seneca Capital, L.P., Merced
                           Partners Limited Partnership and Lakeshore
                           International, Ltd. and Fischbein Badillo Wagner
                           Harding.

      10.17       --       Form of Subscription and Registration Rights
                           Agreement for Series C preferred purchases.

      23.1        --       Consent of Goldstein Golub Kessler LLP

------------------------------

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[4]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[5]  Incorporated by reference to the Registrant's Form 8-K dated February 3,
     2000.

[6] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

[7] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2000.

[8]  Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[9] Incorporated by reference to the Registrant's Registration Statement on Form S-3, filed October 30, 2000, Registration No. 333-48934.

[10] Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[11] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2001.

[12] Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed October 23, 2001, Registration No. 333-72080.

[13] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2001.

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




Independent Auditor's Report                                                           F-2

Consolidated Financial Statements:

   Balance Sheet as of December 31, 2001 and 2000                                      F-3
   Statement of Operations for the Years Ended December 31, 2001 and 2000              F-4
   Statement of Stockholders' Equity for the Years Ended December 31, 2001 and 2000    F-5
   Statement of Cash Flows for the Years Ended December 31, 2001 and 2000              F-6
   Notes to Consolidated Financial Statements                                          F-7 - F-21


INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Educational Video Conferencing, Inc.


We have audited the accompanying consolidated balance sheets of Educational Video Conferencing, Inc. ("EVCI") and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of EVCI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Educational Video Conferencing, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 1, 2002

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

December 31,                                                                                  2001            2000
-------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets:
  Cash and cash equivalents                                                            $  2,441,172    $  6,332,934
  Student accounts receivable, less allowance for doubtful accounts of
  $950,000 and $250,000, respectively                                                     1,850,141       1,482,001
  Accounts receivable, other                                                                 34,585         304,634
  Prepaid expenses and other current assets                                                 304,677          11,510
  Assets held for resale                                                                    261,000              --
-------------------------------------------------------------------------------------------------------------------
        Total current assets                                                              4,891,575       8,131,079

Property and Equipment - net                                                              1,635,214       5,013,003

Intangible Assets                                                                         6,261,857       1,349,588

License Agreement                                                                                --         212,500

Deferred Income Tax Asset, net of valuation allowance of $4,200,000
 and $1,581,000, respectively                                                                    --              --

Other Assets                                                                                264,700          45,081
-------------------------------------------------------------------------------------------------------------------
        Total Assets                                                                   $ 13,053,346    $ 14,751,251
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                $  2,746,826    $    793,466
  Accrued purchase price payable for Interboro Institute, Inc.                              206,000              --
  Accrued costs relating to discontinued operations                                         141,123              --
  Deferred tuition revenue                                                                4,270,698              --
  Current portion of capital lease obligation                                               277,292          18,107
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                         7,641,939         811,573

Capital Lease Obligation, net of current portion                                            113,956          27,937
Accrued Purchase Price Payable for Interboro Institute, Inc., net of current portion        745,994         673,376
Note Payable                                                                                910,000              --
-------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                 9,411,889       1,512,886
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Series B 7% Convertible Preferred Stock - $100 stated value; issued
 and outstanding 130,000 shares                                                                  --      12,342,266
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock - $.0001 par value; authorized 1,000,000 shares:
  Series B 7%Convertible Preferred Stock - $100 stated value; 200,000 shares
  designated Series B; issued and outstanding 130,000 shares                             12,581,442              --
  Series C 8% Convertible Preferred Stock - $100 stated value; 20,000 shares
  designated Series C; issued and outstanding 1,300 shares                                  130,000              --
Common stock - $.0001 par value; authorized 20,000,000 shares, issued 4,492,961
shares; outstanding 4,440,996 and 4,492,961 shares, respectively                                450             450
Additional paid-in capital                                                               22,489,935      22,370,380
Accumulated deficit                                                                     (31,477,790)    (21,474,731)
Treasury stock - at cost; 51,965 shares                                                     (82,580)             --
-------------------------------------------------------------------------------------------------------------------
        Stockholders' equity                                                              3,641,457         896,099
-------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity                                     $ 13,053,346    $ 14,751,251
===================================================================================================================
                                   See Notes to Consolidated Financial Statement

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

Year ended       December 31,                                                  2001           2000
--------------------------------------------------------------------------------------------------
Net revenue                                                            $ 14,525,316    $  7,479,348
Other income                                                                156,192          67,413
---------------------------------------------------------------------------------------------------
Total revenue                                                            14,681,508       7,546,761
---------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of sales                                                           4,969,962       2,109,117
  Selling, general and administrative                                    13,248,503      12,449,298
  Noncash consulting services                                                    --          56,000
---------------------------------------------------------------------------------------------------
Total operating expenses                                                 18,218,465      14,614,415
---------------------------------------------------------------------------------------------------
Loss from operations                                                     (3,536,957)     (7,067,654)

Other income (expense):
  Interest and financing costs                                              (71,830)         (8,439)
  Interest income                                                           140,617         265,552
  Loss from equity method investment                                             --         (95,283)
  Gain on sale of equity investment                                              --          50,000
---------------------------------------------------------------------------------------------------
Loss from continuing operations                                          (3,468,170)     (6,855,824)
---------------------------------------------------------------------------------------------------
Discontinued operations:
  Loss from discontinued operations                                        (950,587)     (3,167,416)
  Loss from disposal of discontinued operations                          (4,312,462)             --
---------------------------------------------------------------------------------------------------
Loss from discontinued operations                                        (5,263,049)     (3,167,416)
---------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                   (8,731,219)    (10,023,240)

Provision for income taxes                                                 (106,000)       (117,000)
---------------------------------------------------------------------------------------------------
Net loss                                                                 (8,837,219)    (10,140,240)
---------------------------------------------------------------------------------------------------
Beneficial conversion feature of preferred stock - Series A                      --        (705,882)
Accreted value of warrants - Series A                                            --        (378,918)
Dividends on preferred stock - Series A                                          --        (191,458)
Redemption premium                                                               --        (420,000)
Accreted value of warrants and transaction costs - Series B                (239,176)        (59,794)
Accreted value of warrants - Series C                                       (16,664)
Waived dividends on preferred stock - Series B                             (910,000)       (246,055)
---------------------------------------------------------------------------------------------------
Net loss available to common stockholders                              $(10,003,059)   $(12,142,347)
===================================================================================================
Basic and diluted loss per common share from continuing operations     $      (1.06)   $      (2.04)
===================================================================================================
Basic and diluted loss per common share from discontinued operations   $      (1.17)   $      (0.72)
===================================================================================================
Basic and diluted loss per common share                                $      (2.23)   $      (2.76)
===================================================================================================
Weighted-average number of common shares outstanding                      4,485,333       4,391,533
===================================================================================================

                                  See Notes to Consolidated Financial Statements

             EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                     Preferred Stock            Preferred Stock
                                                          Common Stock                 Series A                    Series B
                                                          Number                 Number                     Number
                                                          of Shares       Amount of Shares        Amount    of Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  4,347,243    $435         --           --          --            --

Issuance of preferred stock Series A                                 --      --    400,000  $ 4,000,000          --            --

Beneficial conversion feature of Series A                            --      --         --     (705,882)         --            --

Allocated value of warrants issued with Series A                     --      --         --     (378,918)         --            --

Amortization of warrants and beneficial conversion feature           --      --         --    1,084,800          --            --

Conversion of Series A preferred stock into common stock        103,341      10   (120,000)  (1,200,000)         --            --

Redemption of Series A preferred stock                               --      --   (280,000)  (2,800,000)         --            --

Exercise of warrants and stock options                           25,250       3         --           --          --            --

Allocated value of warrants issued with Series B                     --      --         --           --          --            --

Dividends paid in common stock                                   17,127       2         --           --          --            --

Issuance of common stock purchase warrants and stock
 options for services                                                --      --         --           --          --            --

Expenses incurred in connection with the issuance of stock           --      --         --           --          --            --

Net loss                                                             --      --         --           --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                492,961 450     450         --           --          --            --

Reclassification of Series B preferred stock to permanent            --      --         --           --     130,000   $12,342,266
equity

Accreted value of warrants and transaction costs - Series B          --      --         --           --          --       239,176

Warrants issued in connection with acquisition of ICTS, Inc.         --      --         --           --          --            --

Waived dividends on  Series B preferred stock converted              --      --         --           --          --            --
 to note payable

Issuance of preferred stock Series C                                 --      --         --           --          --            --

Allocated value of warrants issued with Series C                     --      --         --           --          --            --

Purchase of treasury shares, at cost; 51,965 shares                  --      --         --           --          --            --

Net loss                                                             --      --         --           --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                  4,492,961    $450         --      $ - 0 -     130,000   $12,581,442
====================================================================================================================================
                                                             Preferred Stock     Treasury
                                                                 Series C         Stock     Additional
                                                           Number                            Paid-in    Accumulated   Stockholders'
                                                           of Shares  Amount     Amount      Capital       Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                  --         --          --   $19,889,224  $ (9,578,439)   $ 10,311,220

Issuance of preferred stock Series A                          --         --          --     (480,463)            --       3,519,537

Beneficial conversion feature of Series A                     --         --          --      705,882             --              --

Allocated value of warrants issued with Series A              --         --          --      378,918             --              --

Amortization of warrants and beneficial conversion feature    --         --          --           --     (1,144,594)        (59,794)

Conversion of Series A preferred stock into common stock      --         --          --    1,199,990             --              --

Redemption of Series A preferred stock                        --         --          --           --       (420,000)

Exercise of warrants and stock options                        --         --          --      108,473             --         108,476

Allocated value of warrants issued with Series B              --         --          --      400,000             --         400,000

Dividends paid in common stock                                --         --          --      191,456       (191,458)             --

Issuance of common stock purchase warrants and stock
 options for services                                         --         --          --       56,000             --          56,000

Expenses incurred in connection with the issuance of stock    --         --          --      (79,100)            --         (79,100)

Net loss                                                      --         --          --            --   (10,140,240)    (10,140,240)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                  --         --          --   22,370,380    (21,474,731)        896,099

Reclassification of Series B preferred stock to permanent     --         --          --           --             --      12,342,266
equity

Accreted value of warrants and transaction costs - Series B   --         --          --           --       (239,176)             --

Warrants issued in connection with acquisition of ICTS, Inc.  --         --          --      123,000             --         123,000

Waived dividends on  Series B preferred stock converted       --         --          --           --        (910,000)      (910,000)
 to note payable

Issuance of preferred stock Series C                       1,300   $130,000          --      (20,109)            --         109,891

Allocated value of warrants issued with Series C              --         --          --       16,664        (16,664)             --

Purchase of treasury shares, at cost; 51,965 shares           --         --   $ (82,580)          --             --         (82,580)

Net loss                                                      --         --          --           --     (8,837,219)     (8,837,219)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                               1,300   $130,000   $ (82,580) $22,489,935   $(31,477,790)      3,641,457
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements


              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                             2001             2000
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                      $ (8,837,219)   $(10,140,240)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                     415,036       1,060,171
    Amortization of intangibles                                                      328,360         153,695
    Allowance for doubtful accounts                                                  600,000         125,000
    Amortization of license agreement                                                 25,000          37,500
    Common stock options and warrants issued for services                                 --          56,000
    Loss on disposal of discontinued operations                                    4,312,462              --
    Loss from equity method investment                                                    --          95,283
    Gain on equity investment                                                             --         (50,000)
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                      65,272        (981,874)
      Increase in licensing agreement                                                     --         (50,000)
      (Increase) decrease in prepaid expenses and other current assets                (2,002)        412,968
      Increase in other assets                                                      (141,019)        (29,835)
      Decrease in accounts payable and accrued expenses                             (668,902)     (1,505,013)
      Increase in deferred revenue                                                   590,469              --
      Accrued purchase price payable on Interboro Institute Inc.                                     673,376
------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                     (3,312,543)    (10,142,969)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                   (184,567)       (632,318)
  Purchases of property and equipment                                               (347,510)     (2,963,275)
  Proceeds from sale of property and equipment                                        49,000              --
  Proceeds from sale of equity investment                                                 --         150,000
------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                       (483,077)     (3,445,593)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                              --         108,473
  Principal payments on capital lease obligation                                    (123,453)        (15,707)
  Net proceeds from issuance of preferred stock Series A                                  --       3,519,535
  Redemption of preferred stock Series A                                                  --      (3,220,000)
  Net proceeds from issuance of preferred stock Series B                                  --      12,682,472
  Net proceeds from issuance of preferred stock Series C                             109,891              --
  Expenses incurred in connection with the issuance of preferred stock Series B           --         (79,100)
  Purchase of treasury stock                                                         (82,580)             --
------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                          (96,142)     12,995,673
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (3,891,762)       (592,889)
Cash and cash equivalents at beginning of year                                     6,332,934       6,925,823
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $  2,441,172    $  6,332,934
============================================================================================================
Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                    $     71,830    $      8,439
============================================================================================================
    Income taxes                                                                $    149,475    $     71,955
============================================================================================================
Supplemental schedules of noncash investing and financing activities:

  Conversion of Series A to common stock                                        $         --         120,000
============================================================================================================
  Issuance of common stock in lieu of dividends on Series A preferred stock     $         --         191,458
============================================================================================================
  Conversion of Series B dividends to note payable                              $    910,000              --
============================================================================================================
  Warrants issued in connection with acquisition of ICTS, Inc.                  $    123,000    $         --
============================================================================================================

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  1.  PRINCIPAL          Educational Video Conferencing, Inc. ("EVCI") was
      BUSINESS           formed on March 4, 1997. EVCI has two business
      ACTIVITY AND       segments. EVCI provides on-campus education and
      SUMMARY OF         Flushing, New York, and ICTS, Inc., an information
      SIGNIFICANT        training. This segment four campuses located in
      ACCOUNTING         video-enhanced communications which provide Atlanta,
      POLICIES:          Baltimore, consists of the operations of technology
                         training and certification school with Interboro
                         Institute, Inc., a two-year college with technology solutions and services that permit one Alexandria and Hampton, Virginia. EVCI also high-quality multi-point video conferencing with offers campus in New York City and one in three connectivity options: broadband, dedicated Internet access with service level agreements, and existing general Internet access from almost any Internet Service Provider ("ISP").

                         In January 2000, EVCI acquired all the outstanding common stock of Interboro Institute, Inc. ("Interboro"). The acquisition was accounted for under the purchase method of accounting.

                         In July 2001, Interboro Holdings, Inc. (a wholly owned subsidiary of EVCI) acquired all the outstanding common stock of ICTS, Inc. ("ICTS"). The acquisition was accounted for under the purchase method of accounting.

                         The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiaries, Interboro Holdings, Inc., Interboro Institute, Inc. and ICTS (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

                         In July 2001, the Company's board of directors reached a decision to stop delivering synchronized courses using ISDN lines because this activity has continued to be unprofitable. Accordingly, the Company has reflected the closing of this segment as a discontinued operation in the accompanying consolidated financial statements. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption loss from discontinued operations for the years presented.

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

           EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         At December 31, 2001, intangible assets were as
                         follows:
                                                                           Noncompete
                                                             Goodwill      Agreements      Total
                         ---------------------------------------------------------------------------
                         Intangibles                       $ 6,696,855    $  47,057    $ 6,743,912
                         Less accumulated amortization        (465,242)     (16,813)      (482,055)
                         -------------------------------------------------------------------------
                                                           $ 6,231,613    $  30,244    $ 6,261,857
                         ===========================================================================


                         The Company recognizes income ratably over the semester in which courses are given. The courses range from 2 days to 27-week periods. Deferred revenue represents tuition and fees received but not yet earned.

                         Interboro participates in federal and state financial aid programs (Title IV Programs, NYS TAP, etc.). Most of the students attending Interboro rely on these federal and state financial aid programs to meet their tuition needs. Changes in the programs may have a direct impact on Interboro.

                         Property and equipment is recorded at cost.
                         Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease.

                         Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the notes payable approximates the carrying amount.

                         The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

                         Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses in the accompanying statement of operations. The cost of brochures is capitalized and amortized over the semester to which the specific courses relate. Advertising expenses approximated $1,324,000 and $1,125,000 for the years ended December 31, 2001 and 2000, respectively.

                         The Company employs the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their net realizable value.

                         SFAS No. 128, Earnings per Share, requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings divided by

           EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and operations.

                         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The statement supercedes APB No. 30, effective for fiscal years beginning after December 15, 2000. Management believes that had this statement been adopted currently, there would not have been a material impact on the financial statements.

                         Certain 2000 amounts have been reclassified, where appropriate, to conform to the 2001 presentation.


  2.  ACQUISITIONS:      On January 14, 2000, EVCI acquired the outstanding
                         shares of Interboro for $672,500 plus 50% of earnings before interest, taxes, debt and amortization
                         ("EBITDA") for the three years ending December 31, 2001, 2002 and 2003. Payment of Interboro's purchase price is contingent upon there being EBITDA, as defined. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of the acquisition, and the assets and liabilities are to be recorded based upon their fair values at the date of the acquisition. EVCI acquired assets with a fair value of approximately
                         $1,000,000 and assumed liabilities of approximately
                         $1,800,000.

           EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         In connection with the acquisition of Interboro, EVCI recorded approximately $1,500,000 in goodwill and noncompete agreements, which was being amortized on a straight-line basis over a period of 10 years and 5 years, respectively. Approximately $278,000 of additional purchase price has been recorded based on 50% of Interboro's EBITDA, as defined in the agreement.

                         Effective July 1, 2001, Interboro Holdings, Inc. acquired the outstanding shares of ICTS for warrants to purchase 700,000 shares of EVCI's common stock (500,000 shares at $1.00 per share and 200,000 shares at $3.00 per share) valued at $123,000. In addition, certain ICTS shareholders are entitled to receive 20% of ICTS's free cash flows, as defined, up to a maximum of either $500,000 or $600,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of the acquisition, and the assets and liabilities are to be recorded based upon the fair values at the date of the acquisition. EVCI acquired assets with a fair value of approximately $2,000,000, and assumed liabilities of approximately $6,500,000. EVCI incurred approximately $377,000 in professional fees and other costs related to the acquisition.

                         In connection with the acquisition of ICTS, EVCI recorded approximately $5,000,000 in goodwill, which was being amortized on a straight-line basis over a period of 10 years.

                         The following summarized EVCI pro forma consolidated statement of operations (unaudited) assumes the acquisition of the business of ICTS as if it had occurred as of the beginning of these periods.

                         Year ended December 31,             2001            2000
                         --------------------------------------------------------

                         Net revenue                 $ 20,647,484    $ 19,961,957
                         ========================================================
                         Net loss                    $ 10,393,479    $ 12,321,711
                         ========================================================
                         Basic loss per common share $      (2.59)   $      (3.21)
                         ========================================================

                         This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.

  3.  DISCONTINUED       In July 2001, EVCI's board of directors decided to stop
      OPERATIONS:        delivering synchronized courses using ISDN lines
                         because this activity has continued to be unprofitable.
                         Accordingly, the Company has reflected the closing of this segment as a discontinued operation in the accompanying

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         consolidated financial statements. As a result, segment revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption loss from discontinued operations for all periods presented. Accordingly, the Company recorded a loss from discontinued operations totaling $950,587 for the year ended December 31, 2001. Net revenue from the discontinued segment was $203,880 and $1,112,085 for the years ended December 31, 2001 and 2000, respectively. The December 31, 2000 consolidated statement of operations has been restated to present this segment as a discontinued operation. The Company recorded a loss on the disposal of discontinued operations amounting to $4,312,462, including $100,000 in severance payments, $200,000 in discontinued rental agreements, $100,000 in uncollectible receivables and $3,912,462 in abandoned equipment and software.

                         In connection with discontinuation of this segment, the Company has identified certain assets that are saleable and expects to dispose of these items in 2002. These assets amounting to $261,000 have been recorded at their net realizable value.


  4.  PROPERTY AND       Property and equipment, at cost, consists of the
      EQUIPMENT:         following:



                                                                                       Estimated
                         December 31,                            2001         2000    Useful Life
                         ------------------------------------------------------------------------
                         Furniture and fixtures            $  487,785   $  247,715        7 years
                         Office computers                     730,740    1,872,424   3 to 5 years
                         Video teaching equipment             192,806    4,028,004        5 years
                         Computer software                         --      367,770        5 years
                         Automobile                            22,233       22,233        5 years
                         Leasehold improvements               593,822      154,994  Term of lease
                         Equipment acquired under
                          capital lease                       413,763       73,338        5 years
                         ------------------------------------------------------------------------
                                                            2,441,149    6,766,478
                         ------------------------------------------------------------------------

                         Less accumulated depreciation
                         and amortization:
                           Equipment acquired under
                            capital lease                      95,826       23,453
                           Other                              710,109    1,730,022
                         ------------------------------------------------------------------------
                                                              805,935    1,753,475
                         ------------------------------------------------------------------------
                                                           $1,635,214   $5,013,003
                         ========================================================================


  5.  LICENSE            During October 1999, EVCI entered into a $250,000
      AGREEMENT:         five-year exclusive limited license and services
                         agreement with an entity. The license agreement was terminated and part of the assets disposed of in July
                         2001 (see Note 3).

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  6. ACCOUNTS            Accounts payable and accrued expenses consist of the
     PAYABLE AND         following:
     ACCRUED
     EXPENSES:                                                   December 31,
                                                                2001       2000
                         -------------------------------------------------------

                         Accounts payable                  $  991,750   $431,807
                         Accrued professional fees            330,207     78,126
                         Accrued telephone                         --     71,484
                         Accrued state income taxes                --     62,517
                         Accrued salaries and benefits        349,017     55,000
                         Accrued marketing and advertising    268,641         --
                         Student refunds payable              676,617         --
                         Accrued other                        130,594     94,532
                         -------------------------------------------------------
                                                           $2,746,826   $793,466
                         =======================================================


  7.  OBLIGATIONS        The Company leases office and computer equipment under
      UNDER CAPITAL      a capital lease expiring at various dates through 2004.
      LEASE:             The lease requires monthly payments of principal and
                         interest imputed at rates ranging from 13% to 23% per annum.

                         Minimum future obligations under this lease are as follows:

                         Year ending December 31,

                                     2002                               $284,124
                                     2003                                119,984
                                     2004                                 35,768
                         -------------------------------------------------------
                                                                         439,876
                         Less amount representing interest                48,628
                         -------------------------------------------------------
                                                                         391,248
                         Less current portion                            277,292
                         -------------------------------------------------------
                                                                        $113,956
                         =======================================================


  8.  INCOME TAXES:      The tax effects of loss carryforwards and the valuation
                         allowance that give rise to deferred tax assets are as follows:

                         December 31,                       2001            2000
                         -------------------------------------------------------
                         Net operating losses        $ 4,200,000    $ 1,581,000
                         Less valuation allowance     (4,200,000)    (1,581,000)
                         -------------------------------------------------------
                               Deferred tax assets   $     - 0 -    $     - 0 -
                         =======================================================

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                         The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                         Year ended December 31,             2001         2000
                         -------------------------------------------------------
                         Federal statutory rate              (34)%        (34)%
                         State income taxes of Interboro       1            1
                         Increase in valuation allowance      34           34
                         -------------------------------------------------------
                                                               1 %          1 %
                         =======================================================

                         As of December 31, 2001, the Company had net operating loss carryforwards available to offset future taxable income of approximately $28,000,000 which expire in various years through 2021. Between October 1997 and August 1998, EVCI completed private offerings of securities. In February 1999, EVCI had an IPO of its securities. Under Section 382 of the Internal Revenue Code, these activities effect an ownership change and thus may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards. The Company uses the lowest marginal U.S. corporate tax of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no taxable earnings through December 31, 2001.


  9.  COMMITMENTS AND    The Company leases office space and classrooms under
      CONTINGENCIES:     noncancelable operating leases which expire in January
                         2007. The leases are subject to escalations for increases in the Company's share of increases in real estate taxes and other expenses.

                         Minimum future obligations under these leases are as follows:

                         Year ending December 31,

                                     2002                             $1,169,000
                                     2003                              1,065,000
                                     2004                                667,000
                                     2005                                649,000
                                     2006                                113,000
                                  Thereafter                               9,000
                         -------------------------------------------------------
                                                                      $3,672,000
                         =======================================================

                         Rent expense charged to operations for the years ended December 31, 2001 and 2000 amounted to approximately $1,577,000 and $774,000, respectively.

                         The Company has employment agreements with executive officers and other employees of the Company which provide for compensation and other benefits as defined in the agreements. Aggregate compensation under these agreements for the year ending December 31, 2002 is $705,000.

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         In May 2000, the Company entered into an employment agreement which provided, as additional compensation, the opportunity to be awarded up to 30,000 options to purchase common stock at $31.31 per share. The options are exercisable only upon the Company reaching certain revenue goals, as defined in the agreement. Accordingly, the Company will incur a charge to operations for the intrinsic value of the options at such time as the revenue goals are met. The goals for the year ended December 31, 2001 were not met.

                         In May 2000, the Company entered into an employment agreement which provided, as additional compensation, the opportunity to be awarded up to 20,000 options to purchase common stock at $17.00 per share, based upon the performance of Interboro, as defined in the agreement. Any options awarded under the agreement shall vest in equal amounts over three years. Accordingly, the Company will incur a charge to operations for the intrinsic value of the options at such time as the revenue goals are met.

                         Tuition Assistance Program ("TAP") funds received through the academic grant years 1992 have been audited. Subsequent and future funds received are still subject to audit. At this time, it is not possible to determine the periods which will be audited or any adjustments which might be necessary as a result.


  10. STOCKHOLDERS'      In October 1998, the board of directors of EVCI adopted
      EQUITY:            an incentive stock option plan in which 356,000 shares
                         of common stock have been reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, nonemployee directors and others. The option price cannot be less than the fair market value of the shares of the incentive stock options at the date of grant.
                         Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At December 31, 2001, there are 321,750 options outstanding under this plan.

                         In May 2001, the board of directors adopted a new incentive stock option plan in which 250,000 shares of common stock are reserved for future issuance through May 2003. The plan provides for grants of nonqualified stock options to employees and nonemployee directors. The exercise price of the options is the average closing price of the common stock on Nasdaq for the five trading days prior to the grant of the option. Options vest and become fully exercisable 90 days after the grant. At December 31, 2001, there are 109,250 options outstanding under this plan.

                         In February 2000, the Company received gross proceeds of $4,000,000 for the issuance of 400,000 shares of 7.5% Series A Convertible Preferred Stock and three-year warrants to purchase 40,000 shares of common stock at $21.27 per share. The transaction costs of this private placement were approximately $480,000. A value of $378,918 was assigned to the warrants. The Series A preferred stock was convertible into shares of EVCI common stock at a discount from the "market price," as defined. The Company is accounting for the issuance of the Series A preferred stock in accordance with Emerging Issues Task Force No. 98-5 which addresses the issuance of convertible securities that have a beneficial conversion feature. The conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         that feature to additional paid-in capital. The amount is calculated as the difference between the conversion price and the fair market value of the common stock at the date of issuance. Any discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and will be recognized as a return to the preferred stockholder over the period from the date of issuance through the date of the earliest conversion, as defined.

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

                         In July 2000, in connection with an advertising agreement, the Company issued warrants to purchase up to 15,000 shares of common stock as additional payment. The warrants are exercisable upon issuance with exercise prices ranging from $15.20 per share to $21.20 per share. Accordingly, the Company recorded a noncash charge to operations of $21,000, the value assigned to the warrants issued.

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

                         The Series B preferred stock was initially convertible into shares of common stock at $13.50 per share, the average closing bid price of the common stock for 20 trading days prior to September 22, 2000. In September 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. In December 31, 2001, in connection with the issuance of the Series E preferred stock, the conversion price was again reset to $6.62 in accordance with the dilution provisions of the Series B preferred. The Series B preferred stockholders could initially require the Company to redeem their preferred shares upon the occurrence of certain matters as defined in the agreement. In August 2001, the Series B preferred

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         shareholders consented to an amendment of EVCI's certificate of incorporation, which permitted the Company to reclassify the Series B stock as permanent equity. Additionally, under the agreement, the Series B preferred shareholders waived their right to receive payment of dividends on their shares. In consideration, the Company issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note is payable on September 22, 2003 and is secured by the common stock of Interboro. Additionally, Interboro has guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors.

                         As permitted by the terms of the Series B preferred, the board of directors of EVCI did not declare the semi-annual dividends of $249,315 which was payable December 31, 2001.

                         In September 2001, the board of directors authorized the purchase of up to 5% of the issued and outstanding common stock of EVCI at the prevailing market prices on the open market. At December 31, 2001, the Company has repurchased 51,965 shares of their common stock at a cost of $82,580.

                         In November 2001, the Company designated 20,000 shares of authorized preferred stock as Series C 8% Convertible Preferred Stock. The preferred stock is being sold in units. Each unit consists of 250 shares of preferred stock and one warrant. Each warrant entitles the holder the right to purchase a certain number of shares, as defined in the agreement. Between November 27 and December 31, 2001, the Company received gross proceeds of $130,000 from the issuance of 5.2 units consisting of 1,300 shares of Series C preferred stock and five-year warrants to purchase 29,852 shares of common stock at $1.52 per share. A value of $16,664 was assigned to the warrants. The transaction costs of this private placement were approximately $20,000. The value of the warrants has been recognized as a deemed dividend to the Series C preferred shareholders.

                         During January 2002, EVCI received approximately $200,000 of gross proceeds from the issuance of an additional 8 units.

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         The following table represents the warrants outstanding as of December 31, 2001 and 2000:

                                              Exercise      Warrants Outstanding
                                              Price per         December 31,
                         Expiration Date       Warrant       2001          2000


                         July 2001           $   15.20           --       5,000
                         July 2001               18.20           --       5,000
                         July 2001               21.50           --       5,000
                         June 2002                2.00          500         500
                         August 2002              4.00        2,000       2,000
                         October 2002             4.00      100,000     100,000
                         October 2002            20.00       50,000      50,000
                         December 2002            4.00       17,000      17,000
                         January 2003             6.00       88,252      88,252
                         February 2003            6.00       37,500      37,500
                         February 2003           21.27       40,000      40,000
                         April 2003               6.00        4,000       4,000
                         August 2003             12.00       25,000      25,000
                         September 2003          20.25      722,223     722,223
                         February 2004           17.50        5,000       5,000
                         February 2004           19.80      120,000     120,000
                         February 2004           20.00       10,000      10,000
                         February 2004           22.50        7,500       7,500
                         February 2004           25.00        7,500       7,500
                         February 2005            5.44       37,500      37,500
                         January 2006            25.00       25,000      25,000
                         May 2006                12.00       50,000      50,000
                         June 2006                1.00      500,000          --
                         June 2006                3.00      200,000          --
                         December 2006            1.52       29,852          --
                         April 2007              16.09       25,000      25,000
                         -------------------------------------------------------
                                                          2,103,827   1,388,975
                         =======================================================

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         Presented below is a summary of stock option activity for the periods shown:


                                                                    Weighted-                 Weighted-
                                                                     Average                   Average
                          Exercise                                  Exercise     Options      Exercise
                         Price Range                      Options    Price      Exercisable     Price
                         ------------------------------------------------------------------------------
                         Balance at December 31, 1999     420,000    $ 11.84    55,000         $   9.09
                         Granted                           40,000
                         Canceled                         (13,000)
                         Exercised                         (1,750)
                         ------------------------------------------------------------------------------
                         Balance at December 31, 2000     445,250      13.22    56,332         $   9.33
                         Granted                          234,750
                         Canceled                        (249,000)
                         ------------------------------------------------------------------------------

                         Balance at December 31, 2001     431,000    $  8.06    19,499         $   7.07
                         ==============================================================================


                         The following table summarizes information for options currently outstanding and exercisable at December 31, 2001:

                                                             Options Outstanding      Options Exercisable
                                                          -------------------------  ---------------------
                                                           Weighted-     Weighted-               Weighted-
                                                            Average       Average                 Average
                            Exercise                       Remaining     Exercise                Exercise
                         Price Range           Number        Life          Price     Number       Price
                         --------------------------------------------------------------------------------
                         $  1.00 -  $10.00     219,250      2.50 years   $  3.74      209,250     $  3.87
                           10.00 -   20.00     191,750      2.50 years     10.57       96,916       10.64
                           20.00 -   32.00      20,000      2.25 years     31.41       13,333       31.36
                         --------------------------------------------------------------------------------
                         $  1.00 - $32.00      431,000      2.50 years   $  8.06      319,499     $  7.07
                         ================================================================================


                         The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                         and net loss per common share would approximate the pro forma amounts shown in the following table:

                         Year ended December 31,                             2001              2000
                         ----------------------------------------------------------------------------
                         Reported net loss available to common
                          shareholders                               $ (10,003,059)   $ (12,142,347)
                         ==========================================================================

                         Pro forma net loss available to common

                          shareholders                               $ (10,562,444)   $ (17,693,834)
                         ==========================================================================

                         Reported net loss per common share          $       (2.23)   $       (2.76)
                         ==========================================================================

                         Pro forma net loss per common share         $       (2.35)   $       (2.89)
                         ==========================================================================

                         The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136% in 2001 and 104% in 2000, risk-free interest rates ranging from 3.76% to 6.57% and an expected life of 2 to 10 years from the date of vesting.

                         The weighted-average fair value of options granted is as follows:

                         Year ended December 31,                              2001             2000
                         --------------------------------------------------------------------------
                         Fair value of each option granted                $   .717         $ 14.745
                         --------------------------------------------------------------------------

                         Total number of options granted                   234,750           40,000
                         --------------------------------------------------------------------------

                            Total fair value of all options granted       $168,316         $589,800
                         ==========================================================================

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


  11. SEGMENT            The Company follows SFAS No. 131, Disclosure About
      REPORTING:         Segments of an Enterprise and Related Information. As a
                         result of the acquisition of Interboro, the Company has two operating segments: (1) operator of Interboro and ICTS, on-campus education and training and (2) video-enhanced communications providing technology solutions and services.

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         For the year ended December 31, 2001 and 2000, reportable segment data were as follows:

                         December 31,                                        2001            2000
                         ------------------------------------------------------------------------
                         Net revenue:
                           Video-enhanced communications             $    207,613              --
                           Campus education and training               14,473,895    $  7,546,761
                         ------------------------------------------------------------------------
                                                                       14,681,508       7,546,761
                           Discontinued operations                        203,880       1,112,085
                         ------------------------------------------------------------------------
                                Total net revenue                    $ 14,885,388    $  8,658,846
                         ========================================================================

                         Operating companies, net income (loss):
                           Video-enhanced communications             $ (3,340,139)   $ (7,503,704)
                           Campus education and training                 (128,031)        647,880
                         ------------------------------------------------------------------------

                                Total net loss from continuing
                                  operations                         $ (3,468,170)   $ (6,855,824)
                         ========================================================================
                         Interest income:
                           Video-enhanced communications             $    107,478    $    257,633
                           Campus education and training                   33,139           7,919
                         ------------------------------------------------------------------------

                               Total interest income                 $    140,617    $    265,552
                         ========================================================================
                         Depreciation and amortization:
                           Video-enhanced communications             $    121,729    $     92,303
                           Campus education and training                  621,667         281,741
                         ------------------------------------------------------------------------
                                                                          743,396         374,044
                           Discontinued operations                        615,890         839,822
                         ------------------------------------------------------------------------
                               Total depreciation and amortization   $  1,359,286    $  1,213,866
                         ========================================================================

                         Assets:
                           Video-enhanced communications             $    915,161    $ 10,758,658
                           Campus education and training               11,877,185       3,992,593
                           Discontinued operations                        261,000              --
                         ------------------------------------------------------------------------
                                Total assets                         $ 13,053,346    $ 14,751,251
                         ========================================================================

                         Loss from equity method investments
                          - EVCI                                               --    $     95,283
                         Provision for income taxes - Interboro      $    106,000    $    117,000
                         ========================================================================

              EDUCATIONAL VIDEO CONFERENCING INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         During the year ended December 31, 2000, two education providers accounted for 76% (52% and 24%) of EVCI's net revenue from discontinued operations.