Form 10QSB
period 2002-03-31
EDUCATIONAL VIDEO CONFERENCING INC
filed 2002-05-15
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,813,466 shares of Common Stock as of May 1, 2002.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1. Financial Statements                                                Page
                                                                            ----

Consolidated Balance Sheet as of March 31, 2002 (unaudited)
and as of December 31, 2001 (audited)......................................    1

Consolidated Statement of Operations for the three month periods
ended March 31, 2002 (unaudited) and March 31,  2001 (unaudited)...........    2

Consolidated Statement of Cash Flows for the three month periods ended
March 31, 2002 (unaudited) and March 31, 2001 (unaudited)..................    3

Notes to Consolidated Financial Statements.................................    4

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

First Quarter Developments.................................................    8

Comparison of the three month periods ended
March  31, 2002 and March 30, 2001.........................................    9

Liquidity and Capital Resources............................................   11

Forward-Looking Statements and Risk Factors................................   12


                                     Part II

                                Other Information

Item 6. Exhibits and Reports on form 8-K...................................   13

Signatures.................................................................   14

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                          March 31, 2002    December 31, 2001
                                                                          --------------    -----------------
                                   Assets                                  (unaudited)          (audited)
Current assets:
     Cash and cash equivalents ..........................................   $  1,824,808    $  2,441,172
     Accounts receivable, net of allowance for doubtful
     accounts of $950,000 ...............................................      3,258,952       1,850,141
     Accounts receivable other ..........................................         16,943          34,585
     Prepaid expenses and other current assets ..........................        304,485         304,677
     Assets held for resale .............................................        261,000         261,000
                                                                                 -------         -------
Total current assets ....................................................      5,666,188       4,891,575
Property and equipment, net .............................................      1,532,738       1,635,214
Notes receivable ........................................................        100,000              --
Intangible assets, net ..................................................         39,182          30,244
Goodwill ................................................................      6,469,113       6,231,613
Other assets ............................................................        289,978         264,700
                                                                                 -------         -------
Total assets ............................................................   $ 14,097,199    $ 13,053,346
                                                                             ===========     ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses ..............................   $  3,261,919    $  2,688,394
     Deferred revenue ...................................................      4,220,900       4,270,698
     Accrued costs relating to discontinued operations ..................         79,074         141,123
     Accrued purchase price payable for Interboro .......................        136,000         206,000
     Current maturities of capitalized lease obligations ................        199,969         277,292
                                                                                 -------         -------
Total current liabilities ...............................................      7,897,862       7,583,507
     Accrued purchase price payable for Interboro, net of current portion        858,253         745,994
     Capital lease obligations, net of current portion ..................         69,311         113,956
     Deferred rent payable ..............................................         43,549          58,432
     Note payable .......................................................        910,000         910,000
                                                                                 -------         -------
Total liabilities .......................................................      9,778,975       9,411,889

Stockholders' equity:
Preferred stock-$.001 par value: authorized 1,000,000 shares:
     Series B 7% Convertible Preferred Stock -- $100 stated value;
     200,000 shares designated series B; issued and outstanding
     130,000 shares .....................................................     12,641,236      12,581,442
Series C 8% Convertible Preferred Stock-$100 stated value:
     20,000 shares designated series C; issued and outstanding
     6,230 shares and 1,300 shares, respectively ........................        623,000         130,000
Common stock - $.0001 par value; authorized 20,000,000 shares, issued
     4,492,961 shares; outstanding  4,403,596 and 4,440,996 shares,
     respectively .......................................................            450             450
Additional paid-in capital ..............................................     22,425,780      22,489,935
Accumulated deficit .....................................................    (31,223,773)    (31,477,790)
Treasury stock-at cost: 89,365 and 51,965 shares, respectively ..........       (148,469)        (82,580)
                                                                                --------         -------
Stockholders' equity ....................................................      4,318,224       3,641,457
                                                                               ---------       ---------
Total liabilities and stockholders' equity ..............................   $ 14,097,199    $ 13,053,346
                                                                             ===========     ===========

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                     Three Months Ended
                                                                     ------------------
                                                                March 31, 2002  March 31, 2001
                                                                --------------  --------------

Revenue ....................................................   $ 6,023,710    $ 2,365,391
Other income ...............................................        90,276         13,310
                                                                    ------         ------
Total revenue ..............................................     6,113,986      2,378,701
                                                                 ---------      ---------
Operating expenses:
     Cost of sales .........................................     1,796,435        647,947
     Selling, general and administrative ...................     3,830,256      2,901,713
                                                                 ---------      ---------
Total operating expenses ...................................     5,626,691      3,549,660
                                                                 ---------      ---------
Income/(loss) from operations ..............................       487,295     (1,170,959)
Other income (expense):
     Interest expense ......................................       (50,473)        (1,150)
     Interest income .......................................         4,323         68,242
                                                                     -----         ------
Income/(loss) from continuing operations ...................       441,145     (1,103,867)
                                                                   -------     ----------
Discontinued operations:
     Loss from discontinued operations .....................            --       (456,014)
     Loss from disposal of discontinued operations .........            --             --
Loss from discontinued operations ..........................            --       (456,014)
                                                                 ---------        -------
Income/(loss) before provision for income taxes ............       441,145     (1,559,881)
Provision for income taxes .................................       118,000         63,000
                                                                   -------         ------
Net income/(loss) ..........................................       323,145     (1,622,881)
Accreted value of series B preferred stock..................       (59,794)       (59,794)
Undeclared dividends on preferred stock-series B ...........      (227,500)      (224,383)
Dividends on preferred stock-series C ......................        (6,253)            --
Accreted value of series C preferred stock .................        (3,081)            --
                                                                                   ------
Net income/(loss) available to common stockholders .........   $    26,517    $(1,907,058)
                                                                   =======    ===========
Basic and diluted income/(loss) from continuing operations .   $      0.01    $     (0.32)
                                                                     =====         ======
Basic and diluted income(loss) from discontinued operations             --          (0.10)
                                                                      ----          -----
Basic and diluted income/(loss) per common share ...........   $      0.01    $     (0.42)
                                                                     =====         ======
Weighted average number of common shares outstanding-basic .     4,419,148      4,492,961
                                                                 =========      =========
Weighted average number of common shares outstanding-diluted     4,859,072      4,492,961
                                                                 =========      =========

                 See Notes to Consolidated Financial Statements

              EDUCATIONAL VIDEO CONFERENCING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                                                      Three Months Ended
                                                                                      ------------------
                                                                               March 31, 2002  March 31, 2001
                                                                               --------------  --------------
Cash flows from operating activities:
Net income (loss) .........................................................   $   323,145    $(1,622,883)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation ......................................................       186,501        327,121
        Amortization of intangibles .......................................         3,562         46,647
        Amortization of licensing agreement ...............................            --         12,500
        Deferred rent .....................................................       (14,883)            --
Changes in operating assets and liabilities, net of effects of acquisitions in 2001:
    (Increase) decrease in accounts receivable ............................    (1,391,169)       215,690
    (Increase) decrease in prepaid expense ................................           192       (177,728)
    Increase in other assets ..............................................       (25,278)       (97,823)
    Increase (decrease) in accounts payable and accrued
    expenses ..............................................................       567,272       (217,138)
    Decrease in deferred revenue ..........................................       (49,798)            --
    Decrease in accrued costs related to discontinued operations ..........       (62,049)            --
    Increase (decrease) in accrued purchase price of Interboro Institute ..      (207,741)       278,618
                                                                                  -------        -------
Net cash used in operating activities .....................................      (670,246)    (1,234,996)
                                                                                  -------      ---------
Cash flows used in investing activities:
        Purchase of ICTS, net of cash required ............................            --       (279,706)
        Purchase of equipment .............................................       (84,025)      (383,918)
        Cash advanced for note receivable .................................      (100,000)            --
                                                                                  -------      ---------
Net cash used in investing activities .....................................      (184,025)      (663,624)
                                                                                  -------        -------
Cash flows from financing activities:
        Principal payments under capital lease obligations ................      (121,968)        (3,122)
        Net proceeds from issuance of preferred stock-series C ............       425,764             --
        Purchase of treasury stock ........................................       (65,889)            --
                                                                                   ------        -------
Net cash provided by (used in) financing activities .......................       237,907         (3,122)
                                                                                  -------          -----
Net decrease in cash and cash equivalents .................................      (616,364)    (1,901,742)
Cash and cash equivalents at beginning of period ..........................     2,441,172      6,332,934
                                                                                ---------      ---------
Cash and cash equivalents at end of period ................................   $ 1,824,808    $ 4,431,192
                                                                               ==========     ==========
Supplemental schedule of cash flow information:
Cash paid during the period for:
        Interest ..........................................................   $    30,300    $     1,150
        Taxes .............................................................   $        --    $    63,158

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

We primarily provide on-campus education and training. This segment consists of the operations of Interboro and ICTS. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in Manhattan and an extension center in Flushing, New York. ICTS is an information technology training and certification school with four schools, one in each of Atlanta, Georgia; Baltimore, Maryland; and Alexandria and Hampton, Virginia. We acquired Interboro in January 2000 and ICTS in July 2001. Our schools segment provided 99% of our revenues for the quarters ended March 31, 2002 and 2001.

EVCI's new video enhanced communications segment, which we created in the first quarter of 2001, offers second generation technology solutions and services that permit high quality multi-point video conferencing with three connectivity options: broadband, dedicated Internet access with service level agreements and existing general Internet access from most Internet service providers. This segment provided approximately 1% of our revenues for the quarters ended March 31, 2002 and 2001.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 2001.

Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2001 and for the year then ended, and the notes thereto, in our 10-KSB for the year ended December 31, 2001.

Note 2 - Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Potential common stock has not been included in the computation of diluted EPS for the quarter ended March 31, 2001 since the effect would be antidilutive.

Note 3- Revenue Recognition

We recognize our campus education and training segment income ratably over the semester in which courses are given and as services are performed. Deferred revenue from advance student billings is netted against accounts receivable for financial statement reporting. Deferred revenue is made up of billings for classes in progress and advance payments that will be recognized as income over the next nine months. The total deferred revenue at March 31, 2002 was approximately $4,221,000. This includes $1,083,000 for Interboro's semester that began in January and ended in April 2002. We will recognize this as revenue during the second quarter of 2002. For ICTS, deferred revenue was $3,138,000 at March 31, 2002. ICTS classes range from two days to 27 weeks for full programs. We expect to recognize substantially all of the ICTS deferred revenue by the fourth quarter of 2002.

Note 4 - Preferred Stock

In November 2001, we designated 20,000 shares of authorized preferred stock as Series C 8% convertible preferred stock. From November 2001 to March 2002, we received gross proceeds of $623,000 from the issuance of 6,230 shares of Series C preferred stock and related five-year warrants. In April 2002, the Series C preferred was converted into 409,870 shares of our common stock at $1.52 per share. The warrants are exercisable for 77,879 shares of our common stock at $2.00 per share, subject to adjustment. A value of approximately $19,000 was assigned to these warrants. The costs related to this transaction were approximately $100,000.

Our Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for the 20 trading days prior to September 22, 2000, but not less than 50% of the initial conversion price. The agreement also calls for certain reset provisions. On March 31, 2002 the conversion price was reset to $6.23 in accordance with the provisions of the agreement.

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

Note 6 - Segment Reporting

We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

         Reportable segment data were as follows:

                                                                           Three Months Ended
                                                                           ------------------
Net revenue:                                                        March 31, 2002   March 31, 2001
                                                                    --------------   --------------
     Campus education and training ...............................   $  5,986,945    $  2,345,998

     Video enhanced communications ...............................         36,765          19,393
                                                                           ------          ------
Total continuing net revenue .....................................      6,023,710       2,365,391

     Discontinued operations .....................................             --         150,130
                                                                     ------------         -------
         Total net revenue .......................................   $  6,023,710    $  2,515,521
                                                                       ==========      ==========
Operating net income (loss):
     Campus education and training ...............................   $    627,852         477,285
     Video enhanced communications ...............................       (186,707)     (1,580,994)
                                                                         --------      ----------
Total income/(loss) from continuing operations ...................        441,145      (1,103,709)

Loss from discontinued operations.................................             --        (456,014)
                                                                        ---------         -------
Pre-tax income/(loss) ............................................   $    441,145    $ (1,559,723)
                                                                         ========      ==========

                                                                    March 31, 2002
                                                                    --------------
Assets:
     Campus education and training ...............................   $ 12,843,055
     Video enhanced communications ...............................        993,144
     Discontinued operations .....................................        261,000
                                                                          -------
         Total assets ............................................   $ 14,097,199
                                                                      ===========


Note 7 - Notes Receivable

This consists of a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies. The note was issued to evidence our loan made in the first quarter of 2002, is due June 30, 2003 and bears interest at 8% per annum. The note is convertible into shares of JAI common stock. We were also issued warrants to purchase 25,000 or 30,000 shares (based on JAI's earnings) of JAI's common stock at $1.00 per share, subject to adjustment. No value has been assigned to the warrants. We gave JAI the right to market EVCI's e-learning content and to be issued warrants to purchase EVCI's common stock if JAI purchases more than $2,000,000 of EVCI's e-learning content by June 30, 2003.

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

SFAS 142 requires the disclosure of net income and earnings per share computed on a profroma basis by reversing the goodwill amortized in the periods presented. Such proforma disclosure are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for with SFAS
142. Had SFAS 142 been in effect prior to January 1, 2002 our reported net loss for the three months ended March 31, 2001 would have been as follows:

                                                    Quarter Ended
                                                    March 31, 2001
                                                   ---------------


Reported net loss                                 $   (1,622,881)
Addback: Goodwill amortization                            44,093
                                                     -----------
Adjusted net loss                                 $   (1,578,788)
                                                      ==========

Basic and Diluted earnings (loss) per share:

Reported net loss per share                        $       (0.42)

Addback: Goodwill amortization                              0.01
                                                            ----
Adjusted net loss                                  $       (0.41)
                                                          ======


Note 9 - Discontinued Operations

In 2001, we stopped delivering synchronous courses using ISDN lines because this activity continued to be unprofitable. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from Discontinued Operations" for 2001. As of March 2002, we have $79,000 accrued as additional costs related to these discontinued activities.

Note 10 - Purchase Price Payable for Interboro

On January 14, 2000, EVCI acquired the outstanding shares of Interboro for $672,500 plus 50% of EBITDA, as defined. For the quarter ended March 31, 2002, an additional $250,000 of purchase price has been accrued and also reflected as an increase in goodwill and other intangible assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2001, and in conjunction with the financial statements and notes thereto for the three months ended March 31, 2002 and 2001, included in Item 1 of this report. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to the discontinuation of our activities of delivering synchronized courses using ISDN lines. Also excluded is any discussion regarding ICTS' results for the quarter ended March 31, 2001 because we acquired ICTS in July 2001.

First quarter developments

     o For the first time in its history, EVCI had net income.

     o Interboro

          o Enrollment at its Manhattan campus increased to 1178 students, a 26% increase from first quarter 2001 enrollment.

          o The New York State Education Department granted extension center status to the Flushing site.

          o In its first fully operational spring semester, the Flushing extension center had 339 students.

     o ICTS

          o It started a new Certificate Information System Security Professional Program (CISSP).

          o We completed an analysis of the locations of its schools and decided to relocate to newer and more convenient facilities in Alexandria and Hampton Virginia.

          o We closed ICTS' corporate support center and reallocated the administrative responsibilities to the local schools and EVCI's corporate headquarters.

          o By March 31, 2002, we had reduced ICTS' expenses to $725,000 per month. As a result, since acquiring ICTS in July 2001 we have reduced ICTS' expenses on an annualized basis by more than $5.0 million.

     o Video Enhanced Communications

          o Courses were offered from various education partners to H. Lavity Stoutt Community College in Tortola, British Virgin Islands.

Comparison of three months ended March 31, 2002 (first quarter of 2002) to three months ended March 31, 2001 (first quarter of 2001)

Net revenues for first quarter of 2002 increased 155%, or $3,659,000, to $6,024,000 from $2,365,000 for the first quarter of 2001. The 2002 quarter net revenue is comprised of: $ 37,000 at EVCI, $2,925,000 at Interboro-Manhattan, $895,000 at Interboro-Flushing and $2,167,000 at ICTS. Our revenue at ICTS has been adversely affected by the continuing downturn in the information technology market. The 2001 quarter net revenue is comprised of $2,346,000 at Interboro and $19,000 at EVCI from sales of our enhanced video technology solutions and services. Interboro student course registrations increased to 5,600 for the first quarter of 2002 from 3,500 for the first quarter of 2001. The increase included 4,300 at our Manhattan campus and 1,300 at our Flushing extension center.

Other income increased by $77,000 to $90,000 for the first quarter 2002 from $13,000 for the first quarter of 2001. The difference was made up of $47,000 from application fees charged by Interboro and $30,000 from registration fees charged by ICTS.

Interest income decreased by $64,000 to $4,000 for the first quarter of 2002 from $68,000 for the first quarter of 2001 because were using our working capital to fund our growth at Interboro and our efforts to turnaround ICTS.

Cost of sales increased by 177%, or $1,148,000, to $1,796,000 for the first quarter of 2002 from $648,000 for the first quarter of 2001. The 2002 quarter cost of $1,796,000 is made up of: EVCI, $22,000, Interboro-Manhattan, $685,000, Interboro-Flushing, $107,000 and ICTS $982,000. The 2001 quarter cost of $648,000 relates to Interboro-Manhattan. The 2002 quarter increase at EVCI consists of training costs of $15,000 to deliver courses to Tortola and communication costs of $7,000 for our enhanced video network. There was a net increase at Interboro-Manhattan of $37,000 that consists of $97,000 of additional teaching and administrative wage costs to support Interboro's growth. In quarter 2001, we had a one-time write-off of book inventory of $60,000. The increase of $107,000 at Interboro-Flushing includes $78,000 for instructor wages, $25,000 for direct administrative wages and $4,000 for miscellaneous direct costs. ICTS' costs of $982,000 include teaching costs of $501,000, book costs of $218,000 royalties and commission of $78,000, testing cots of $66,000 and other miscellaneous direct costs of $119,000. The increase at EVCI relates to the operations of our video enhanced communications division. As a percentage of our net revenue, cost of sales was: Interboro, 21%; and ICTS, 45 %, for quarter 2002, as compared to 28 % for Interboro for quarter 2001.

Salaries and benefits increased by 21%, or $351,000, to $1,985,000 for the first quarter of 2002 from $1,634,000 for the first quarter of 2001. These costs consist of: EVCI, $450,000; Interboro-Manhattan, $660,000, Interboro-Flushing; $85,000 and ICTS, $790,000, in quarter 2002, compared to $1,042,000 at EVCI and $592,000 at Interboro-Manhattan in quarter 2001. The decrease of $592,000 at EVCI resulted from a reduction in full-time employees from 28 to 11. The Interboro-Manhattan payroll increased by $69,000, which includes a 4% COLA increase and a net increase in the cost of additional administrative staff to support the growth of Interboro. At March 31, 2002, Interboro had 126 full time employees, 107 at Interboro-Manhattan and 19 at Interboro - Flushing, and ICTS had 75 full-time personnel.

Marketing, brochures and student registration costs increased by $300,000 to $471,000 for the first quarter of 2002 from $171,000 for the first quarter of 2001. These costs for quarter 2002 consist of: Interboro, $219,000 and ICTS, $252,000, compared to Interboro, $171,000 for quarter 2001. Marketing costs at Interboro increased by $48,000 as a result of $73,000 of marketing costs for our Flushing site. This was offset by a reduction of $25,000 at our Manhattan campus due to our use of more economical and effective advertising, such as subway ads. ICTS marketing cost includes targeted direct mail, e-mail, telemarketing, radio and newspaper advertising.

Professional fees and consulting fees decreased to $130,000 for the first quarter of 2002 from $190,000 for the first quarter of 2001, as a result of reduced legal and accounting fees at EVCI and Interboro of $16,000 and an overaccrual at ICTS of $44,000.

Depreciation and amortization increased to $190,000 for the first quarter of 2002 from $ 122,000 for the first quarter of 2001. These costs consist of: EVCI, $30,000; Interboro-Manhattan; $48,000, Interboro-Flushing, $39,000; and ICTS, $73,000, in quarter 2002, and EVCI, $42,000 and Interboro-Manhattan, $80,000, in quarter 2001. Interboro-Manhattan included amortization of goodwill of $47,000 in quarter 2001.

Other expenses increased to $1,009,000 for the first quarter of 2002 from $784,000 for the first quarter of 2001. These costs are comprised of: EVCI, $321,000; Interboro, $440,000 and ICTS $248,000 in quarter 2002, and EVCI, $567,000 and Interboro, $217,000 in quarter 2001. At EVCI the decrease of $246,000 is primarily due to: a $75,000 reduction in leased premises; decreases, related to our staff reductions, in telephone expense of $32,000, travel expense of $130,000 and $28,000 for items such as postage, printing, computer costs and other general overhead items. These decreases were offset by a $10,000 increase in insurance expenses and $9,000 increase in publications expense. The increase at Interboro of $223,000, includes the Flushing site which contributed $136,000, including $122,000 for rent and utilities. The $88,000 balance includes rent of $15,000 for additional space required to manage Interboro- Manhattan's growth. The $248,000 incurred by ICTS includes: rent, $149,000; utilities, $14,000; telephone, $24,000 and $61,000 of other general overhead items such as insurance, supplies, outside services, dues and memberships and bank fees.

Interest and financing costs increased to $50,000 in the first quarter of 2002, from $ 1,000 in the first quarter of 2001, and includes $30,000 of interest on capital lease obligations primarily related to technical equipment required at ICTS to teach its certification programs. The balance consists of $11,000 of interest due on our $910,000 promissory note payable to the Series B preferred holders and $9,000 of interest due to the prior owner of Interboro.

Net income from continuing operations for the first quarter of 2002 was $441,000 as compared to a loss of $1,104,000 for the first quarter 2001. Our net income for quarter 2002 consists of net income at Interboro of $902,000 that was offset by a net loss of $187,000 at EVCI and a net loss of $274,000 at ICTS. Interboro's net income was comprised of $642,000 from its Manhattan campus and $260,000 for its Flushing site. Our net loss for the first quarter of 2001 consists of a net loss at EVCI of $1,581,000 that was offset by net income at Interboro of $477,000.

Seasonality

Our Interboro revenue varies seasonally as a result of changes in the level of its student enrollment. Interboro traditionally has experienced a seasonal increase in enrollments for the fall semester, the most popular time to enroll for post-secondary programs. Interboro's spring semester enrollments are usually less because there are a greater number of drop outs than new enrollees. However, due to our expansion and progress in increasing retention of Interboro students, we are experiencing a record enrollment for the spring semester. Although we have a summer semester at Interboro and we encourage year-round attendance at all schools, enrollment during the summer is significantly lower than the remainder of the year. As a result of these factors, total student enrollment and net revenue are typically highest in our first and fourth quarters, which include October through March.

Liquidity and Capital Resources

     Operating activities

Cash used in operating activities in the first quarter of 2002 was $729,000 compared to $1,235,000 in the first quarter of 2000. The improvement of $506,000 is comprised of $1,946,000 of changes in our net loss after adjusting for non-cash items such as depreciation and amortization and deferred rent, totaling $175,000, which is mainly offset by a $1,409,000 increase in our accounts receivable. The balance of $206,000 is mostly comprised of increases in accounts payable and accrued liabilities. The primary reasons for these changes in the uses of cash are:

          o  our decision to stop delivering synchronized courses using ISDN
          o  Interboro's opening a new campus in Flushing, New York
          o  our acquisition of ICTS
          o our expense reductions that were effective in the first quarter of 2002

     Investing activities

Cash used in investing activities decreased by $483,000 to $184,000 in the first quarter of 2002 from $664,000 in the first quarter of 2001. We had capital expenditures of $84,000 related to our Interboro sites and issued the note described in Note 7 above.

For the first quarter of 2002 we provided ICTS with $200,000. We are continuing to fund ICTS' negative cash flow from cash generated by Interboro and EVCI's cash on hand. Through April 30, 2002, we have provided approximately $1,680,000 to ICTS. We are closely monitoring ICTS to determine whether there are real prospects for an improvement in its revenue that will make ICTS cash flow positive in the foreseeable future and relieve EVCI from the burden of funding ICTS' cash deficiencies.

If ICTS continues to lose money, our board may decide to stop funding its cash deficits and we may be required to write down all or a substantial portion of approximately $4.6 million of goodwill currently attributable to ICTS.

     Financing activities

Net cash used in financing activities in the first quarter of 2002 included $64,000 to pay capital leases and $66,000 to purchase 37,400 shares of our common stock in the open market at prices ranging from $1.65 and $2.30, or an average cost of $2.17 per share. We received net proceeds of $426,000 from sales of our Series C preferred stock during the first quarter of 2002. This offering provided us with total gross proceeds of $623,000 and net proceeds of approximately $520,000.

We anticipate, based on current plans and assumptions relating to our current operations, that our cash from operations will be sufficient to satisfy our cash requirements at least until December 31, 2002. However, because of the delay of the approval of the New York State budget, New York State Tuition Assistance Program (TAP) funds have not yet been paid to us for our Summer 2002 semester.

We did not receive prepayments in April of approximately $700,000 and we may not receive payments in May and June of approximately $300,000. If approval of the budget is further delayed, and TAP funds are not released by July 2002, we expect to require an infusion of working capital. We, therefore are, considering various potential debt and equity financing options for funding our operation and our plan to grow our schools segment. The availability and cost of such financing are uncertain.

Forward-looking statements and risk factors

This Form 10-QSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "believes," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

          o Further delays in the approval of the New York State budget that includes funding of TAP awards could impede our ability to operate unless we can arrange for additional financing.

          o If we cannot generate more revenue and stem our continuing losses, we will not remain profitable.

          o Our success may depend on our ability to obtain substantial additional financing.

          o ICTS may continue to be more of a burden than a benefit to us as we continue to try to turn it around.

          o ICTS may not be able to increase its revenues if the current down turn in the information technology market is protracted or as a result of the uncertainty regarding the market's future.

          o Interboro Institute is subject to extensive federal and New York State regulation because it depends on substantial federal and state funds in order to operate.

          o Interboro Institute's prior problems with regulators could reoccur and adversely affect its operations.

          o Regulatory agencies or third parties may commence investigations or institute litigation against us.

          o  Failure to effectively manage our growth could hurt our business.

          o Our business could materially suffer if we cannot effectively identify, acquire and integrate additional schools.

          o Our failure to effectively open new schools or add new services could adversely affect our business.

          o Payment for acquisitions with our stock could substantially dilute our current stockholders.

          o If our common stock is delisted from the Nasdaq, the liquidity of our common stock and our ability to raise additional capital and make acquisitions could adversely affected.

          o Our enhanced video communications segment has not and may never generate profits.

          o In a continued economic downturn, it could become more difficult for us to operate and grow.

          o We depend on our chairman, president and other key management personnel to operate and grow.

          o Our chairman and other principal stockholders can act together to control our business and policies without the approval of other stockholders.

          o Our share price has ranged greatly since we went public and may be very volatile in the future.

          o Provisions of law and two agreements may prevent takeovers and depress the price of our shares.

          o Our classified board limits stockholder voting for election and removal of directors.

          o Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

          o The more detailed discussion regarding these and other specific risk factors included in our filings with the SEC, including our most current Form 10-KSB.

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


None.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2002

                               EDUCATIONAL VIDEO CONFERENCING, INC.

                                By: /s/  Richard Goldenberg
                                   --------------------------------------
                                    Richard Goldenberg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)