Form 10QSB
period 2002-06-30
EDUCATIONAL VIDEO CONFERENCING INC
filed 2002-08-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 1-14827


                        EVCI Career Colleges Incorporated
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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,813,466 shares of Common Stock as of August 1, 2002.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1. Financial Statements                                                Page

Consolidated Balance Sheet as of June 30, 2002 (unaudited), and
as of December 31, 2001 (audited)...........................................   1

Consolidated Statement of Operations for the three and six month periods
ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)...............   2

Consolidated Statement of Cash Flows for the six month periods ended
June 30, 2002 (unaudited) and June 30, 2001 (unaudited).....................   4

Notes to Consolidated Financial Statements..................................   5

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Second Quarter Developments.................................................   9

Comparison of the three month periods ended
June 30, 2002 and June 30, 2001.............................................   9

Comparison of the six month periods ended
June 30, 2002 and June 30, 2001.............................................  11

Seasonality.................................................................  13

Liquidity and Capital Resources.............................................  13

Forward-Looking Statements and Risk Factors.................................  14

                                     Part II

                                Other Information

Item 1. Legal Proceedings...................................................  16

Item 4. Submission of Matters to a Vote of Security Holders.................  16

Item 5. Other Information...................................................  17

Item 6. Exhibits and Reports on form 8-K....................................  17

Signatures..................................................................  19

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                         June 30, 2002  December 31, 2001
                                                                         -------------  -----------------
                                   Assets                                 (unaudited)       (audited)
Current assets:
     Cash and cash equivalents ......................................   $    940,730    $  2,441,172
     Accounts receivable, net of allowance for doubtful
       accounts of $650,000  and $950,000 respectively ..............      3,129,788       1,850,141
     Accounts receivable other ......................................         22,271          34,585
     Note receivable ................................................        100,000            --
     Prepaid expenses and other current assets ......................        371,749         304,677
     Assets held for resale .........................................        145,097         261,000
                                                                        ------------    ------------
Total current assets ................................................      4,709,635       4,891,575
Property and equipment, net .........................................      1,738,810       1,635,214

Intangible assets, net ..............................................         45,969          30,244
Goodwill ............................................................      6,474,235       6,231,613
Other assets ........................................................        329,855         264,700
                                                                        ------------    ------------
Total assets ........................................................   $ 13,298,504    $ 13,053,346
                                                                        ============    ============

                    Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses ..........................   $  3,063,993    $  2,688,394
     Deferred revenue ...............................................      3,605,282       4,270,698
     Accrued costs relating to discontinued operations ..............           --           141,123
     Accrued purchase price payable for Interboro ...................         19,000         206,000
     Current portion of capitalized lease obligations ...............        166,638         277,292
                                                                        ------------    ------------
Total current liabilities ...........................................      6,854,913       7,583,507
     Accrued purchase price payable for Interboro, net of current
      portion .......................................................      1,225,253         745,994
     Capital lease obligations, net of current portion ..............        130,627         113,956
     Deferred rent payable ..........................................         28,716          58,432
     Note payable ...................................................        910,000         910,000
                                                                        ------------    ------------

Total liabilities ...................................................      9,149,509       9,411,889

Stockholders' equity:
Preferred stock-$.001 par value: authorized 1,000,000 shares:
     Series B 7% Convertible Preferred Stock -- $100 stated value;
     200,000 shares designated series B; issued and outstanding
     130,000 shares .................................................     12,701,029      12,581,442
Series C 8% Convertible Preferred Stock-$100 stated value:
     20,000 shares designated series C; issued and outstanding
     -0- and 1,300 shares, respectively .............................          ---           130,000
Common stock - $.0001 par value; authorized 20,000,000 shares, issued
  4,902,831 and 4,440,996 shares, respectively; outstanding 4,813,466
  and 4,440,996 shares, respectively ................................            491             450
Additional paid-in capital ..........................................     23,048,740      22,489,935
Accumulated deficit .................................................    (31,452,796)    (31,477,790)
Treasury stock-at cost: 89,365 and 51,965 shares, respectively ......       (148,469)        (82,580)
                                                                        ------------    ------------
Stockholders' equity ................................................      4,148,995       3,641,457
                                                                        ------------    ------------
Total liabilities and stockholders' equity ..........................   $ 13,298,504    $ 13,053,346
                                                                        ============    ============

                 See Notes to Consolidated Financial Statements

               EVCI CAREER COLLEGES INCORPORATED AND SUBISIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                   (unaudited)

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------

                                                 2002           2001           2002            2001
                                                 ----           ----           ----            ----

Net revenue ..............................  $  5,180,237   $  2,101,249   $ 11,203,947   $  4,466,641
Other income .............................        84,133         23,916        174,409         37,226
                                            ------------   ------------   ------------   ------------
Total revenue ............................     5,264,370      2,125,165     11,378,356      4,503,867
                                            ------------   ------------   ------------   ------------
Operating expenses:
   Cost of sales .........................     1,582,015        702,020      3,378,450      1,349,967
   Selling, general and administrative ...     3,556,469      2,795,020      7,386,725      5,696,577
                                            ------------   ------------   ------------   ------------
Total operating expenses .................     5,138,484      3,497,040     10,765,175      7,046,544
                                            ------------   ------------   ------------   ------------
Income (loss) from operations ............       125,886     (1,371,875)       613,181     (2,542,677)
Other income (expense):
   Interest expense ......................       (22,804)        (1,559)       (73,277)        (2,709)
   Interest income .......................         4,645         34,855          8,968        103,098
                                            ------------   ------------   ------------   ------------
Income (loss) from continuing operations .       107,727     (1,338,579)       548,872     (2,442,288)
                                            ------------   ------------   ------------   ------------
Discontinued operations:
   Loss from discontinued operations .....          --         (397,366)          --         (853,380)
                                                           ------------                  ------------
Income (loss) before provision for income
taxes ....................................       107,727     (1,735,945)       548,872     (3,295,668)
Provision for income taxes ...............        44,578         25,842        162,578         89,000
                                            ------------   ------------   ------------   ------------
Income (loss) before cumulative effect of
accounting change ........................        63,149     (1,761,787)       386,294     (3,684,668)
Cumulative effect of accounting change ...          --             --         (232,378)          --
                                            ------------   ------------   ------------   ------------
Net income (loss) ........................        63,149     (1,761,787)       153,916     (3,686,668)
Accreted value of series B preferred .....       (59,794)       (59,794)      (119,588)      (119,588)
Undeclared dividends on preferred
series B .................................      (227,500)      (230,617)      (455,000)      (455,000)
Dividends on series C preferred stock ....          --             --           (6,253)          --
Accreted value of series C preferred stock          --             --           (3,081)          --
                                            ------------   ------------   ------------   ------------
Net income (loss) available to common
stockholders .............................  $   (224,145)  $ (2,052,198)  $   (430,006)  $ (3,959,256)
                                            ============   ============   ============   ============


           See Notes to Consolidated Financial Statements            (continued)

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
                                   (unaudited)


                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     ---------------------------       -------------------------
                                                      2002              2001            2002              2001
                                                      ----              ----            ----              ----

Basic and diluted income (loss) before
cumulative effect of accounting change........          ($0.05)             ---            ($0.04)               ---
Basic and diluted income (loss) from
continuing operations.........................          ($0.05)          ($0.39)           ($0.04)            ($0.69)
                                                ==============     ============     =============     ==============
Basic and diluted income(loss) from
discontinued operations.......................             ---            (0.07)              ---              (0.19)
                                                --------------     ------------     -------------     --------------
Cumulative effect of accounting change........
                                                           ---              ---            ($0.05)               ---
                                                --------------     ------------     -------------     --------------
Basic and diluted income (loss) per common
share.........................................          ($0.05)          ($0.46)           ($0.09)            ($0.88)
                                                ==============     ============     =============     ==============
Weighted average number of common shares
outstanding-basic and diluted.................       4,789,847        4,492,961         4,813,466          4,492,961
                                                ==============     ============     =============     ==============


                 See Notes to Consolidated Financial Statements

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                2002         2001
                                                                                ----         ----
Cash flows from operating activities:
Net income (loss) ......................................................     $153,916   ($3,384,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Cumulative effect of accounting change .............................      232,378          --
    Depreciation .......................................................      376,247       685,885
    Amortization of intangibles ........................................        9,275        97,103
    Amortization of licensing agreement ................................         --          25,000
    Deferred rent ......................................................      (29,716)         --
    Allowance for bad debts ............................................     (300,000)         --
    Increase in accounts receivable ....................................     (967,333)   (1,670,674)
    (Increase) decrease in prepaid expense .............................      (67,072)      150,673
    Increase in other assets ...........................................      (65,155)     (152,691)
    Increase (decrease) in accounts payable and accrued
    expenses ...........................................................      310,914       (61,469)
    Increase (decrease) in deferred revenue ............................     (665,416)    1,003,780
    Decrease in accrued costs related to discontinued operations .......     (141,123)         --
    Increase (decrease) in accrued purchase price of Interboro .........     (207,741)      278,618
                                                                          -----------   -----------
Net cash used in operating activities ..................................   (1,360,826)   (3,028,443)
Cash flows used in investing activities:
    Purchase of Interboro net of cash required .........................         --        (278,617)
    Proceeds from assets held for resale ...............................          900          --
    Net payment for other investments ..................................         --        (150,000)
    Purchase of equipment ..............................................     (364,840)     (592,277)
    Cash advanced for note receivable ..................................     (100,000)         --
                                                                          -----------   -----------
Net cash used in investing activities ..................................     (463,940)   (1,020,894)
Cash flows from financing activities:
    Principal payments under capital lease obligations .................      (35,551)       (9,118)
    Net proceeds from issuance of preferred stock-series C .............      425,764          --
    Purchase of treasury stock .........................................      (65,889)         --
                                                                          -----------   -----------
Net cash provided by (used in) financing activities ....................      324,324        (9,118)
                                                                          -----------   -----------
Net decrease in cash and cash equivalents ..............................   (1,500,442)   (4,058,455)
Cash and cash equivalents at beginning of period .......................    2,441,172     6,332,934
                                                                          -----------   -----------
Cash and cash equivalents at end of period .............................  $   940,730   $ 2,274,479
                                                                          ===========   ===========
Supplemental schedule of cash flow information:
Cash paid during the period for:
  Interest .............................................................  $    50,527   $     2,709
  Taxes ................................................................  $    31,697   $   118,495
Property and equipment transferred from held for resale to operations ..  $   115,003          --



                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Incorporated, formerly Educational Video Conferencing, Inc. ("EVCI") and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro") Interboro Holding, Inc. and ICTS, Inc. ("ICTS"). References to "we," "our," and "us" mean EVCI and its subsidiaries unless the context requires otherwise. All significant intercompany balances and transactions have been eliminated.

We provide on-campus education and training through Interboro and ICTS. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in Manhattan and an extension center in Flushing, New York. Interboro is planning to open another extension center this fall in the Washington Heights section of Manhattan, New York City. ICTS is an information technology training and certification school with four schools, one in each of Atlanta, Georgia; Baltimore, Maryland; and Alexandria and Hampton, Virginia. We acquired Interboro in January 2000 and ICTS in July 2001.

Our multi-point video conferencing technology and services are being used on a limited basis by our schools and to support an existing customer.

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

Note 2 - Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Potential common stock has not been included in the computation of diluted EPS for periods presented since the effect would be antidilutive.

Note 3- Revenue Recognition

We recognize our income ratably over the semester in which courses are given and as services are performed. Deferred revenue from advance student billings is netted against accounts receivable for financial statement reporting. Deferred revenue is made up of billings for classes in progress and advance payments that will be recognized as income over the next nine months. The total deferred revenue at June 30, 2002 was approximately $3,605,000. This includes $1,218,000 for Interboro's semester that began in May 2002 and ended in August 2002. We will recognize this as revenue during the third quarter of 2002. For ICTS, deferred revenue was $2,387,000 at June 30, 2002. ICTS classes range from two days to 27 weeks for full programs. However, commencement of ICTS courses can be delayed due to scheduling issues that include insufficient class size and student deferral of their courses. We expect to recognize substantially all of the ICTS deferred revenue by the second quarter of 2003.

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

Our Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for 20 trading days prior to September 22, 2000. On September 22, 2001,the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. As a result of our issuance of additional common stock for less than $6.75 per share and common stock purchase warrants that are exercisable below $6.75 per share, the conversion price has been adjusted to $6.07 as of June 15, 2002.

In August 2001, our Series B preferred stockholders consented to an amendment of EVCI's certificate of incorporation, which permitted us to reclassify the Series B stock as permanent equity. Additionally, the Series B preferred stockholders waived their right to receive payment of previously undeclared dividends on their shares. In consideration, we issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note is payable on September 22, 2003 and is secured by the common stock of Interboro. Furthermore, Interboro has guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors.

As permitted by the terms of the Series B preferred, our board of directors did not declare the quarterly dividend of $249,315, for our quarter ended December 31, 2001, and the two quarterly dividends of $227,500 each for the quarters ended March 31 and June 30, 2002.

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

Note 6 - Segment Reporting

In July 2001, EVCI's board of directors decided to stop delivering synchronized courses using ISDN lines because this activity has continued to be unprofitable. EVCI's multi-point video conferencing technology and services activities are no longer material to our revenue and net income (loss). Accordingly, segment data disclosure is not presented

Note 7 - Note Receivable

This consists of a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies. The note was issued to evidence our loan made in the second quarter of 2002, is due June 30, 2003 and bears interest at 8% per annum. The note is convertible into shares of JIA common stock. We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA's earnings) of JIA's common stock at $1.00 per share, subject to adjustment. No value has been assigned to the warrants. We gave JIA the right to market EVCI's e-learning content and to be issued warrants to purchase EVCI's common stock if JIA purchases more than $2,000,000 of EVCI's e-learning content by June 30, 2003.

Note 8 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. We adopted SFAS 142 as of January 2002. Upon adoption of SFAS 142, we recorded a one-time non-cash charge of approximately $232,000 to reduce the carrying value of our goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in EVCI's consolidated statement of operations.

SFAS 142 requires the disclosure of net income and earnings per share computed on a proforma basis by reversing the goodwill amortized in the periods presented. Such proforma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for with SFAS
142. Had SFAS 142 been in effect prior to January 1, 2002 our reported net profit( loss) for the three and six months ended June 30, 2001 would have been as follows:

                                   Quarter Ended         Six Months Ended
                                   June 30, 2001           June 30, 2001
                                   -------------         ----------------

Reported net loss ...............  $(1,761,787)          $(3,384,668)
Addback: Goodwill amortization ..       50,516                97,163
                                   -----------           -----------
Adjusted net loss ...............  $(1,711,271)          $(3,287,505)
                                   ===========           ===========

Basic and diluted earnings (loss)
per share:

Reported net loss per share .....  $     (0.46)          $     (0.88)
Addback: Goodwill amortization ..  $      0.01)          $      0.02
                                   -----------           -----------
Adjusted net loss ...............  $     (0.45)          $     (0.86)
                                   ===========           ===========

Note 9 - Discontinued Operations

In 2001, we stopped delivering synchronous courses using ISDN lines because this activity continued to be unprofitable. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from discontinued operations" for 2001. Sales for the three and six month periods ended June 30, 2001 from discontinued operations were $53,750 and $203,879, respectively.

Note 10 - Purchase Price Payable for Interboro

On January 14, 2000, EVCI acquired the outstanding shares of Interboro for $672,500 plus 50% of Interboro's earnings before interest, taxes, debt and amortization ("EBITDA") for the three years ending December 31, 2001, 2002, and 2003. The $672,500 is payable out of 20% of EBITDA each year. For the year ended December 31, 2001, 50% of EBITDA was approximately $405,000 and has been accrued. We have offset the $162,000 payable in 2002 (which equals 20% of 2001 EBITDA), by approximately $137,000 for claims we have for undisclosed liabilities. For the six months ended June 30, 2002, an additional $500,000 of purchase price has been accrued and reflected as an increase in goodwill and other intangible assets. Through June 30, 2002, we have paid approximately $207,000 and accrued approximately $1,244,000 of purchase price. Portions of the 50% EBITDA are payable out of subsequent years' EBITDA or in future installment payments.

See Item 1 of Part II of this report.

Note 11- Subsequent Events

See Item 5 of Part II of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2001, and in conjunction with the financial statements and notes thereto for the three and six months ended June 30, 2002 and 2001, included in
Item 1 of this report. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to the discontinuation of our activities of delivering synchronized courses using ISDN lines. Also excluded is any discussion regarding ICTS' results for the three and six month periods ended June 30, 2001 because we acquired ICTS in July 2001. References in the discussion to EVCI mean our general corporate and multi-point video conferencing activities.

Second quarter developments

     EVCI

          o Changed our name in May 2002 to reflect the success of our change of focus to owning and operating college and career education schools.

     Interboro

          o Increased enrollment to 2,360 students, or 82%, from 1,300 students for the first six months of 2001.

          o Increased 2002 summer enrollment to 947 students, or 58%, from 600 students in 2001.

          o Entered into an articulation agreement with SUNY Old Westbury that allows Interboro graduates to transfer to SUNY Old Westbury and receive full credit for their Interboro courses.

          o At its 110th annual graduation, conferred upon the Reverend Dr. Calvin Butts the first honorary doctorate degree in Interboro's history.

     ICTS

          o Had quarterly net income for the first time since EVCI acquired ICTS in July 2001.

Comparison of three months ended June 30, 2002 (second quarter 2002) to three months ended June 30, 2001 (second quarter 2001)

Net revenues for second quarter 2002 increased 147%, or $3,079,000, to $5,180,000 from $2,101,000 for the second quarter 2001. The 2002 quarter net revenue is comprised of: $29,000 at EVCI, $2,393,000 at Interboro-Manhattan, $893,000 at Interboro-Flushing and $1,865,000 at ICTS. Our revenue at ICTS continues to be adversely affected by the downturn in the information technology market. The 2001 second quarter net revenue is comprised of $1,896,000 at Interboro-Manhattan, $161,000 at Interboro-Flushing and $44,000 at EVCI. Interboro student course registrations increased to 4,700 for the second quarter 2002 from 3000 for the second quarter 2001. The 2002 registrations were 3,400 at Manhattan and 1,300 at Flushing. The 2001 registrations were 2875 at Manhattan and 125 at Flushing.

Other income increased by $60,000 to $84,000 for the second quarter 2002 from $24,000 for the second quarter 2001. The difference was attributable to registration and related fees charged by ICTS.

Interest income decreased by $30,000 to $5,000 for the three months ended June 30, 2002 from $35,000 for the three months ended June 30, 2001, because we were using our working capital to fund our growth at Interboro and fund our turnaround at ICTS.

Cost of sales increased by 125%, or $880,000, to $1,582,000 for the second quarter 2002 from $702,000 for the second quarter 2001. The 2002 quarter cost is made up of: EVCI, $36,000, Interboro-Manhattan, $621,000, Interboro-Flushing, $152,000 and ICTS, $773,000. The 2001 quarter cost consists of $634,000 at Interboro-Manhattan and $68,000 at Interboro-Flushing. The 2002 quarter increase at EVCI is comprised of $36,000 of our video conferencing communications costs. There was a net decrease at Interboro-Manhattan of $13,000 due to decreased teaching expenses, the reduction of certain staff and the reallocation of their services. The increase of $84,000 at Interboro-Flushing includes $55,000 for instructor wages and $29,000 for direct administrative wages to support growth. ICTS' 2002 quarter costs of $773,000 include teaching costs of $511,000, book costs of $123,000, royalties and commissions of $96,000, testing costs of $38,000 and other miscellaneous direct costs of $5,000. As a percentage of our net revenue, cost of sales was: Interboro, 23%; and ICTS 41%, for quarter 2002, as compared to 34% for Interboro for quarter 2001.

Salaries and benefits increased by 39%, or $513,000, to $1,815,000 for the second quarter 2002 from $1,302,000 for the second quarter 2001. These costs consist of: EVCI, $463,000; Interboro-Manhattan, $727,000, Interboro-Flushing, $114,000 and ICTS, $511,000, in the second quarter 2002, compared to $634,000 at EVCI, $663,000 at Interboro-Manhattan and $5,000 at Interboro-Flushing in the second quarter 2001. The reduction of $170,000 at EVCI was due to the reduction of staff from 18 employees to 12. The Interboro-Manhattan payroll increased by $64,000 the Interboro-Flushing payroll increased by $109,000. At June 30, 2002, Interboro had 110 full time employees, 90 at Interboro-Manhattan and 20 at Interboro-Flushing, and ICTS had 58 full-time employees.

Marketing, brochures and student registration costs increased by $195,000 to $235,000 for the second quarter 2002 from $40,000 for second quarter 2001. These costs for quarter 2002 consist of: EVCI $10,000, Interboro-Manhattan $45,000, Interboro-Flushing $56,000 and ICTS, $124,000, compared to Interboro-Manhattan, $8,000 and Interboro-Flushing, $32,000 for the second quarter 2001. The increase in marketing costs of $51,000 at Interboro was primarily for advertising in Flushing newspapers. ICTS marketing cost of $124,000 includes targeted direct mail, e-mail, telemarketing, radio and newspaper advertising.

Professional fees and consulting fees decreased to $315,000 for the second quarter 2000 from $320,000 for the second quarter 2001, as a result of reduced professional fees at EVCI and Interboro of $45,000 which was offset by additional professional fees at ICTS of $40,000.

Depreciation and amortization increased to $202,000 for the second quarter 2002 from $127,000 for the second quarter 2001. These costs consist of: EVCI, $35,000, Interboro-Manhattan, $54,000, Interboro-Flushing, $38,000 and ICTS, $75,000, in the second quarter 2002, and EVCI, $42,000 and Interboro-Manhattan, $85,000, in the second quarter 2001. Interboro-Manhattan included amortization of goodwill of $51,000 in quarter 2001.

Other expenses decreased to $989,000 for the second quarter 2002 from $1,006,000 for the second quarter 2001. These costs are comprised of: EVCI, $238,000,

Interboro-Manhattan, $356,000, Interboro-Flushing, $160,000 and ICTS, $235,000 in the second quarter 2002, versus EVCI, $541,000, Interboro-Manhattan, $253,000 and Interboro-Flushing, $212,000 in the second quarter 2001. At EVCI, the decrease of $303,000 is primarily due to: a $92,000 reduction in leased premises; decreases, related to our staff reductions, in telephone expense of $25,000, travel expense of $31,000, insurance of $30,000 and $125,000 for items such as postage, printing, computer costs and other general overhead items. The increase at Interboro-Manhattan of $103,000 is made up of $39,000 of rent for additional space required to run our classes and $64,000 of general overhead items to support growth. The decrease in Interboro-Flushing of $52,000 relates to one-time expenses, related to its start up costs, that were expensed in the second quarter of 2001. The $235,000 incurred by ICTS includes: rent, $160,000, utilities, $9,000, telephone, $24,000, and $42,000 of other general overhead items such as insurance, supplies, outside services, dues and memberships and bank fees.

Interest and financing costs increased to $23,000 in the second quarter 2002 from $ 2,000 in the second quarter 2001. The increase includes $12,000 of interest on capital lease obligations primarily related to technical equipment required at ICTS to teach its certification programs. The balance consists of $11,000 of interest due on our $910,000 promissory note payable to the Series B preferred holders.

Pre-tax income from continuing operations for the second quarter 2002 was $107,000 as compared to a loss of $1,339,000 for the second quarter 2001. Our net income for quarter 2002 consists of net income at Interboro of $269,000 and net income at ICTS of $21,000 that was offset by a loss of $183,000 at EVCI. Our net loss for the three months ended June 30, 2001 consists of a net loss at EVCI of $1,209,000 and a net loss at Interboro of $130,000, as a result of costs incurred to open Interboro-Flushing.

Comparison of six months ended June 30, 2002 (first six months 2002) to six months ended June 30, 2001 (first six months 2001)

Net revenues for the six months ended June 30, 2002 increased 151%, or $6,737,000, to $11,204,000 from $4,467,000 for the six months ended June 30,
2001. The first six months 2002 net revenue is comprised of: $65,000 at EVCI, $5,318,000 at Interboro-Manhattan, $1,789,000 at Interboro-Flushing and $4,032,000 at ICTS. Our revenue at ICTS continues to be adversely affected by the downturn in the information technology market. The first six months 2001 net revenue is comprised of $4,242,000 at Interboro-Manhattan, $161,000 at Interboro-Flushing and $64,000 at EVCI. Interboro student course registrations increased to 11,700 for the first six months 2002 from 6,500 for the first six months 2001. The 2002 registrations are comprised of 8,900 from Manhattan and 2,800 from Flushing. The 2001 registrations are comprised of 7,200 from Manhattan and 800 from Flushing.

Other income increased by $137,000 to $174,000 for the six months ended 2002 from $37,000 for the six months ended 2001. The difference is made up of $44,000 from application fees charged by Interboro and $93,000 from registration fees charged by ICTS.

Interest income decreased by $94,000 to $9,000 for the first six months 2002 from $103,000 for the first six months 2001 because we were using our working capital to fund our growth at Interboro and our efforts to turnaround ICTS.

Cost of sales increased by 150%, or $2,028,000, to $3,378,000 for the first six months ended June 30, 2002 from $1,350,000 for the six months ended June 30, 2001. The first six months 2002 cost is made up of: EVCI, $59,000, Interboro-Manhattan, $1,307,000, Interboro-Flushing, $259,000, and ICTS $1,753,000. The 2001 six month cost consists of $1,282,000 at

Interboro-Manhattan and $68,000 at Interboro-Flushing. The 2002 six month increase at EVCI consists of $16,000 of training costs and $43,000 of video conferencing communications costs to deliver courses to Tortola, British Virgin Islands. There was a net increase at Interboro-Manhattan of $25,000 that consists of additional teaching and administrative wage costs to support growth. The increase of $191,000 at Interboro-Flushing includes $133,000 for instructor wages, $54,000 for direct administrative wages and $4,000 for miscellaneous direct costs. ICTS' costs of $1,753,000 include teaching costs of $1,023,000, book costs of $341,000, royalties and commissions of $276,000, testing costs of $103,000 and other miscellaneous direct costs of $10,000. As a percentage of our net revenue, cost of sales was: Interboro, 22% and ICTS 43% for the first six months 2002, as compared to 31% for Interboro for the first six months 2001. The improvement in Interboro's cost of sales primarily results from increased student enrollment.

Salaries and benefits increased by 29%, or $864,000, to $3,800,000 for the six months ended June 30, 2002 from $2,936,000 for the six months ended June 30, 2001. These costs consist of: EVCI, $913,000 Interboro-Manhattan, $1,387,000, Interboro-Flushing, $200,000, and ICTS $1,300,000, for the first six months 2002, compared to $1,677,000 at EVCI, $1,254,000 at Interboro-Manhattan and $5,000 at Interboro-Flushing for the first six months 2001. The decrease of $764,000 at EVCI resulted from a reduction in full-time employees from 47 to 12. The Interboro-Manhattan payroll increased by $132,000, which is a net increase in the cost of additional administrative staff to support the growth of Interboro. The increase of $195,000 at Interboro-Flushing was due to the first operating semester instructor requirements. ICTS payroll for the period includes 58 full time administrative staff.

Marketing, brochures and student registration costs increased by $496,000 to $706,000 for the first six months 2002 from $210,000 for the six months 2001. The 2002 six month costs consist of: Interboro-Manhattan, $191,000, Interboro-Flushing, $129,000, ICTS, $376,000 and EVCI $10,000, compared to Interboro-Manhattan, $178,000 and Interboro-Flushing, $32,000 for the first six months 2001. Marketing costs at Interboro-Manhattan increased by $13,000 and at Interboro-Flushing increased by $97,000 because we were marketing our newly opened campus.

Professional fees and consulting fees decreased to $489,000 for the six months ended June 2002 and $510,000 for the six months ended June 2001.

Depreciation and amortization increased to $392,000 for the first six months 2002 from $250,000 for the first six months 2001. These costs consist of: EVCI, $65,000, Interboro-Manhattan, $102,000, Interboro-Flushing, $77,000 and ICTS, $148,000, for the first six months 2002, EVCI, $85,000 and Interboro-Manhattan, $165,000, for the first six months 2001. Interboro-Manhattan included amortization of goodwill of $97,000 in the first six months 2001.

Other expenses increased to $1,999,000 for the first six months 2002 from $1,790,000 for the first six months 2001. These costs are comprised of: EVCI $559,000, Interboro-Manhattan, $661,000, Interboro-Flushing, $296,000, and ICTS, $483,000, for the first six months 2002 and EVCI, $1,108,000, Interboro-Manhattan, $470,000 and Interboro-Flushing, $212,000, for the first six months 2001. At EVCI, the decrease of $550,000 is primarily due to: a $164,000 reduction in leased premises, as well as decreases, related to our staff reductions, of $21,000 in insurance premiums, $56,000 in telephone expense, $160,000 in travel expense and $149,000 for items such as postage, printing, computer costs and other general overhead items. The increase at Interboro-Manhattan of $191,000 includes the $54,000 for renting additional space for our classes as well as other items to support its growth. The increase at Interboro-Flushing was $84,000, an additional 2 months of rental expense, for the six months ended June 30, 2002. The $483,000 incurred by ICTS includes:

rent, $309,000, utilities, $22,000, telephone, $48,000 and $104,000 of other general overhead items such as insurance, supplies, outside services, dues and memberships and bank fees.

Interest and financing costs increased to $73,000 for the first six months 2002, from $3,000 for the first six months 2001. The increase includes $37,000 of interest on capital lease obligations primarily related to technical equipment required at ICTS to teach its certification programs. The balance consists of $22,000 of interest due on our $910,000 promissory note payable to the Series B preferred holders, $5,000 for miscellaneous interest expense and $9,000 of interest due to the prior owner of Interboro.

Pre-tax income from continuing operations for the six months ended June 30, 2002 was $549,000 as compared to a loss of $2,442,000 for the six months ended June 30, 2001. Our net income for the first six months 2002 consists of net income at Interboro of $1,171,000 that was offset by a net loss of $370,000 at EVCI and a net loss of $252,000 at ICTS. Our net loss for the first six months 2001 consists of a net loss at EVCI of $2,790,000 net loss that was offset by net income at Interboro of $348,000.

Seasonality

Our revenue varies seasonally as a result of changes in the level of our student enrollment. We have traditionally experienced a seasonal increase in enrollments for the fall semester, the most popular time to enroll for post-secondary programs. Our spring semester enrollments are usually less than the previous fall because there are a greater number of student withdrawals than new enrollees. Enrollment during the summer is significantly lower than the remainder of the year. However, due to our expansion of Interboro and progress in increasing retention of Interboro students, we had record enrollment for the 2002 spring and summer semesters. Nevertheless, total student enrollment and net revenue are typically highest in our first and fourth quarters, which include October through March.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2002 was $1,361,000 compared to $3,028,000 for the six months ended June 30, 2001. The improvement of $1,667,000 is comprised of $3,018,000 of reductions in our net loss after adjusting for non-cash items such as cumulative effect of accounting change, depreciation and amortization and deferred rent, totaling $753,000, and a $704,000 increase in our accounts receivable. This was offset by an increase in our accounts payable and accrued expenses of $1,438,000, an increase in goodwill, due to the earn out of $487,000 payable to the previous shareholder of Interboro, and the $130,000 increase of other assets. The primary reasons for these changes in the uses of cash are:

     o    our decision to stop delivering synchronized courses using ISDN
     o    Interboro's opening a new campus in Flushing, New York
     o    our acquisition of ICTS
     o our expense reductions that were effective in the first six months of 2002.

     Investing activities

Cash used in investing activities decreased by $557,000 to $464,000 for the six months ended June 30, 2002 from $1,021,000 for the six months ended June 30, 2001. We had net capital expenditures of $365,000 for the first six months 2002, mostly to support Interboro's growth. We also made the $100,000 investment described in Note 7 above.

For the six months ended June 30, 2002, we provided ICTS with $331,000. We are continuing to fund ICTS' negative cash flow. Since acquiring ICTS, through June 30, 2002, we have provided approximately $1,811,000 to ICTS. We are closely monitoring ICTS to determine whether there are real prospects for an improvement in its revenue that will make ICTS cash flow positive in the foreseeable future and relieve EVCI from the burden of funding ICTS' cash deficiencies.

Although ICTS had net income for the second quarter 2002, it was not cash flow positive because it used cash to pay current and past due accounts payable and student refunds. The total accounts payable and student refunds were approximately $2,100,000 at June 30, 2002. Of this amount, approximately $830,000 of accounts payable and approximately $360,000 of student refunds were more than 90 days past due. Currently, collection of approximately $385,000 of these past due accounts payable is being pursued in litigation or by third-party collection agencies. We have an oral agreement in principal with a third-party providing for it to pay approximately $350,000 of the past due student refunds and for ICTS to repay this amount to it in 18 monthly payments, without interest, starting at $15,000 and increasing to $35,000.

ICTS requires the cooperation of its creditors or additional financing in order for it to continue operating. If ICTS does not receive the cooperation of its creditors or additional financing, our board may decide to stop funding its cash deficits and we may be required to write down all or a substantial portion of approximately $4.2 million of the remaining goodwill currently attributable to ICTS.

     Financing activities

Net cash generated in financing activities increased by $333,000 to $324,000 for the six months ended June 30, 2002 from $9,000 used in financing activities from the six months ended June 30, 2001. We also raised approximately $426,000 from sales of our Series C Preferred in 2002 and repurchased approximately 38,000 shares of our common stock for approximately $66,000. Capitalized lease payments increased from $9,000 in 2001 to $36,000 in the first six months 2002

We anticipate, based on current plans and assumptions relating to our current operations, that our cash from operations will be sufficient to satisfy our cash requirements at least until June 30, 2003.

See Item 5 of this report for information regarding net proceeds of approximately $995,000 received by us from two financings in July 2002. Most all of these proceeds are being used to fund Interboro's growth. We continue to considering various potential debt and equity financing options to grow our schools business. The availability and cost of such financing are uncertain.


Forward-looking statements and risk factors

This Form 10-QSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "believes," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

     o If we cannot continue to generate more revenue than our expenses, we will not remain profitable.

     o Our continued negative cash flow and working capital deficit could materially impede our ability to operate and grow.

     o Our success may depend on our ability to obtain substantial additional financing and, if obtained, the terms may not be favorable to us.

     o Although ICTS had net income in the second quarter 2002, it may not remain profitable and could, therefore, continue to be more of a burden than a benefit to us.

     o If ICTS does not obtain the cooperation of its creditors or additional financing, it may not be able to continue operating and we may be required to write down up to $4.2 million of goodwill.

     o ICTS may not be able to increase its revenues if the current down turn in the information technology market is protracted or as a result of the uncertainty regarding the market's future.

     o Future delays in the approval of the New York State budget that includes funding of TAP awards could impede our ability to operate unless we can arrange for additional financing.

     o Interboro is subject to extensive federal and New York State regulation because it depends on substantial federal and state funds in order to operate.

     o Interboro's problems with regulators, that occurred prior to our acquiring it, could reoccur and adversely affect its operations.

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

     o The more detailed discussion regarding these and other specific risk factors included in our filings with the SEC, including our most current Form S-3.

Should any of these or other risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated by forward-looking statements. We undertake no obligation to update forward-looking statements.


                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

In July, 2002, the former owner of Interboro, Bruce R. Kalish, filed a demand for arbitration against Interboro, Interboro Holding, Inc. and EVCI before JAMS in New York City claiming that Interboro currently owes him an amount that exceeds $465,000 and an additional amount that exceeds $980,000 and is payable in eight equal quarterly installments. As a basis for his claims, Mr. Kalish asserts that the management fees received by EVCI from Interboro are improper and adversely affect the amount and ability to pay him what he is owed. Interboro has provided written documentation to Mr. Kalish in response to his request and discussions between counsel are ongoing. The defendants believe Mr. Kalish's claims are without merit and intend to vigorously oppose them.

Item 4. Submission of Matters to a Vote of Security Holders

At EVCI's annual meeting held on May 23, 2002, the stockholders voted as follows:

     1. Election of class 3 directors to hold office until the 2004 annual meeting. The voting result for each nominee was as follows:

         Name                     Votes For              Votes Withheld
         ----                     ---------              --------------
         Richard Goldenberg       3,439,351                   7,500

         Elie Housman             3,439,451                   7,400

     2. Amending our certificate of incorporation to change our name to EVCI Career Colleges Incorporated.

         Votes For                Votes Against          Abstained
         ---------                -------------          ---------
         3,409,251                   32,400                5,200

     3. Ratifying the appointment of Goldstein Golub Kessler LLP as independent auditors for the 2002 fiscal year.

         Votes For                Votes Against          Abstained
         ---------                -------------          ---------
         3,263,083                    4,100               179,668


Item 5. Other information

We have made application to delist our common stock from the Archipelago Exchange (formerly the Pacific Exchange) because our board decided that the financial cost, time and other EVCI resources required to continue the EVCI's common stock listing, outweigh the benefits of EVCI and its stockholders from the listing. The exchange has approved our application subject to SEC approval, which we expect in due course.

In July 2002, we obtained financing of $550,000 from our issuance to Rosenthal & Rosenthal, Inc. of a secured promissory note and warrants. Later that month, in separate and unrelated transactions, we received financing of $498,750 from our issuances of convertible promissory notes and warrants to accredited investors. Neither financing required the payment of any selling commissions. After expenses, we received net proceeds of approximately $525,000 from Rosenthal & Rosenthal and approximately $470,000 from the accredited investors.

We are filing as exhibits to this report the two press releases we issued to announce these financings, to which reference is made. Also filed as exhibits to this report are the instruments and documents relating to each financing that are required to be so filed.

The note we issued to Rosenthal & Rosenthal is not a security and, accordingly, its issuance is not a transaction requiring registration under the Securities Act of 1933. Our issuance of warrants to Rosenthal & Rosenthal is a transaction that is exempt from registration by Section 4(2) of the 1933 Act. Our issuances of convertible promissory notes and warrants to accredited investors are transactions that are exempt from registration by Section 4(2) of the 1933 Act and Regulation D of the SEC.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit No.    Description of Exhibit
-----------    ----------------------

    4.1    --  Warrant to purchase 50,000 shares of common stock of the registrant issued to Rosenthal & Rosenthal, Inc. on July 12,
               2002.

    4.2    --  Form of registrant's Convertible Promissory Note due July 15,
               2003, the originals of which were issued in July 2002 to accredited investors.

    4.3    --  Form of registrant's Common Stock Purchase Warrant issued in connection with the issuance of registrant's Convertible Promissory Notes due July 15, 2003.

    10.1   --  Promissory Note for $550,000, dated July 12, 2002, and payable by registrant to Rosenthal & Rosenthal, Inc.

    10.2   --  Guarantee by Interboro Institute, Inc., dated July 12, 2002, of registrant's $550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

    10.3   --  Form of registrant's Subscription and Registration Rights
               Agreement relating to registrant's Convertible Promissory Notes due July 15, 2003 and Common Stock Purchase Warrants issued with such Notes.

    99.1   --  Press release, dated July 17, 2002, issued by registrant to announce the $550,000 loan received from Rosenthal & Rosenthal, Inc.

    99.2   --  Press release, dated August 7, 2002, issued by registrant to announce the $498,750 convertible debt financing received from accredited investors.

    99.3   --  Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 14, 2002
                                        EVCI CAREER COLLEGES INCORPORATED

                                         By: /s/  Richard Goldenberg
                                             -----------------------------------
                                             Richard Goldenberg
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description of Exhibit
-----------    ----------------------

    4.1    --  Warrant to purchase 50,000 shares of common stock of the registrant issued to Rosenthal & Rosenthal, Inc. on July 12,
               2002.

    4.2    --  Form of registrant's Convertible Promissory Note due July 15,
               2003, the originals of which were issued in July 2002 to accredited investors.

    4.3    --  Form of registrant's Common Stock Purchase Warrant issued in connection with the issuance of registrant's Convertible Promissory Notes due July 15, 2003.

    10.1   --  Promissory Note for $550,000, dated July 12, 2002, and payable by registrant to Rosenthal & Rosenthal, Inc.

    10.2   --  Guarantee by Interboro Institute, Inc., dated July 12, 2002, of registrant's $550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

    10.3   --  Form of registrant's Subscription and Registration Rights
               Agreement relating to registrant's Convertible Promissory Notes due July 15, 2003 and Common Stock Purchase Warrants issued with such Notes.

    99.1   --  Press release, dated July 17, 2002, issued by registrant to announce the $550,000 loan received from Rosenthal & Rosenthal, Inc.

    99.2   --  Press release, dated August 7, 2002, issued by registrant to announce the $498,750 convertible debt financing received from accredited investors.

    99.3   --  Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.