Form 10QSB
period 2002-09-30
EVCI CAREER COLLEGES INC
filed 2002-11-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 1-14827



                        EVCI Career Colleges Incorporated
           (Exact name of small business as specified in its charter)

          Delaware                             06-1488212
(State of other jurisdiction of
incorporation or organization)          (IRS Employer Identification Number)

               35 East Grassy Sprain Road, Yonkers, New York 10710
                    (Address of principal executive offices)

                                 (914) 787-3500
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,398,191 shares of Common Stock as of November 1, 2002.

                                Table of Contents
                                     Part I
                              Financial Information

Item 1. Financial Statements                                               Page

Consolidated Balance Sheet as of September 30, 2002 (unaudited), and
as of December 31, 2001 (audited)...........................................   1

Consolidated Statement of Operations for the three and nine month periods
ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited).....   2

Consolidated Statement of Cash Flows for the nine month periods ended
September 30, 2002 (unaudited) and September 30, 2001 (unaudited)...........   3

Notes to Consolidated Financial Statements..................................   4

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations

Third Quarter Developments..................................................   8

Comparison of the three month periods ended
September 30, 2002 and September 30, 2001...................................   9

Comparison of the nine month periods ended
September 30, 2002 and September 30, 2001...................................  11

Seasonality.................................................................  13

Liquidity and Capital Resources.............................................  13

Forward-Looking Statements and Risk Factors.................................  14

Item 3. Controls and Procedures.............................................  15

                                     Part II

                                Other Information

Item 1. Legal Proceedings...................................................  16

Item 6. Exhibits and Reports on form 8-K....................................  16

Signatures..................................................................  18

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET





                                                                                 September 30, 2002       December 31, 2001
                                                                                 ------------------       -----------------
                                   Assets                                            (unaudited)              (audited)
Current assets:
     Cash and cash equivalents .................................................   $    838,953             $  2,342,282
     Accounts receivable, net of allowance for doubtful
       accounts of $50,000  and $350,000 respectively ..........................      6,575,391                1,403,501
     Accounts receivable other .................................................             --                   34,585
     Note receivable ...........................................................        100,000                       --
     Prepaid expenses and other current assets .................................        601,281                  105,109
     Assets held for resale ....................................................         74,920                  261,000
                                                                                   ------------             ------------
Total current assets ...........................................................      8,190,545                4,146,477
Property and equipment, net.....................................................      1,392,065                1,020,569
Restricted certificate of deposit ..............................................        250,000                       --
Intangible assets, net..........................................................         43,515                   30,244
Goodwill .......................................................................      2,200,026                1,602,210
Other assets ...................................................................        225,532                  186,100
Assets from discontinued operations ............................................             --                6,067,746
                                                                                   ------------             ------------
Total assets ...................................................................   $ 12,301,683             $ 13,053,346
                                                                                   ============             ============
                    Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses .....................................   $  1,458,891             $    715,060
     Deferred revenue ..........................................................      4,953,893                1,252,300
     Accrued costs relating to discontinued operations .........................        150,000                  141,123
     Note payable ..............................................................        910,000                       --
     Accrued purchase price payable for Interboro ..............................        250,000                  206,000
     Current portion of capitalized lease obligations ..........................         54,884                   18,107
                                                                                   ------------             ------------
Total current liabilities ......................................................      7,777,668                2,332,590
     Accrued purchase price payable for Interboro, net of current portion ......      1,169,253                  745,994
     Capital lease obligations, net of current portion .........................        190,692                    8,419
     Note payable ..............................................................        550,000                  910,000
     Liabilities from discontinued operations ..................................             --                5,414,886
                                                                                   ------------             ------------
     Total liabilities .........................................................      9,687,613                9,411,889
Stockholders' equity:
Preferred stock-$.001 par value: authorized 1,000,000 shares:
     Series B 7% Convertible Preferred Stock -- $100 stated value;
     200,000 shares designated series B; issued and outstanding
     130,000 shares ............................................................     12,760,822               12,760,422
     Series C 8% Convertible Preferred Stock-$100 stated value:
     20,000 shares designated series C; issued and outstanding
     -0- and 1,300 shares, respectively ........................................             --                  130,000
Common stock - $.0001 par value; authorized 20,000,000 shares, issued
     5,398,191 and 4,440,996 shares, respectively; outstanding
     5,308,826 and 4,440,996 shares, respectively ..............................            541                      450
Additional paid-in capital .....................................................     23,580,753               22,489,935
Accumulated deficit ............................................................    (33,579,577)             (31,477,790)
Treasury stock-at cost: 89,365 and 51,965 shares, respectively .................       (148,469)                 (82,580)
                                                                                   ------------             ------------
Stockholders' equity ...........................................................      2,614,070                3,641,457
                                                                                   ------------             ------------
Total liabilities and stockholders' equity .....................................   $ 12,301,683             $ 13,053,346
                                                                                   ============             ============

                 See Notes to Consolidated Financial Statements




               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------    ----------------------------
                                                     2002           2001           2002            2001
                                                ------------    ------------    ------------    ------------
Net revenue .................................   $  3,081,485    $  2,314,057    $ 10,253,271    $  6,780,697

Other income ................................         57,944          25,486         138,446          62,713
                                                ------------    ------------    ------------    ------------
Total revenue ...............................      3,139,429       2,339,543      10,391,717       6,843,410
                                                ------------    ------------    ------------    ------------
Operating expenses:
Cost of sales ...............................        796,339         690,674       2,420,834       2,040,641
Selling, general and administrative .........      2,893,954       2,571,509       7,976,432       8,212,151
                                                ------------    ------------    ------------    ------------
Total operating expenses ....................      3,690,293       3,262,183      10,397,266      10,252,792
                                                ------------    ------------    ------------    ------------
Loss from operations ........................       (550,864)       (922,640)         (5,549)     (3,409,382)

Other income (expense):
Interest expense ............................        (66,029)         (1,380)        (97,931)         (4,089)
Interest income .............................          7,320          24,879          15,727         127,977
                                                ------------    ------------    ------------    ------------
Loss from continuing operations .............       (609,573)       (899,141)        (87,753)     (3,285,494)
                                                ------------    ------------    ------------    ------------
Discontinued operations:
    Loss from discontinued operations........       (194,387)       (370,688)       (167,334)     (1,280,003)
    Loss from disposal of discontinued
    operations ..............................     (1,327,891)     (4,312,462)     (1,327,891)     (4,312,462)
                                                ------------    ------------    ------------    ------------
Loss from discontinued operations ...........     (1,522,278)     (4,683,150)     (1,495,225)     (5,592,465)
                                                ------------    ------------    ------------    ------------
Loss before provision/(benefit) for income
    taxes ...................................     (2,131,851)     (5,582,291)     (1,582,978)     (8,877,959)
Provision/(benefit) for income taxes ........        (64,861)         46,787          97,717         135,787
                                                ------------    ------------    ------------    ------------
Loss before cumulative effect of accounting
    change ..................................     (2,066,990)     (5,629,078)     (1,680,695)     (9,013,746)
Cumulative effect of accounting change ......             --              --        (232,378)             --
                                                ------------    ------------    ------------    ------------
Net loss ....................................     (2,066,990)     (5,629,078)     (1,913,073)     (9,013,746)
Accreted value of series B preferred stock ..        (59,793)        (59,794)       (179,380)       (179,382)
Undeclared dividends on series B preferred
    stock ...................................       (227,500)       (208,745)       (682,500)       (663,945)
Dividends on series C preferred stock .......             --              --          (6,253)             --
Accreted value of series C preferred stock ..             --              --          (3,081)             --
                                                ------------    ------------    ------------    ------------
Net loss available to common stockholders ...   $ (2,354,283)   $ (5,897,617)   $ (2,784,287)   $ (9,857,073)
                                                ============    ============    ============    ============

Basic and diluted loss per common share:

      Loss from continuing operations .......   ($      0.16)   ($      0.27)   ($      0.22)   ($      0.94)
      Loss from discontinued operations .....   ($      0.31)   ($      1.04)   ($      0.32)   ($      1.25)
      Cumulative effect of accounting change.             --              --    ($      0.05)             --
                                                ------------    ------------    ------------    ------------
Net loss available to common stockholders ...   ($      0.47)   ($      1.31)   ($      0.59)   ($      2.19)
                                                ============    ============    ============    ============
Weighted average number of common shares
outstanding-basic and diluted ...............      4,971,365       4,492,961       4,728,672       4,492,961
                                                ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                             2002            2001
                                                                        --------------  ---------------
Cash flows from operating activities:
Net loss ............................................................   $(1,913,073)   $(9,013,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of discontinued operations .........................     1,327,891      4,312,460
Cumulative effect of accounting change ..............................       232,378             --
Depreciation ........................................................       568,893        870,345
Loss on disposal of assets ..........................................         8,841             --
Amortization of intangibles .........................................        13,912        223,966
Amortization of licensing agreement .................................            --         25,000
Deferred rent .......................................................       (29,716)        58,432
Allowance for doubtful accounts .....................................       300,000        600,000
Shares issued for consulting services ...............................        18,900             --
Non-cash interest and finance charges ...............................        27,415             --
Increase in accounts receivable .....................................    (5,246,109)    (3,521,888)
Decrease in accounts receivable other ...............................        34,585             --
Increase (decrease) in prepaid expenses and other current assets ....      (403,222)       293,407
Increase in other assets ............................................       (79,755)      (144,119)
Increase (decrease) in accounts payable and accrued
expenses ............................................................     1,219,201       (125,538)
Increase in deferred revenue ........................................     2,060,410      3,035,660
Increase (decrease) in accrued purchase price of Interboro ..........      (207,741)       174,118
Increase in accrued costs related to discontinued operations ........         8,877             --
                                                                        -----------    -----------
Net cash used in operating activities ...............................    (2,058,313)    (3,211,904)
                                                                        -----------    -----------
Cash flows used in investing activities:
Purchase of ICTS and Interboro, net of cash required ................            --       (713,194)
Proceeds from assets held for resale ................................         6,323             --
Investment in restricted certificate of deposit .....................      (250,000)            --
Purchase of equipment ...............................................      (383,695)      (802,088)
Cash advanced for note receivable ...................................      (100,000)            --
                                                                        -----------    -----------
Net cash used in investing activities ...............................      (727,372)    (1,515,282)
                                                                        -----------    -----------
Cash flows from financing activities:
Principal payments under capital lease obligations ..................      (212,159)       (85,607)
Net proceeds from issuance of preferred stock-series C ..............       425,764             --
Net proceeds from note payable ......................................       550,000             --
Net proceeds from issuance of convertible promissory notes ..........       485,750             --
Purchase of treasury stock ..........................................       (65,889)            --
                                                                        -----------    -----------
Net cash provided by (used in) financing activities .................     1,183,466        (85,607)
                                                                        -----------    -----------
Net decrease in cash and cash equivalents ...........................    (1,602,219)    (4,812,793)
Cash and cash equivalents at beginning of period ....................     2,441,172      6,332,934
                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................   $   838,953    $ 1,520,141
                                                                        ===========    ===========
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest ............................................................   $    23,119    $    33,499
Taxes ...............................................................   $    20,743    $    46,900
Property and equipment transferred from held for resale to operations   $   169,755             --
Supplemental schedules of noncash investing and financing activities:
Capital lease obligations incurred ..................................   $   251,740             --
Conversion of convertible promissory notes to common stock ..........   $   498,750             --


                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Incorporated, formerly Educational Video Conferencing, Inc. and its wholly owned subsidiaries, Interboro Institute, Inc., Interboro Holding Inc. and ICTS, Inc. References to "we," "our," and "us" mean EVCI and its subsidiaries unless the context requires otherwise. References to "Interboro" mean Interboro Institute, Inc. All significant intercompany balances and transactions have been eliminated.

We provide on-campus education and training through Interboro. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in Manhattan and an extension center in Flushing, New York. In addition, Interboro opened two new extension sites on September 30, 2002. One is in the Washington Heights section of Manhattan, New York City and the other is in Yonkers, New York. We acquired Interboro in January 2000.

On September 30, 2002, the board of directors of ICTS decided to discontinue ICTS' operations. It had become apparent that ICTS sales targets could not be met for the foreseeable future and EVCI was not willing to continue funding ICTS' cash deficits, after having advanced approximately $2,200,000 to ICTS. As a result, ICTS' revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the captions "Loss from discontinued operations" and "Loss from disposal of discontinued operations" for 2001 and 2002.

Our multi-point video conferencing technology and services are being used on a limited basis to support an existing customer.

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

Note 3- Revenue Recognition

We recognize our income ratably over the semester in which courses are given and as services are performed. The total deferred revenue at September 30, 2002 was $4,953,893. This includes $4,313,897 that will be recorded as revenue in the fourth quarter of 2002 for the Interboro-Manhattan and Interboro-Flushing semester that began in September 2002 and ends in December 2002. Also included is $639,996 of deferred revenue for Interboro-Washington Heights and Interboro-Yonkers. $535,000 of this revenue will be recorded in the fourth quarter of 2002 and the remainder will be recorded in January 2003.

Note 4-Converted Notes

In July 2002, we received proceeds of $498,750 from the issuance of convertible promissory notes and warrants. In September 2002, the notes were converted into 475,000 shares of our common stock at $1.05 per share, the fair value of our common stock when the notes were issued. The warrants are exercisable, until March 2005, for 475,000 shares of our common stock at $1.05 per share, subject to adjustment. A value of $22,619 has been allocated to the warrants and has been recognized as additional interest expense on the notes. The costs related to this transaction were approximately $13,000. In addition, 2,360 shares of the Company's common stock were issued in lieu of cash as interest on the notes.

Note 5 - Preferred Stock

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

Our Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share, the average closing bid price of our common stock for 20 trading days prior to September 22, 2000. On September 22, 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. As a result of our issuance of additional common stock for less than $6.75 per share and common stock purchase warrants that are exercisable below $6.75 per share, the conversion price has been adjusted to $5.24 as of September 5, 2002.

As permitted by the terms of the Series B preferred, our board of directors did not declare the quarterly dividend of $249,315, for our quarter ended December 31, 2001, and the three quarterly dividends of $227,500 each for the quarters ended March 31, June 30, and September 30, 2002.

Note 6-Notes Payable

In August 2001, our Series B preferred stockholders consented to an amendment of EVCI's certificate of incorporation, which permitted us to reclassify the Series B stock as permanent equity. Additionally, the Series B preferred stockholders waived their right to receive payment of previously undeclared dividends on their shares. In consideration, we issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note is payable on September 22, 2003 and is secured by the common stock of Interboro. Furthermore, Interboro has guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to certain future creditors.

In July 2002, we received $550,000 for a promissory note at 10% interest for 36 months. This note is secured by a letter of credit in the amount of $250,000, which is secured by a certificate of deposit of $250,000. In addition the holder received 50,000 warrants to purchase our common stock at $1.50 per common share. The value of the warrants, $2,500, has been recognized as additional interest expense.

Note 7 - Income Taxes

No provision for federal income taxes has been made for all periods presented since we have had net operating losses. These net operating losses have resulted in a deferred tax asset. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a full valuation allowance. The provision for taxes consists of state and city taxes.

Note 8 - Note Receivable

This consists of a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies. The note was issued to evidence our loan made in the third quarter of 2002. The note is due September 30, 2003 and bears interest at 8% per annum. The note is convertible into shares of JIA common stock. We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA's earnings) of JIA's common stock at $1.00 per share, subject to adjustment. No value has been assigned to the warrants. We gave JIA the right to market EVCI's e-learning content and to be issued warrants to purchase EVCI's common stock if JIA purchases more than $2,000,000 of EVCI's e-learning content by September 30, 2003. Through September 30, 2002, JIA had not purchased any e-learning content from EVCI.

Note 9 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. We adopted SFAS 142 as of January 2002. Upon adoption of SFAS 142, we recorded a one-time non-cash charge of approximately $232,000 to reduce the carrying value of our goodwill on ICTS. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in EVCI's consolidated statement of operations.

SFAS 142 requires the disclosure of net income and earnings per share computed on a proforma basis by reversing the goodwill amortized in the periods presented. Such proforma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for with SFAS

142. Had SFAS 142 been in effect prior to January 1, 2002 our reported net profit/(loss) for the three and nine months ended September 30, 2001 would have been as follows:

                                               Quarter Ended        Nine Months Ended
                                             September 30, 2001     September 30, 2001
                                          --------------------------------------------
Reported net loss                                $  (5,629,078)   $  (9,013,746)
Addback: Goodwill amortization                          46,987          144,150
                                                 -------------    -------------
Adjusted net loss                                $  (5,582,091)   $  (8,869,596)
                                                 =============    =============

Basic and diluted earnings (loss) per share:
Reported net loss per share                      $       (1.31)   $       (2.19)
Addback: Goodwill amortization                   $        0.01    $        0.03
                                                 -------------    -------------
Adjusted net loss                                $       (1.30)   $       (2.16)
                                                 =============    =============


Note 10 - Discontinued Operations

In 2001, we stopped delivering synchronous courses using ISDN lines because this activity was unprofitable. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from discontinued operations" for 2001. Sales for the three and nine month periods ended September 30, 2001 from our ISDN discontinued operations were $0 and $203,879. The loss from our ISDN discontinued operations was $41,272 and $950,587 for the three and nine months ended September 30, 2001.

On September 30, 2002, the board of directors of ICTS decided to discontinue ICTS' operations. It had become apparent that ICTS sales targets could not be met for the foreseeable future and EVCI was not willing to continue funding ICTS' cash deficits, after having advanced approximately $2,200,000 to ICTS. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the captions "Loss from discontinued operations" and "Loss from disposal of discontinued operations" for 2001 and 2002. ICTS' sales for the three month periods ended September 30, 2001 and 2002, and for the nine month period ended September 30, 2002 were $2,461,000, $1,567,000 and $5,600,000. We acquired ICTS in July 2001.

Note 11 - Purchase Price Payable for Interboro

On January 14, 2000, EVCI through its wholly owned subsidiary, Interboro Holding Inc., acquired the outstanding shares of Interboro for $672,500 plus 50% of Interboro's earnings before interest, taxes, debt and amortization ("EBITDA") for the three years ending December 31, 2001, 2002, and 2003. The $672,500 is payable out of 20% of EBITDA each year. We have offset the $162,000 payable in 2002 (which equals 20% of 2001 EBITDA), by approximately $137,000 for claims we have for undisclosed liabilities. For the year ended December 31, 2001, 50% of EBITDA was approximately $405,000 and has been accrued. For the nine months ended September 30, 2002, an additional $675,000 of the 50% of the EBITDA portion of the purchase price has been accrued and reflected as an increase in goodwill and other intangible assets. Through September 30, 2002, we have paid approximately $207,000 and accrued approximately $1,420,000 of purchase price. Portions of the 50% EBITDA are payable out of subsequent years' EBITDA or in future installment payments. Legal proceedings regarding our calculation of EBITDA are described in Item 1 of Part II of this report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2001, and in conjunction with the financial statements and notes thereto for the three and nine months ended September 30, 2002 and 2001, included in Item 1 of this report. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to the discontinuation of our activities of delivering synchronized courses using ISDN lines and ICTS, which specialized in IT courses and programs. References in the discussion to EVCI mean our general corporate and multi-point video conferencing activities.

We use the following methodology to determine the number of full-time students and student course registrations that are referred to below. For each semester, we take a head count of Interboro's enrollees, generally about two weeks after a semester begins. We assume that 90% of this head count are full-time students who will pay full tuition for the semester. The resulting number of students is what we mean when we refer to full-time students. Interboro's full-time students take an average of five courses. Accordingly, we multiply five times our assumed number of full-time students to determine the total number of student course registrations.

Third quarter developments

         Interboro

               o Increased Interboro-Manhattan's full-time students for the fall to approximately 1,090, or 5,450 student course registrations, from 840 full-time students, or 4,200 student course registrations, for fall 2001. This represents a 30% increase.

               o Increased Interboro-Manhattan's full-time students for the summer to approximately 675, or 3,375 student course registrations, from 575 full-time students, or 2,875 student course registrations, for summer 2001. This represents a 17% increase.

               o Increased Interboro-Flushing's full-time students for the fall to approximately 440, or 2,200 student course registrations, from 160 full-time students, or 800 student course registrations, for fall 2001. This represents a 175% increase.

               o Increased Interboro-Flushing's full-time students for the summer to approximately 270, or 1,350 student course registrations, from 25 full-time students, or 125 student course registrations, for summer 2001. This represents a 116% increase.

               o Opened a new extension site in Washington Heights with classes beginning on September 30, 2002. We are in the process of enrolling approximately 175 students. This campus has a current capacity for 330 full-time students.

               o Opened a new extension site in Yonkers with classes beginning on September 30, 2002. We are in the process of enrolling approximately 45 students. This campus has a current capacity for 100 full-time students.

               o Was served with a National Labor Relations Board petition from Local 153 of the Office and Professional International Employees Union seeking to represent approximately 83 of Interboro's 200 full and part-time personnel. On October 25, 2002, the union was elected as their collective bargaining agent by a vote of 45 to 32. The negotiation of an agreement with Local 153 is expected to start in the fourth quarter of 2002.

         ICTS

               o Information regarding the discontinuation of ICTS' operations and the subsequent sale of ICTS shortly thereafter is disclosed in our Form 8-K, filed November 5, 2002, including the press release issued by us on October 8, 2002 and filed as Exhibit 99.1 to that report.



Comparison of three months ended September 30, 2002 (third quarter 2002) to three months ended September 30, 2001 (third quarter 2001)

Net revenues for third quarter 2002 increased 33%, or $767,000 to $3,081,000 from $2,314,000 for the third quarter 2001. The 2002 quarter net revenue is comprised of: $2,340,000 at Interboro-Manhattan, $739,000 at Interboro-Flushing and $2,000 at EVCI. The 2001 third quarter net revenue is comprised of $1,932,000 at Interboro-Manhattan, $280,000 at Interboro-Flushing and $102,000 at EVCI. Interboro student course registrations increased to approximately 7,675 for the third quarter 2002 from 5,000 for the third quarter 2001. The 2002 student course registrations were 5,450 at Interboro-Manhattan and 2,200 at Interboro-Flushing. The 2001 student course registrations were 4,200 at Interboro-Manhattan and 800 at Interboro-Flushing.

Other income increased by $33,000 to $58,000 for the third quarter 2002 from $25,000 for the third quarter 2001. The difference was attributable to application fees charged by Interboro.

Cost of sales increased by 15%, or $105,000, to $796,000 for the third quarter 2002 from $691,000 for the third quarter 2001. The 2002 quarter cost is made up of: Interboro-Manhattan $570,000, Interboro-Flushing, $142,000 and EVCI $84,000. The 2001 quarter cost consists of $580,000 at Interboro-Manhattan and $111,000 at Interboro-Flushing. The 2002 quarter increase at EVCI is comprised of $84,000 of video enhanced communication costs. The net increase at Interboro was due to additional support staff, adjunct professors and full time instructors to support the growth at Interboro. As a percentage of our net revenue, Interboro's cost of sales was: 23% for quarter 2002, as compared to 31% for quarter 2001. The improvement is mostly due to increases in student enrollment and retention.

Salaries and benefits increased by 24%, or $242,000, to $1,234,000 for the third quarter 2002 from $992,000 for the third quarter 2001. These costs consist of:
Interboro-Manhattan, $666,000, Interboro-Flushing, $106,000 and $462,000 EVCI in the third quarter 2002, compared to $565,000 at Interboro-Manhattan and $55,000 at Interboro-Flushing and $372,000 at EVCI in the third quarter 2001. The increase of $90,000 at EVCI was primarily due to, one new controller for ICTS, a technical engineer for our communications department, and an enrollment supervisor for our new extension sites in Washington Heights and Yonkers. The Interboro-Manhattan payroll increased by $101,000 and the Interboro-Flushing payroll increased by $51,000. The EVCI full time employees were 14 at September 2002 and 13 as of September 2001. At September 30, 2002, Interboro had 133 full time employees, 119 at Interboro-Manhattan and 14 at Interboro-Flushing.

Marketing, brochures and student registration costs increased by 58%, or $141,000, to $383,000 for the third quarter 2002 from $242,000 for third quarter 2001. These costs for quarter 2002 consist of: $242,00 at Interboro-Manhattan and $141,000 at Interboro-Flushing as compared to $155,000 at Interboro-Manhattan and $87,000 at Interboro-Flushing, for the third quarter 2001. The increase in marketing costs was primarily related to additional subway, radio and newspaper advertisements for these extension sites.

Professional fees and consulting fees decreased by $124,000 to $214,000 for the third quarter 2002 from $338,000 for the third quarter 2001, as a result of reduced professional fees at EVCI of $93,000 and at Interboro of $31,000.

Depreciation and amortization decreased to $133,000 for the third quarter 2002 from $144,000 for the third quarter 2001. These costs consist of: EVCI, $40,000, Interboro-Manhattan, $55,000, and Interboro-Flushing, $38,000 in the third quarter 2002, and EVCI, $31,000, Interboro-Manhattan, $86,000, and Interboro Interboro-Flushing $27,000 in the third quarter 2001. Interboro-Manhattan included amortization of goodwill of $51,000 in quarter 2001.

Non cash consulting expense for the third quarter of 2002 of $19,000 resulted from our issuance of 18,000 shares of common stock for financial advisory services.

Other expenses increased by $56,000 to $912,000 for the third quarter 2002 from $856,000 for the third quarter 2001. These costs are comprised of: EVCI, $318,000 Interboro-Manhattan, $414,000 and Interboro-Flushing, $180,000 in the third quarter 2002, versus EVCI, $327,000, Interboro-Manhattan, $297,000 and Interboro-Flushing, $232,000 in the third quarter 2001. At EVCI, the net decrease of $9,000 is primarily due to a $9,000 reduction in leased premises, a $31,000 reduction in investor relations costs and a $10,000 reduction in travel related expenses, which is offset by an increase in insurance costs of $22,000, an increase of $11,000 related to communication costs and an increase of $8,000 to general overhead items. The increase at Interboro-Manhattan of $117,000 is made up of $74,000 of rent for additional classroom space, and an increase of $10,000 for office supplies and $33,000 of general overhead items to support the growth of the Manhattan campus. The decrease in Interboro-Flushing of $52,000 relates to one-time expenses, related to its start up costs that were expensed in the third quarter of 2001.

Interest income decreased by $18,000 to $7,000 for the third quarter 2002 from $25,000 for the third quarter 2001, because we were using our working capital to fund our growth at Interboro and fund our loss and working capital deficit at ICTS.

Interest and financing costs increased to $66,000 in the third quarter 2002 from $1,000 in the third quarter 2001. The interest consists of $11,000 of interest due on our $910,000 promissory note payable to the Series B preferred holders, interest expense on leased equipment of $25,000, as well as financing costs of $30,000 related to our note financings in July 2002.

Pre-tax loss from continuing operations for the third quarter 2002 was $607,000 as compared to a loss of $899,000 for the third quarter 2001. Our net loss for quarter 2002 consists of net loss at Interboro of $65,000 and a net loss of $542,000 at EVCI. Our net loss for the three months ended September 30, 2001 consists of a net loss at EVCI of $634,000 and a net loss at Interboro of $265,000.

Comparison of nine months ended September 30, 2002 (first nine months 2002) to nine months ended September 30, 2001 (first nine months 2001)

Net revenues for the nine months ended September 30, 2002 increased 51%, or $3,472,000, to $10,253,000 from $6,781,000 for the nine months ended September 30, 2001. The first nine months 2002 net revenue is comprised of: $7,658,000 at Interboro-Manhattan, $2,528,000 at Interboro-Flushing and $67,000 at EVCI. The first nine months 2001 net revenue is comprised of $6,174,000 at Interboro-Manhattan, $441,000 at Interboro-Flushing and $166,000 at EVCI. Interboro student course registrations increased to 19,465 for the first nine months 2002 from 11,500 for the first nine months 2001. The 2002 registrations are comprised of 14,410 from Interboro-Manhattan and 5,055 from Interboro-Flushing. The 2001 registrations are comprised of 10,575 from Interboro-Manhattan and 975 from Interboro-Flushing.

Other income increased by $75,000 to $138,000 for the nine months ended 2002 from $63,000 for the nine months ended 2001. This difference is made up of application fees charged by Interboro.

Cost of sales increased by 19%, or $380,000, to $2,421,000 for the first nine months ended September 30, 2002 from $2,041,000 for the nine months ended September 30, 2001. The first nine months 2002 cost is made up of:
Interboro-Manhattan, $1,877,000, Interboro-Flushing, $401,000, and EVCI $143,000. The 2001 nine month cost consists of $1,863,000 at Interboro-Manhattan and $178,000 at Interboro-Flushing. The 2002 nine month increase at EVCI consists of $15,000 of training costs and $128,000 of video conferencing communications costs to deliver courses to Tortola, British Virgin Islands. There was a net decrease at Interboro-Manhattan of $44,000. The increase of $223,000 at Interboro-Flushing primarily consists of instructor wages and direct administrative wages to support the growth of Interboro. As a percentage of our net revenue, Interboro's cost of sales was 22% for the first nine months 2002, as compared to 31% for the first nine months 2001. The improvement primarily resulted from increases in student enrollment and retention.

Salaries and benefits decreased by 5%, or $195,000, to $3,733,000 for the nine months ended September 30, 2002 from $3,928,000 for the nine months ended September 30, 2001. These decrease in costs consist of: a reduction of $673,000 at EVCI, offset by an increase of $234,000 at Interboro-Manhattan and an increase of $246,000 at Interboro-Flushing, for the first nine months 2002, compared to $2,049,000 at EVCI, $1,819,000 at Interboro-Manhattan and $60,000 at Interboro-Flushing for the first nine months 2001. The decrease of $673,000 at EVCI resulted from a reduction in full-time employees from 22 employees to 14. The Interboro-Manhattan payroll increased by $ 234,000 which is a net increase in the cost of additional administrative and instructors to support the growth of Interboro. The increase of $246,000 at Interboro-Flushing was due to the growth of enrollment at that campus.

Marketing, brochures and student registration costs increased by $260,000 to $713,000 for the first nine months 2002 from $463,000 for the nine months 2001. The 2002 nine month costs consist of: Interboro-Manhattan, $439,000, Interboro-Flushing, $270,000, and EVCI $4,000, compared to Interboro-Manhattan, $333,000, and Interboro-Flushing, $120,000 for the first nine months 2001. Marketing costs increased by $106,000 at Interboro-Manhattan, by $150,000 at Interboro-Flushing and by $4,000 at EVCI. The increase in marketing costs was primarily related to additional subway, radio and newspaper advertisements for Interboro.

Professional fees and consulting fees decreased to $707,000 for the nine months ended September 2002 from $848,000 for the nine months ended September 2001.

Depreciation and amortization increased to $377,000 for the first nine months 2002 from $338,000 for the first nine months 2001. These costs consist of: EVCI, $105,000, Interboro-Manhattan, $157,000 and Interboro-Flushing, $115,000 for the first nine months 2002, as compared to EVCI $60,000, Interboro-Manhattan, $250,000, and Interboro Flushing $28,000 for the first nine months 2001. Interboro-Manhattan included amortization of goodwill of $144,000 for the first nine months 2001.

Other expenses decreased by $219,000 to $2,427,000 for the first nine months 2002 from $2,646,000 for the first nine months 2001. These costs are comprised of: EVCI $876,000, Interboro-Manhattan, $1,075,000 and Interboro-Flushing, $476,000, for the first nine months 2002 and EVCI, $1,435,000, Interboro-Manhattan, $767,000 and Interboro-Flushing, $444,000, for the first nine months 2001. At EVCI, the decrease of $559,000 is primarily due to: a $236,000 reduction in leased premises, $45,000 reduction in telephone expense, $168,000 reduction in travel expense and a $110,000 reduction for items such as postage, printing, computer costs and other general overhead items. The increase at Interboro-Manhattan of $308,000 includes $141,000 for renting additional classroom space, $19,000 in insurance premiums, $15,000 in supplies, $25,000 of additional telephone expense, $15,000 in printing and $93,000 in other items to support its enrollment growth. The increase at Interboro-Flushing of $32,000 was due to supporting the growth in enrollment at this campus.

Non cash consulting expense for the first nine months of 2002 of $19,000 resulted from our issuance of 18,000 shares of common stock for financial advisory services.

Interest income decreased by $112,000 to $16,000 for the first nine months 2002 from $128,000 for the first nine months 2001 because we were using our working capital to fund growth at Interboro and our efforts to turn around ICTS.

Interest and financing costs increased to $98,000 for the first nine months 2002, from $4,000 for the first nine months 2001. The balance consists of $34,000 of interest due on our $910,000 promissory note payable to the Series B preferred holders, $25,000 for interest on capitalized leases and $9,000 of interest due to the prior owner of Interboro, as well as financing costs of $30,000 related to our note financings in July 2002.

Pre-tax loss from continuing operations for the nine months ended September 30, 2002 was $85,000 as compared to a loss of $3,285,000 for the nine months ended September 30, 2001. Our net loss for the first nine months 2002 consists of net income at Interboro of $1,107,000 that was offset by a net loss of $1,192,000 at EVCI. Our net loss for the first nine months 2001 consists of a net loss at EVCI of $3,367,000 that was offset by net income at Interboro of $82,000.

Seasonality

Our revenue varies seasonally as a result of changes in the level of our student enrollment. We have traditionally experienced a seasonal increase in enrollments for the fall semester, the most popular time to enroll for post-secondary programs. Our spring semester enrollments are usually less than the previous fall because there are a greater number of student withdrawals than new enrollees for the spring semester. Enrollment during the summer is significantly lower than the remainder of the year. However, due to our expansion of Interboro and progress in increasing retention of Interboro students, we had record enrollment for the 2002 spring and summer semesters. Nevertheless, total student enrollment and net revenue are typically highest in our first quarter (January through March) and fourth quarter (October through December).

Liquidity and Capital Resources

Operating activities

Cash used in operating activities for the nine months ended September 30, 2002 was $2,058,000 compared to $3,212,000 for the nine months ended September 30, 2001. The improvement of $1,154,000 is comprised of $4,119,000 of reductions in our net loss and an increase in accounts payable and accrued expenses of $370,000 that was offset by adjusting for non-cash items such as cumulative effect of accounting change, depreciation and amortization allowance for doubtful accounts and deferred rent, totaling $684,000, and a $1,724,000 increase in our accounts receivable and other assets of $545,000 which is an increase in goodwill, due to the earn out of $382,000 payable to the previous shareholder of Interboro. The primary reasons for these changes in the uses of cash are:

               o    increased enrollment at Interboro
               o approximately $300,000 of startup costs for Interboro's Washington Heights and Yonkers extension sites.
               o    approximately $800,000 used to fund ICTS' cash deficits.

Investing activities

Cash used in investing activities decreased by $788,000 to $727,000 for the nine months ended September 30, 2002 from $1,515,000 for the nine months ended September 30, 2001. We have reduced capital expenditures by $418,000 and received proceeds of $6,000 from the sale of assets and we did not have the acquisition costs of $713,000 attributable to Interboro. These decreases were offset by the $100,000 investment described in Note 9 above and the $250,000 certificate of deposit to secure our promissory note.


Financing activities

Net cash generated in financing activities increased by $1,269,000 to $1,183,000 for the nine months ended September 30, 2002 from ($86,000) used in financing activities from the nine months ended September 30, 2001. We raised approximately $426,000 from sales of our Series C Preferred in 2002, $550,000 from a promissory note, and $486,000 from a convertible note. This is offset by repurchasing approximately 38,000 shares of our common stock for approximately $66,000, and increased capital lease payments of $126,000.

We anticipate, based on current plans and assumptions relating to our current operations, that our cash from operations will be sufficient to satisfy our cash requirements at least until September 30, 2003, except as follows.

We may require additional cash to pay accrued dividends on our Series B preferred upon the automatic conversion thereof commencing in the last week of September 2003. At that time, accrued dividends will be $1,820,000. The governing provisions of our certificate of incorporation provide that those dividends will be payable when the Series B preferred holders surrender their certificates for conversion into the number of shares of our common stock issuable upon conversion. Another provision prohibits any Series B holder, or group of holders acting together, from converting so many shares of their Series B preferred as would result in such holder or group becoming subject to Section 16(b) of the Securities Exchange Act of 1934 by virtue of being the beneficial owner of more than 10% of our outstanding common stock. In addition, we are subject to provisions of Delaware law regarding the payment of dividends solely out of our surplus or net profits. Accordingly, we believe there are significant questions regarding the rights of the Series B holders to shares of our common stock and to dividends upon the automatic conversion of their shares.

We continue to consider various potential debt and equity financing options to grow our schools business and for contingencies. The availability and cost of such financing are uncertain, particularly since our Series B preferred stock is a significant impediment to our obtaining additional financing.

Forward-looking statements and risk factors

This Form 10-QSB contains forward-looking statements that involve assumptions, risks and uncertainties. The words "anticipates," "estimates," "believes," "expects," "will," "could," "may," "plans," and similar words are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

               o Our negative cash flow and working capital deficit could materially impede our ability to operate and grow.

               o Our success may depend on our ability to obtain substantial additional financing and, if obtained, the terms may not be favorable to us.

               o Our Series B preferred stock is adversely affecting our ability to obtain additional financing.

               o The estimated substantial budget deficit in New York could adversely affect the TAP program and, therefore, our ability to operate and grow.

               o Future delays in the approval of the New York State budget that includes TAP funding could impede our ability to operate unless we can arrange for additional financing.

               o Renewal of the Pell program in 2003 could impact eligibility, amount and availability of Pell grants and, therefore, Interboro's ability to operate.

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

               o New York State regulators are requiring Interboro to halt its expansion by adding new sites until at least next fall and could impose other restrictions on Interboro's growth.

               o Restrictive employment conditions imposed as a result of collective bargaining may impede our ability to grow and expand.

               o Interboro may incur significant additional expenses as a result of union representation of its employees, including under a collective bargaining agreement to be negotiated or as a result of a work stoppage or strike by its employees.

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

Item 3. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

In July, 2002, the former owner of Interboro, Bruce R. Kalish, filed a demand for arbitration against Interboro, Interboro Holding, Inc. and EVCI before JAMS in New York City claiming that Interboro currently owes him an amount that exceeds, by approximately $600,000, the $1,420,000 that we have accrued as current and long term liabilities. As a basis for his claims, Mr. Kalish asserts that the management fees charged by EVCI to Interboro in 2000 and 2001 are improper and adversely affect the amount and ability to pay him what he is owed. EVCI charged management fees of $720,000 in 2000 and $1,152,000 in 2001. Interboro has provided written documentation to Mr. Kalish in response to his request and discussions between counsel are ongoing. The defendants believe Mr. Kalish's claims are without merit and are vigorously opposing them.

In October, Mr. Kalish filed an order to show cause requesting the New York Supreme Court, New York County, to force EVCI to participate in the arbitration and to enjoin EVCI from taking any management fee from Interboro. EVCI believes Mr. Kalish's action is without merit and has been vigorously defending its position.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:

Exhibit No.*       Description of Exhibit

       4.1 [1]  --       Warrant to purchase 50,000 shares of common stock of
                         the registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

       4.2 [1]  --       Form of registrant's Convertible Promissory Note due
                         July 15, 2003, the originals of which were issued in July 2002 to accredited investors.

       4.3 [1]  --       For of registrant's Common Stock Purchase Warrant
                         issued in connection with the issuance of registrant's
                         Convertible Promissory Notes due July 15, 2003.

       10.1 [1] --       Promissory Note for $550,000, dated July 12, 2002, and
                         payable by registrant to Rosenthal & Rosenthal, Inc.

       10.2 [1] --       Guarantee by Interboro Institute, Inc., dated July 12,
                         2002, of registrant's $550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

       10.3 [1] --       Form of registrant's Subscription and Registration
                         Rights Agreement relating to registrant's Convertible
                         Promissory Notes due July 15, 2003 and Common Stock
                         Purchase Warrants issued with such Notes.

       99.1 [1] --       Press release, dated July 17, 2002, issued by
                         registrant to announce the $550,000 loan received from Rosenthal & Rosenthal, Inc.

       99.2 [1] --       Press release, dated August 7, 2002, issued by
                         registrant to announce the $498,750 convertible debt financing received from accredited investors.

       99.3     --       Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       99.4     --       Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

[1] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2002
                               EVCI CAREER COLLEGES INCORPORATED

                                By: /s/  Richard Goldenberg
                                    -----------------------------------------
                                    Richard Goldenberg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description of Exhibit

       4.1 [1]  --       Warrant to purchase 50,000 shares of common stock of
                         the registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

       4.2 [1]  --       Form of registrant's Convertible Promissory Note due
                         July 15, 2003, the originals of which were issued in July 2002 to accredited investors.

       4.3 [1]  --       Form of registrant's Common Stock Purchase Warrant
                         issued in connection with the issuance of registrant's
                         Convertible Promissory Notes due July 15, 2003.

       10.1 [1]--        Promissory Note for $550,000, dated July 12, 2002, and
                         payable by registrant to Rosenthal & Rosenthal, Inc.

       10.2 [1]--        Guarantee by Interboro Institute, Inc., dated July 12,
                         2002, of registrant's $550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

       10.3 [1]--        Form of registrant's Subscription and Registration
                         Rights Agreement relating to registrant's Convertible
                         Promissory Notes due July 15, 2003 and Common Stock
                         Purchase Warrants issued with such Notes.

       99.1 [1]--        Press release, dated July 17, 2002, issued by
                         registrant to announce the $550,000 loan received from Rosenthal & Rosenthal, Inc.

       99.2 [1]--        Press release, dated August 7, 2002, issued by
                         registrant to announce the $498,750 convertible debt financing received from accredited investors.

       99.3    --        Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       99.4    --        Certification of Chief Executive Officer and Chief
                         Financial Officer pursuant to 18 U.S.C. Section 1350,
                         as adopted pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002.
                         ------------------------------

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

[1] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended June 30, 2002.