Form 10KSB
period 2002-12-31
EVCI CAREER COLLEGES INC
filed 2003-03-28
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                         Commission file number 1-14827

                        EVCI CAREER COLLEGES INCORPORATED

                 (Name of small business issuer in its charter)

           Delaware                                     06-1488212
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
                                                incorporation or organization)

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $15,257,352.

     As of February 28, 2003, the aggregate market value of the issuer's common equity held by non-affiliates was $3,283,119, based on the closing price of $0.75 for its common stock on The Nasdaq SmallCap Market on February 28, 2003. 5,308,826 shares of the issuer's common stock were outstanding as of February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive proxy statement for its 2003 annual meeting of stockholders is incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Formats (check one): Yes [ ]   No [X]

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     We provide on-campus postsecondary college education, presently through Interboro Institute, Inc. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in mid-town Manhattan and an extension center in Flushing, New York. In addition, Interboro opened two new college sites on September 30, 2002. One is in the Washington Heights section of Manhattan, New York City, and the other is in Yonkers, New York. We acquired Interboro in January 2000.

     On September 30, 2002, the board of directors of ICTS, Inc. decided to discontinue ICTS' operations. In October 2002, ICTS was sold. As a result, ICTS' revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the captions "Loss from discontinued operations" and "Loss from disposal of discontinued operations" for 2001 and 2002.

     Our multi-point video conferencing technology and services are being used on a very limited basis to support an existing customer.

     EVCI was organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. Our principal executive offices are located at 35 East Grassy Sprain Road, Suite 200, Yonkers, New York 10710 and our telephone number is (914) 787-3500.

     See "Forward-looking Statements and Risk Factors" below.

DEMAND FOR CAREER EDUCATION

     There is a growing demand for postsecondary education. According to information we have obtained from the National Center for Educational
Statistics:

     o the annual attendance in postsecondary degree granting schools is expected to increase to 17.7 million by 2012, a 15% increase over 2000.

     o the number of students attending two-year schools is expected to increase 19% percent in the same period.

     o from 1970 to 1999, two-year schools increased their market share by 13% to 44% of the students attending degree-granting postsecondary schools.

     We think there are three primary reasons for an increasing demand for career-oriented education.

     RECOGNITION OF NEED FOR TRAINING AND PROFESSIONAL DEVELOPMENT EDUCATION

     Increasingly, individuals recognize that knowledge, training and professional development are essential to acquiring, maintaining and advancing their employment and, consequently, their standard of living.

     Rapid and continuing technological advances require entry level workers to have training and education beyond high school.

     The Bureau of Labor Statistics estimates that jobs requiring an associate degree will increase 32% between 2000 and 2010.

     We believe that enrollment for postsecondary campus-based schools increases during economic slow downs because individuals have greater motivation and time to enhance their academic and professional qualifications or re-train in order to compete for jobs.

     AVAILABILITY OF TUITION GRANTS AND LOANS

     Corporate, federal and state tuition assistance programs are available to pay for higher education tuition costs. These are almost exclusively in the form of grants and/or subsidized and unsubsidized loans.

     Almost all of Interboro's students fund their tuition through federal Pell grants and New York State Tuition Assistance Program (TAP) grants. In addition, Interboro participates in the Federal College Work Study program, which allows a limited number of students to receive additional aid by working for Interboro. Interboro also receives funds from the Federal Supplemental Education Opportunity Grant program, which provides some Interboro students additional grants to meet college costs. Interboro allows some of its students to pay tuition over time that is not covered by Pell or TAP grants. However, Interboro does not participate in any loan programs.

     THE RISING COST OF PUBLIC AND PRIVATE COLLEGES AND UNIVERSITIES

     We believe tuition costs will continue to rise at both public and private colleges faster than the rate of inflation. Tuition in New York public colleges could increase by approximately 25% to 30% in the fall of 2003. At Interboro, tuition is approximately $4,000 per semester, which is lower than most private colleges and can be funded through full TAP and Pell grants at their current levels. This gives students, who otherwise could not afford a college education, the opportunity to obtain an Associate in Occupational Studies Degree without college loans.

OUR OPERATING STRATEGY

     Key components of our operating strategy follow:

     FOCUS ON CAREER BASED ACADEMIC CURRICULA WITH TRANSFER OPTIONS

     Interboro offers educational programs principally in the following career-related areas of academic study:

     o    business administration: accounting and management

     o    ophthalmic dispensing

     o    paralegal studies

     o office technologies: executive assistant, legal office assistant and medical office assistant

     o    security services and management

     We see a growing demand by employers for individuals possessing career-oriented skills, in the degree majors and academic concentrations offered by Interboro, to fill entry-level and advanced positions. We believe our experience and expertise in these areas enables us to differentiate ourselves from most of our competitors and to effectively tailor our marketing plans. At the same time our curriculum design prepares students who want to transfer to a bachelor degree college. A number of bachelor degree colleges have entered into articulation agreements with Interboro under which they will accept credits that translate to their curriculum in approved bachelor degree programs.

     PROVIDE A QUALITY AND CARING EDUCATIONAL EXPERIENCE

     Most of our faculty members have direct work experience in the subjects they teach. Interboro's full-time faculty members are particularly effective in providing any necessary remedial education.

     We offer a flexible schedule of day and evening classes. Our college operates year-round. We encourage personal interaction between our students, faculty, administration and staff. We offer a variety of support programs including intensive tutoring, on-campus advising, mentoring and internship programs.

     IMPROVE STUDENT RETENTION

     Improving student retention is essential to the continuing success of Interboro. The retention process starts from the initial enrollment and continues through the completion of a student's academic program. As in many associate degree schools, a substantial portion of Interboro's students never finish their degree programs for personal, financial or academic reasons. This is particularly true at Interboro because it primarily serves economically disadvantaged students in minority communities, most of whom do not have a high school diploma. Interboro believes increases in revenue and profitability can be achieved through modest improvements in student retention rates. It generally has been more cost-effective for us to retain students than to recruit new students

     We are proud of the progress of our student retention programs since we acquired Interboro. We consider student retention the responsibility of the entire college personnel. Interboro personnel typically work to establish personal relationships with students. We strive to set realistic goals for our students. For example, students generally receive a telephone call from a school counselor or faculty member if they miss classes. We group many students into cohorts for their classes, tests and support services. Professors, counselors and advisors work with students to meet particular academic needs.

     MAINTAIN CUTTING EDGE PROGRAMS

     We also strive to meet the changing needs of our students and their potential employers. Interboro regularly evaluates its program offerings, considers revisions to existing courses and programs and develops new curricula and tests based upon its evaluations. As part of our accreditation process, Interboro recently completed a successful peer review of 35 of its courses by faculty at 20 colleges and universities.

GROWTH STRATEGY

     We currently expect to grow by expanding Interboro's existing college sites at their current locations. In the future, with appropriate New York State Education Department approval, we plan to open additional Interboro sites. We do not expect to grow by acquiring other schools in 2003 because we do not expect to have the financial resources to pay for them. However, we continue to seek opportunities to acquire other schools.

     ENHANCE GROWTH AT EXISTING COLLEGE SITES

     We have learned that successfully recruiting students for enrollment at Interboro is largely dependent on marketing and effectively utilizing community resources. By targeting certain media and using aggressive community enrollment campaigns, we have been able to exceed our enrollment projections at Interboro. We believe this is in significant part due to the specific target market for Interboro students and our entrepreneurial strategies.

     OPENING ADDITIONAL SITES

     The success of Interboro's Flushing extension center and our new college sites in Washington Heights and Yonkers encourages us to continue to open new Interboro sites in the future to the extent regulators permit. We believe that convenience is a strong factor considered by our students when selecting a school. Additional sites increase our enrollment capacity and allow us to more effectively leverage our infrastructure and our extensive investment in curricula. They also increase our name recognition and reputation. We accepted the New York State Education Department's recommendation that we not open any additional sites before Interboro's fall 2003 semester, and then only after receiving the Department's approval in order to enhance Interboro's application for full accreditation.

INTERBORO INSTITUTE

     The Associate of Occupational Studies Degree can be obtained at Interboro in:

     o    business administration

     o    office technologies

     o    ophthalmic dispensing

     o    paralegal studies

     o    security services and management.

     Interboro has spring, summer and fall semesters. Recognizing the demand for Interboro's college offerings in communities with economically disadvantaged minority populations, we opened new college sites in Washington Heights and Yonkers, New York in 2002. We also increased our existing classroom capacity by leasing additional space for classrooms at our mid-town Manhattan campus and renovating our Flushing extension center.

     Our approximately $4,000 per semester tuition rate is very competitive with similar private institutions but, like many proprietary institutions, is somewhat higher than public institutions, such as community colleges and state universities. However, we believe the tuition gap is narrowing between public and proprietary institutions with which Interboro completes.

     Approximately 92% of tuition payments to Interboro in 2002 consisted of Pell and TAP grant funds. In general, for students who receive full financial aid, approximately 55% of the students' tuition is covered by TAP grants and 45% of tuition is funded by Pell grants.

     There are approximately 1,800 full-time students enrolled at Interboro for the 2003 spring semester. Our current per semester capacity is about 1,250 students in Manhattan, 550 in Flushing, 350 in Washington Heights and 100 in Yonkers. We plan to lease additional space as enrollment increases.

     Some of our significant 2002 accomplishments at Interboro include:

     o strengthening Interboro's academic programs by raising the academic standards in English and mathematics, strengthening the qualifications of existing faculty and hiring more qualified new full-time and adjunct instructors, and continuing to upgrade our library system and computer labs.

     o increasing enrollments each semester over comparable 2001 semesters. For the full year, full-time student enrollment increased by 66% in 2002, to 4,110 from 2,475 in 2001.

     o enrolling 175 full-time students at our new Washington Heights site and 47 full-time students at our new Yonkers site in the fall 2002 semester.

     o increasing student retention each semester over comparable 2001 semesters by strengthening our existing programs and adding new retention programs.

     o    obtaining extension center status for our Flushing site.

     o converting our secretarial degree program to an office technologies degree program by adding instruction in computer and other office technologies. The new program trains a student to become an executive assistant, legal office assistant or medical office assistant.

     o graduating in June 2002, the largest class in Interboro's recent history.

     o having the New York State Board of Regents restore Interboro's authority to confer the Associate in Occupational Studies Degree.

     Interboro's plans for 2003 include:

     o Meeting all the requirements for full accreditation by the New York State Board of Regents.

     o Obtaining a change of scope from the New York State Education Department for our Washington Heights and Yonkers sites so that Interboro will be able to offer more than 50% of its degree programs at each of those sites.

     o Obtaining extension center status from the New York State Education Department for the Washington Heights site.

     o Acquiring additional space and personnel at existing sites as we grow enrollments.

     o Continuing to strengthen Interboro's academic programs and the qualifications of its existing faculty, hiring more qualified new full-time and adjunct instructors, and further upgrading its library systems and computer labs.

     o    Increasing enrollments each semester over comparable 2002 semesters.

     o Continuing to strengthen retention rates through current and new retention programs.

     o Receiving approval to offer Associate in Applied Sciences (AAS) degrees in addition to the AOS degrees now offered by Interboro. We are awaiting approval of our request for AAS degree authority in computer networking and programming from the New York State Education Department. We do not anticipate approval until we receive our full accreditation from the Department. AAS degrees carry a higher percentage of liberal arts and sciences and are more easily accepted for transfer to baccalaureate schools than the AOS degree.

     o Continuing the process of securing Middle States Association accreditation which, if obtained, will enhance Interboro's academic standing and enable it to recruit in additional markets. The process could take more than five years.

     o Continuing to seek American Bar Association approval for our paralegal program.

MARKETING

         We employ a variety of advertising techniques to generate qualified leads of potential students for our college sites. Depending on the target market, we use subway and bus ads, newspapers, radio, e-mail blasts, direct mail, cable television and the yellow pages. The effectiveness of our advertising campaigns greatly depends on the placement and timing of ads and following up with timely and accurate lead tracking. We also work with community based organizations and school districts in promoting Interboro to prospective students. Each college site is responsible for tracking its leads and converting them to enrollments. Our lead tracking capability generally allows us to identify leads generated by specific media and adjust our marketing to focus on the most cost-effective lead sources. Word of mouth from our current students and graduates is the most effective means of recruiting new students.

GOVERNMENT REGULATION OF PROPRIETARY SCHOOLS

     Interboro is subject to extensive regulation by governmental agencies, particularly under the federal Higher Education Act of 1965 (HEA), and related regulations issued by the U.S. Department of Education (DOE). The HEA subjects participants to significant regulatory scrutiny in the form of numerous standards that schools must satisfy in order to participate in the various federal student financial aid programs under Title IV of the HEA. These include obtaining and maintaining authorization by appropriate state and accrediting agencies.

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

     ACCREDITATION. Accreditation provides the basis for:

     o the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students

     o    qualification to participate in Title IV programs.

     Interboro is accredited by the New York State Board of Regents. As a result of the change in control that occurred when we acquired Interboro in January 2000, its accreditation is probationary. We believe the Board of Regents will grant Interboro full accreditation during 2003.

     The New York State Education Department, through the Board of Regents, requires periodic registration and approval of all degree programs. All Interboro degree programs were reregistered in February 2002 for a period of three years. TAP funds are only available to students enrolled in registered programs. Interboro's Associate of Occupational Sciences degree in Ophthalmic Dispensing is also accredited by the Commission of Opticianry. The Commission's accreditation was last issued in March 1999 for a six-year period. Accreditation by the American Bar Association for Interboro's paralegal program is currently pending.

     PELL GRANTS. Title IV has grant, loan and work programs. Interboro is not participating in any loan program. The DOE awards federal financial aid under the Pell grant program on the basis of the student's financial need. This is generally defined as the difference between the cost of attendance and the amount a student can reasonably contribute to that cost.

     Under the Pell grant program, Interboro is subject to frequent compliance and financial reviews and detailed oversight and must comply with a complex framework of laws and regulations. Factors that could affect Interboro's participation in the Pell grant program include:

     o Interboro could lose its eligibility to participate in Title IV if it receives in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges. For 2002, approximately 37% of Interboro's revenue was derived from Title IV funding.

     o Interboro cannot pay any commission, bonus, or other incentive payment, based directly or indirectly on success in securing enrollments or financial aid, to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Interboro believes that its current compensation plans comply with HEA standards.

     o Interboro's participation in Title IV is based, in part, on satisfying administrative capability requirements. Interboro must demonstrate that it complies with Title IV regulations, has capable and sufficient personal to administer its Title IV program and advise students about financial aid, satisfactorily measures its students' academic progress, and timely submits all reports and financial statements as required by DOE.

     o Interboro's administration of Title IV funds is audited annually by our independent auditors. The resulting audit report is submitted to the DOE. If it is determined that Interboro improperly disbursed Title IV funds or violated a provision of the HEA, it could be required to repay such funds and might be assessed an administrative fine. Interboro could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student's eligibility for Title IV funds before receiving funds from the DOE.

     o Violations of Title IV requirements could also subject Interboro to other civil and criminal penalties including loss of Title IV eligibility.

     o In the event a student withdraws and does not complete his or her program, Interboro's tuition refund policy must meet the requirements of the DOE. For example, the DOE requires Interboro to return to the Pell program a portion of the Title IV funds disbursed to it if a student withdraws prior to completion of more than 60% of a semester. The return must be made within 30 days after Interboro determines the student has withdrawn.

     o Interboro must satisfy certain numeric standards of financial responsibility and is evaluated for compliance with minimum financial standards established by the DOE. Compliance with these standards is evaluated for purposes of recertification to participate in Title IV and also annually after submission of audited financial statements to the DOE. If the DOE determines Interboro does not meet any one of the standards of financial responsibility, it is nonetheless entitled to participate in the Title IV programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. Alternatives include posting a letter of credit in favor of the DOE and possibly accepting other condition on participation in Title IV programs.

     Interboro has policies and procedures that are designed to assure its compliance with Title IV regulations. Its 2001 Pell audit confirmed Interboro's compliance with Title IV regulations. Interboro's 2002 Pell audit is in progress and is expected by its management to confirm Interboro's continuing compliance.

     TAP GRANTS. TAP is an entitlement program based on family income that provided grants to almost all of Interboro's 2002 students. The TAP grant program is part of the New York State budget. Each year the governor makes budget recommendations to the New York State Senate and Assembly. This year the governor has recommended changes that could materially affect TAP grants. Interboro is working aggressively with other colleges to oppose any changes in TAP that could negatively impact the educational opportunities of economically disadvantaged students.

     Each student seeking a TAP grant must be a U.S. citizen or permanent resident and must meet New York State residency requirements.

     TAP academic requirements for the school are basically the same as the Pell academic requirements.

     TAP funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit as are future disbursements. The remaining portion of the purchase price payable by EVCI for Interboro would be reduced to the extent of any disallowance under TAP or Pell with respect to periods prior to January 14, 2000.

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

     o Interboro must have and comply with an acceptable tuition refund policy.

     CHANGE OF OWNERSHIP OR CONTROL

     PELL PROGRAM. A change in control of an institution eligible for Title IV funds can affect the institution's eligibility to participate in Title IV programs. In order to maintain eligibility the institution must reestablish its state authorization and accreditation and satisfy DOE's requirements to be recertified by the DOE as an eligible institution under new ownership.

     A school, which undergoes a change of ownership resulting in a change of control, including Interboro, must be reviewed and recertified for participation in the Title IV programs under its new ownership. If a school is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

     Interboro initially received its temporary certification that became a provisional certification on April 4, 2000. Subsequently the DOE renewed Interboro's provisional certification through December 31, 2004.

     Because we are a publicly traded corporation, DOE regulations provide that a change of control of EVCI occurs under either of two standards.

     First, it occurs if a person acquires ownership and control that requires us to file a Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, a change of control occurs if an existing stockholder (other than an institutional investor) ceases to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of the total outstanding voting stock and more shares of voting stock than any other stockholder.

     TAP. The Board of Regents defines a change of ownership or control as including a merger or consolidation with any corporation; a sale, lease, exchange or other disposition of all or substantially all of the assets of an institution; and the transfer of controlling interest of a corporation's stock. A change of control under the definition of either the DOE or Board of Regents would require Interboro to reaffirm its state authorization or accreditation.

     OPENING ADDITIONAL COLLEGE SITES AND ADDING EDUCATIONAL PROGRAMS

     The HEA generally requires that proprietary schools be fully operational for two years before applying to participate in Title IV programs. However, a school that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location immediately, if such additional location satisfies all other applicable eligibility requirements including approval by the state licensing agency and accrediting agency. The New York State Education Department is Interboro's licensing and accrediting agency.

     Generally, a school that is eligible to participate in Title IV programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the school already offers programs at that level. Also, a school may generally add a new program that prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that school and the program meets minimum length requirements. If a school erroneously determines that an educational program is eligible for Title IV programs, the school would likely be liable for repayment of the Title IV funds provided to students in that educational program.

     The New York State Education Department has requirements that may affect Interboro's ability to open a new site, expand the capacity of, or acquire, an existing site, establish an additional location proximate to an existing site or begin offering a new educational program.

COMPETITION AMONG COLLEGES AND UNIVERSITIES

     Interboro competes with other colleges and universities for students. The post-secondary education market is highly fragmented and competitive. Interboro often competes with traditional public and private two-year and four-year colleges and universities, non-accredited career schools, and other proprietary schools, including those that offer distance learning programs and on-site courses of study similar to those of Interboro.

     Interboro's accreditation and, therefore, eligibility for Pell and TAP funds gives it a competitive advantage in its target market over non-accredited career schools and colleges.

     Interboro also has a competitive advantage because it accepts students under federal ability to benefit regulations. These students are not high school graduates. Many schools only accept high school graduates or the equivalent. To accept students who are not high school graduates, Interboro must demonstrate that the student has the "ability to benefit" from Interboro's programs, principally through the student's achievement of a minimum score on a test approved by the DOE and independently administered in accordance with DOE rules.

     Interboro also competes based upon the quality of its educational programs, its reputation in the business community, the cost of its programs, and the location of its sites.

OUR VIDEO ENHANCED COMMUNICATIONS SERVICES DIVISION

     In 2002, our multi-point video conferencing technology and services were being used on a limited basis to support an existing customer. Our ability to grow these services has been impeded by the limited cash resources we have allocated to it. We are, however, considering various alternatives for the future. These include a sale or discontinuation of the division.

EMPLOYEES

     As of December 31, 2002, we had 150 full-time employees, 58 adjunct faculty and 29 part-time time employees. In the last quarter of 2002, 83 full-time Interboro employees joined Local 153 of the Office and Professional Employees International Union. The negotiations of a union contract with Local 153 commenced in February 2003.

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

OUR HISTORY OF NET LOSSES MAY CONTINUE IF WE CANNOT GENERATE MORE REVENUE THAN OUR EXPENSES AND ANY EXTRAORDINARY CHARGES.

     Our net revenue and net loss for the year ended December 31, 2001 was $9,945,000 and $8,837,000. Our accumulated deficit at December 31, 2001 was $31,478,000. Our net revenue and net loss for the year ended December 31, 2002 was $15,257,000 and $2,005,000. Our accumulated deficit at December 31, 2002 was $33,731,000. Although for 2002 we had income from operations of $487,000 and a loss from discontinued operations of $2,203,000, in the future we may not be able to generate enough revenue to offset our expenses and have net income and positive earnings per share.

OUR ABILITY TO OPERATE AND GROW MAY DEPEND ON OUR ABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING.

     We believe we will generate sufficient cash from operations during 2003 to satisfy all of our operating needs and to pay the principal and interest of approximately $990,000 due September 23, 2003, under our note payable to our Series B preferred holders as well as approximately $360,000 we have accrued to pay a portion of the purchase price for Interboro that is due by April 10, 2003. Payment of the approximately $990,000 is secured by a pledge of Interboro's stock and a lien on all of Interboro's assets.

     We will require additional cash in 2003 for one or more of the following:

     o to pay up to $1,820,000 of undeclared dividends that we may be required to pay upon the automatic conversion of our Series B preferred into our common stock, commencing September 22, 2003. We believe there are significant questions regarding our obligation to pay these undeclared dividends that are discussed in Item 6 below under "Liquidity and Capital Resources - Series B preferred."

     o to pay any significant amount of the Interboro purchase price, that exceeds the $360,000 we have accrued for payment in 2003, as a result of the resolution of the arbitration and court proceedings with the former owner of Interboro that are discussed in Item 3 of this report. In addition, we may need cash, starting in May, to cover EVCI expenses that cannot be paid using Interboro's cash because of the limits of a restraining order issued in the court proceeding.

     o to pay $300,000 of the $550,000 that Rosenthal & Rosenthal Inc. could declare to be immediately due if our common stock is delisted from Nasdaq. The remaining $250,000 would be paid using the $250,000 we have pledged to collateralize this payment.

     o to pay any other amounts that we may not have the cash for if there are delays or cutbacks in Pell or TAP grant disbursements, which would seriously impair our ability to pay obligations we are budgeting for payment in 2003 using cash generated from our operations.


     We have no bank lines of credit or any other externally available sources of cash. Our success in the past in raising capital may not be repeated.

     From our inception in March 1997 through December 31, 2002, we have received net proceeds from offerings of our debt and equity securities of approximately $36,250,000. In 2002, we completed three private placements in which we received gross proceeds of $1,672,000 and net proceeds of approximately $1,571,000. It was extremely difficult for us to raise money in 2002. Our common stock price, our Series B preferred stock, the possibility that our common stock may be delisted from Nasdaq and investor reluctance, generally, make it even more difficult for us to obtain financing in 2003, especially from the sale of our equity.

     If our cash requirements exceed our resources, we may be forced to significantly curtail our operations, seek an arrangement with our creditors or take other measures in order to survive.

INTERBORO INSTITUTE IS SUBJECT TO EXTENSIVE FEDERAL AND NEW YORK STATE REGULATION BECAUSE IT RECEIVES SUBSTANTIAL FEDERAL AND STATE FUNDS IN ORDER TO OPERATE.

     Interboro's participation in the Pell and TAP grant programs subjects it to frequent reviews and detailed oversight and requires it to comply with complex laws and regulations. Approximately $6.7 million in Pell funds and $9.9 million in TAP funds was provided to Interboro students during 2002, including a TAP prepayment of approximately $1.8 million for the spring 2003 semester. Our failure to comply with existing regulations or significant changes in Federal or New York State regulations governing Pell or TAP grants could have a material adverse effect on Interboro.

     The regulations, standards and policies of the regulatory agencies frequently change. Changes or new interpretations could have material consequences for Interboro's ability to operate and grow, including with respect to its accreditation, permissible activities, receipt of Pell and TAP grants and costs of doing business.

     In 2003 Interboro does not expect to grow at the same rate as it did in 2002 because it agreed to accept the New York State Department of Education's recommendation that it not open any new sites until at least the fall of 2003 and then only after receiving the Department's approval.

CHANGES IN THE AMOUNT OR TIMING OF TAP PROGRAM DISBURSEMENTS COULD MATERIALLY IMPEDE INTERBORO'S ABILITY TO OPERATE.

     The 2002-2003 New York State budget provided that up to 30% of TAP prepayments for the 2003 spring semester could be withheld until August 2003. In December 2002, TAP withheld $620,000, or 26%, of prepayments for Interboro's spring 2003 semester. We could be mistaken in our belief that this deferral will not have a material negative impact on our cash position.

     With the governor's encouragement, the New York State legislature is considering modifying TAP in connection with its passage of the 2003-2004 budget. Facing a substantial budget deficit, in his State of the State address, Governor Pataki proposed to the legislature that one-third of all TAP awards be deferred until a student graduates. If a student does not graduate, then the deferred funds will be forfeited. The overwhelming majority of Interboro's students do not graduate. Accordingly, the adoption of this proposal by the state legislature would have a material adverse effect on Interboro.

     Although the governor's proposal suggests that student loans would be available to pay the difference, the terms, and, therefore, the potential impact on Interboro, are not known by us. Because of our concern about the impact of potential student default rates on eligibility for Pell grants, Interboro does not participate in the Pell loan program. Accordingly, we do not know whether a TAP loan program would lessen the adverse impact on Interboro of a deferral or cutback in TAP grants.

CHANGES IN THE AMOUNT OR TIMING OF PELL PROGRAM DISBURSEMENTS COULD MATERIALLY IMPEDE INTERBORO'S ABILITY TO OPERATE.

     Title IV must be reauthorized by congress every six years. It is currently authorized through 2003. Congress also reviews appropriations for Title IV programs annually. Mounting budget deficits could negatively affect Congress' deliberations regarding the reauthorization beyond 2003 or future annual reviews. Any significant decreases in the amount or timing of revenue we receive through the Pell program could have a material adverse effect on Interboro. Additionally, legislative or regulatory actions may increase Interboro's administrative costs and require Interboro to modify its practices in a material adverse manner.

FUTURE DELAYS IN THE APPROVAL OF THE NEW YORK STATE BUDGET THAT INCLUDES TAP FUNDING COULD ADVERSELY AFFECT INTERBORO'S OPERATIONS.

     In 2002, approximately $830,000 of TAP funds we would ordinarily have received in April and May were not paid to Interboro until July and August because approval of the New York State budget was delayed. We were able to bridge the temporary cash shortfall with funds received from private placements. If we have a similar shortfall in the future, we may not have required cash reserves or availability from outside sources. Accordingly, Interboro's operations could be adversely affected.

TERRORIST ACTIVITY, OR THE THREAT OF IT, IN NEW YORK CITY COULD ADVERSELY AFFECT INTERBORO.

     All of Interboro's sites are located in or near New York City. If New York City is again a target or threatened target of terrorists, Interboro's operations, enrollments and retention rates could be adversely impacted.

INTERBORO INSTITUTE'S PRIOR PROBLEMS WITH REGULATORS COULD REOCCUR AND ADVERSELY AFFECT ITS OPERATIONS.

     Prior to our acquiring Interboro, TAP administrators disallowed approximately $4,800,000 of grants previously disbursed to Interboro for academic years 1989/1990 through 1991/1992. After protracted litigation, Interboro was required to repay approximately $5,850,000, including $1,050,000 of interest, to the New York State Higher Education Services Corporation. The entire amount has been fully paid and all but approximately $700,000 was paid prior to our purchase of Interboro. However, funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit by TAP administrators as are future disbursements. We have recourse against the former owner of Interboro for disallowances relating to periods prior to January 14, 2000, only to the extent of any unpaid purchase price for Interboro. Interboro cannot predict if any future disallowances might occur as a result of additional TAP audits. Interboro believes it is operating in compliance with current TAP rules.

THE IMPACT OF UNIONIZATION OF CERTAIN INTERBORO EMPLOYEES IS NOT KNOWN.

     Negotiations with Local 153 of the Office and Professional Employees International Union commenced in February. Accordingly, the incremental labor cost to Interboro resulting from unionizing Interboro's full-time clerical and administrative staff is uncertain. The annual salary and benefit cost, as of December 31, 2002, for the 83 employees who joined Local 153 was approximately $2,130,000. If Interboro is unable to conclude a contract that it believes allows it to cost-effectively and efficiently operate Interboro, then Local 153 may call a strike or a work slow down. A strike or slow down could materially impact Interboro's ability to recruit and service its students while it continues and, potentially, for a period after a strike or slow down ends. A protracted strike or slow down would have a material adverse effect on Interboro.

EVCI AND INTERBORO DEPEND ON KEY MANAGEMENT PERSONNEL TO OPERATE AND GROW.

     The efforts of Dr. Arol I Buntzman, chairman of EVCI and chairman and chancellor of Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI and chief executive officer of Interboro, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath could materially adversely affect us. We maintain insurance on the life of Dr. Buntzman in the amount of $2 million. We have employment agreements, expiring December 31, 2005, with each of Dr. Buntzman and Dr. McGrath.

LITIGATION AGAINST US BY REGULATORY AGENCIES OR OTHER PARTIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

     We are currently involved in a dispute with Bruce R. Kalish, the former owner of Interboro, that is described under "Item 3. Legal Proceedings" of this report. The approximately $1,600,000 we have accrued as of December 31, 2002, for Mr. Kalish as current and long-term liabilities may not be sufficient, and we may not have the cash, to pay what is ultimately determined to be owed to him.

     We could become embroiled in litigation with holders of our Series B preferred stock over issues we discuss in Item 6 of this report under the caption "Liquidity and Capital Resources."

A CHANGE OF CONTROL OF EVCI COULD ADVERSELY AFFECT INTERBORO'S PARTICIPATION IN PELL AND TAP.

     A change of control is defined by DOE and Board of Regents regulations. Under DOE regulations, it includes a stockholder becoming and ceasing to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of EVCI's voting stock and more voting stock than any other EVCI stockholder. Under the DOE definitions, EVCI does not now have a controlling stockholder.

     If a change of control were to occur in the future, Interboro would have to be reviewed and recertified for participation in Pell and its accreditation would have to be reaffirmed by the Board of Regents. If Interboro then had full accreditation, the change of control would return it to a provisional accreditation status. That status subjects Interboro to more scrutiny by the New York State Education Department, including by means of additional reporting requirements, greater restrictions on expansion activities and the Regents retaining authority to award degrees for Interboro.

     Our Series B preferred holders could claim that the 9.99% cap on their beneficial ownership does not apply to the automatic conversion of their shares into our common stock. If successful, as a group they could own up to 42% of our outstanding common stock, assuming no additional increases in our 5,308,826 shares currently outstanding.

INTERBORO'S FAILURE TO EFFECTIVELY OPEN AND OPERATE NEW COLLEGE SITES COULD ADVERSELY AFFECT OUR BUSINESS.

     Opening additional college sites requires Interboro to use its cash for new personnel, capital expenditures, marketing expenses and other startup costs. To open a new college site, it is also required to obtain appropriate federal and accrediting agency approvals. Our failure to effectively locate, open and manage the operations, or to obtain authorization to participate in the federal and state financial aid programs, of newly established sites could have a material adverse effect on those and Interboro's other sites. Interboro may never be able to equal or exceed its 2002 growth rate.

INTERBORO'S INABILITY TO FOSTER AND MAINTAIN RELATIONSHIPS WITH COMMUNITY ORGANIZATIONS IN THE COMMUNITIES WHERE ITS COLLEGE SITES ARE LOCATED COULD ADVERSELY AFFECT THOSE SITES.

     A college site may require the support of the community-based organizations that serve the minority populace from which the site seeks to recruit and retain economically disadvantaged students. Local politics and rivalries can jeopardize Interboro's relationships with these organizations. Changes in our relationships with community-based organizations or other events beyond Interboro's control might adversely affect the operations and growth of an existing site.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD HURT OUR BUSINESS.

     We want to continue to grow to the extent our resources and regulators will permit. This will probably strain our management, operations, employees and resources. Accordingly, we may be unable to effectively manage our expanding operations or achieve significant growth on a profitable basis.

IN A PROLONGED ECONOMIC DOWNTURN, IT COULD BECOME MORE DIFFICULT FOR US TO OPERATE AND GROW.

     We believe that Interboro should do well in a continuing recession because it has done well thus far and similar schools have historically been able to succeed during a recession. However, other than the current one, we have had no experience operating our business during a recession.

IF OUR COMMON STOCK IS DELISTED FROM NASDAQ, THE LIQUIDITY OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND MAKE ACQUISITIONS COULD BE ADVERSELY AFFECTED.

     In 2001, our common stock was nearly delisted from the Nasdaq SmallCap Market because we were not in compliance with the continued listing requirements of a minimum of $2.5 million of stockholders' equity and a minimum bid price of $1.00. After protracted and expensive negotiations with our Series B preferred stockholders, we were able to reclassify our Series B preferred stock as permanent equity. This resulted in an increase in stockholders equity by more than $12.4 million. Our stock price rebounded and was more than $1.00 for a period of time. However, our stock has been trading less than $1.00 and we received notice from Nasdaq advising us that unless the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive trading days by May 27, 2003, it will begin the process to delist our common stock.

     Even if the closing bid price of our common stock is least $1.00 as required by Nasdaq, it could again drop below $1.00 or we may not be able to satisfy the minimum stockholders' equity requirement in the future, including as a result of the payment of up to $1,820,000 in undeclared dividends on our Series B preferred.

     If our common stock is delisted from Nasdaq, trading would thereafter be conducted in the over-the-counter market on the "electronic bulletin board" or in the "pink sheets." As a consequence:

     o the liquidity of our common stock would be impaired, not only in the number of shares that could be bought and sold and lower prices for them, but also through delays in a the timing of transactions and reduction in security analysts' and the news media's coverage of us.

     o these trading factors would also make our common stock less attractive to potential sources of financing and as a currency to pay for acquisitions by us.

OUR MANAGEMENT AND A PRINCIPAL STOCKHOLDER, BY ACTING TOGETHER, CAN PROBABLY CONTROL OUR BUSINESS AND POLICIES WITHOUT THE APPROVAL OF OTHER STOCKHOLDERS.

     Our officers and directors as a group, and DEWI Investments Limited, can vote more than 27.4% of our currently outstanding common stock. This is probably sufficient to control the outcome of any stockholder vote except where the vote of our Series B preferred stock is required on matters that include:

     o    any increase or decrease in our authorized capital stock

     o the sale of all or substantially all of our assets or the assets of any of our subsidiaries

     o    any merger involving us or any of our subsidiaries.

     As a result of voting agreements, expiring December 31, 2005, that our chairman has with our chief executive officer and chief financial officer and his spouse, our chairman currently has the power to direct the vote of approximately 18% of our outstanding common stock. This may be sufficient for Dr. Buntzman to alone control the outcome of any stockholder vote not requiring the vote of holders of our Series B preferred stock.

ACTUAL OR POTENTIAL FUTURE SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD HAVE AN ADVERSE EFFECT ON MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

     As of February 28, 2003, the following shares are eligible for sale under Rule 144 or current S-3 or S-8 registration statements:

     o    shares issuable upon exercise of warrants:
          o    475,000 shares at $1.05 per share
          o    50,000 shares at $1.50 per share
          o    806,609 shares at $1.00 to $3.00 per share
          o    41,500 shares at $4.00 to $6.00 per share
          o    997,223 shares at $12.00 to $25.00 per share

     o shares issuable upon exercise of employee and outside director stock options:
          o    575,000 shares at $1.00 to $1.06 per share
          o    79,940 shares at $1.20 to $1.57 per share
          o    100,000 shares at $7.00 per share

     o 2,480,916 shares upon the conversion of our Series B preferred stock at $5.24 per share, subject to reset in September 2003.

     Commencing in the last week of September 2003, our Series B preferred will automatically convert into shares of our common stock at the lower of $6.75 and the then current market price of our common stock, but not lower than $3.375.

     There are four holders of our Series B preferred. Amaranth Trading LLC owns $10 million of Series B preferred that is currently convertible into 1,647,446 shares of our common stock. Three holders own $3 million of Series B preferred that is currently convertible into 494,234 shares of our common stock. A provision of our Series B preferred prohibits any Series B holder, or group of holders acting together, from converting so many shares of its Series B preferred as would result in such holder or group owning more than 9.99% of our outstanding common stock. This provision is intended to prevent a holder or group from becoming subject to
Section 16(b) of the Securities Exchange Act of 1934 by virtue of being the beneficial owner of more than 10% of our outstanding common stock. We believe our Series B preferred holders may claim that this 9.99% limitation does not apply to the automatic conversion of their shares. While we believe such a claim is without merit, we also believe that conversion and dividend issues relating to our Series B preferred are materially depressing our common stock price.

OUR SHARE PRICE HAS RANGED GREATLY SINCE WE WENT PUBLIC AND MAY BE VERY VOLATILE IN THE FUTURE.

     Since our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94.

     In addition to the actual or potential future sales of our common stock, our share price also could be affected by a number of factors, including:

     o actual or anticipated fluctuations in our operating results or net results

     o changes in expectations as to our future financial performance or changes in financial estimates of securities analysts

     o increased competition including from local, regional and national schools, or well-known colleges, universities and professional training organizations

     o the operating and stock price performance of other comparable companies

     o general stock market or economic conditions, including as a result of uncertainty about, or the occurrence of, war or terrorism

     o sales of our stock by our management or others pursuant to a prospectus or otherwise

     o    acquisitions of postsecondary institutions

     o    additional financings

     In addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our actual operating performance.

PROVISIONS OF LAW, OUR CERTIFICATE OF INCORPORATION AND BY-LAWS AND AGREEMENTS COULD DISCOURAGE TAKEOVER ATTEMPTS AND OTHER INVESTMENTS IN OUR COMMON STOCK.

     We are subject to a provision of Delaware law that prohibits a party that has acquired 15% or more of our common stock, without our board's approval, from causing a business combination (as defined) involving EVCI or its subsidiaries unless approved by our board and two-thirds of our common stock held by our other stockholders.

     The effects of the classified board provisions of our certificate of incorporation are explained in the next risk factor.

     While our Series B preferred stock remains outstanding:

     o Series B preferred stockholders can require redemption of their shares if our board authorizes a transaction resulting in change of control of us.

     o Series B preferred stockholders must consent to transactions that, in addition to those referred to above, include:

          o    paying dividends on our common stock

          o    incurring indebtedness in excess of $15,000,000

          o incurring indebtedness of more than $2,000,000 that is senior to our $910,000 note payable to the Series B holders in September 2003

     We recently amended our by-laws to prohibit stockholders from calling, or proposing any business at, a special meeting of stockholders. The amendments also require a stockholder to give us substantial advance notice of any business to be proposed by the stockholder at an annual meeting, including nominees for election as directors.

     To strengthen the effectiveness of these by-law provisions, at our next annual meeting of stockholders we intend to propose an amendment to our certificate of incorporation that will prohibit our stockholders from taking action by written content in lieu of a stockholders meeting.

     In addition, we have change of control agreements with each of our chairman, chief executive officer and president and chief financial officer that require substantial payments to them in the event their employment is terminated, except for cause, following a change of control of EVCI.

     These provisions are intended to encourage persons seeking control of EVCI to engage in negotiations with our board rather than initiate a hostile takeover. They could also have the effect of entrenching management that resists an acquisition a majority of our stockholders might think is good. Accordingly, they could also limit the price that other investors might be willing to pay for our common stock because they believe our management and holders of our Series B preferred can defeat a takeover of us that could be beneficial to non-management stockholders.

OUR CLASSIFIED BOARD LIMITS STOCKHOLDER VOTING FOR ELECTION AND REMOVAL OF DIRECTORS.

     Our board of directors is divided into three classes. The directors in each class are elected for three-year terms when their class stands for election at a stockholders meeting. This staggering of director terms protects directors from being removed from office by anyone engaged in a proxy contest for control of the board and dilutes the ability of stockholders to influence corporate governance policies. Furthermore, our directors can only be removed, with or without cause, by the holders of 66 2/3% of the shares entitled to vote at an election of directors.

     The effect of these provisions is to make it difficult for any stockholder to take control of our board of directors in a proxy contest that is not waged with respect to two of our annual stockholder meetings.

INDEMNIFICATION AND LIMITATION OF LIABILITY OF OUR OFFICERS AND DIRECTORS MAY INSULATE THEM FROM ACCOUNTABILITY TO STOCKHOLDERS AT SUBSTANTIAL COST TO US.

     Our certificate of incorporation and by-laws include provisions whereby our officers and directors are to be indemnified against liabilities to the fullest extent permissible under Delaware law. Our certificate of incorporation also limits a director's liability for monetary damages for breach of fiduciary duty, including gross negligence. In addition, we have agreed to advance the legal expenses of our officers and directors who are required to defend against claims. These provisions and agreements may have the effect of reducing the likelihood of suits against directors and officers even though such suits, if successful, might benefit EVCI and its stockholders. Furthermore, we may be adversely affected by paying the cost of settlement and damage awards against directors and officers.

ITEM 2.      DESCRIPTION OF PROPERTY.

     The following table sets forth information about our facilities, all of which are leased and are adequate for our current operations.

                           APPPROXIMATE
LOCATION                    SQUARE FEET   PURPOSE
--------                    -----------   -------

Yonkers, New York               2,200     EVCI's corporate and administrative
                                          offices
New York, New York             28,000     Interboro's mid Manhattan main campus
New York, New York              2,000     Interboro's admissions department
Flushing, New York             11,000     Interboro's Flushing extension center
Washington Heights, New York    7,440     Interboro's Washington Heights site
Yonkers, New York              10,000     Interboro's Yonkers site


ITEM 3.      LEGAL PROCEEDINGS.

     In July, 2002, the former owner of Interboro, Bruce R. Kalisch, filed a demand for arbitration against Interboro Institute, Inc., Interboro Holding, Inc. and EVCI before JAMS in New York City claiming that Interboro currently owes him an amount that exceeds, by approximately $600,000, the $1,597,000 that we have accrued as current and long term liabilities as of December 31, 2002. As a basis for his claims, Mr. Kalisch asserts that the management fees charged by EVCI to Interboro in 2000 and 2001 are improper and adversely affect the amount and ability to pay him what he is owed. EVCI charged management fees of $720,000 in 2000 and $1,152,000 in 2001. Mr. Kalisch also claims that any management fees charged by EVCI to Interboro after 2001 are improper.

     In October, Mr. Kalisch filed an order to show cause requesting the New York Supreme Court, New York County, to force EVCI to participate in the arbitration and to enjoin EVCI from taking any management fee from Interboro. The Court has referred the matter to a Special Referee and temporarily restrained all transfers of funds from Interboro to EVCI, except with the Court's permission. As a condition of this restraint, Mr. Kalisch posted a bond of $324,000.

     The defendants believe Mr. Kalisch's claims are without merit and are vigorously opposing them.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange under the symbol "EVCI". The following table sets forth the high and low sales prices, of our common stock, as reported by Nasdaq, for each quarter of 2001 and 2002

     2001                          HIGH                    LOW
     ----                          ----                    ---
     First Quarter                 4.375                   .813
     Second Quarter                2.250                   .260
     Third Quarter                 1.360                   .290
     Fourth Quarter                2.200                  1.420

     2002
     First Quarter                 2.000                  1.340
     Second Quarter                1.750                   .900
     Third Quarter                 1.450                   .810
     Fourth Quarter                1.060                   .490

     As of February 28, 2003, the number of EVCI's stockholders of record was 62 and the number of beneficial owners of its common stock was approximately 1,000.

     We have never declared or paid any cash dividends on our common stock. We currently anticipate retaining any future earnings to finance internal growth and potential acquisitions.

     We cannot pay any dividends on our common stock unless we have paid all cumulative dividends and set aside enough money to pay the next dividend due on our Series B preferred. Cash dividends are payable semi-annually on our Series B preferred, as and when declared by our Board. Our Board did not declare the December 31, 2001 dividend of $249,315 and the $910,000 dividend for 2002 on our Series B preferred. We may be required to pay up to $1,820,000 of undeclared dividends on our Series B Preferred upon its automatic conversion into our common stock, commencing September 22, 2003, subject to governing provisions of the Series B preferred and applicable law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the financial statements and notes thereto included in this report for the year ended December 31, 2002. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to the discontinuation of our activities related to ICTS. References in the discussion to EVCI mean our general corporate and/or video enhanced communication activities, as the context requires.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to accounts receivable, goodwill, fixed assets, deferred revenue, income taxes, accruals, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current additions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

     FULL-TIME STUDENT AND STUDENT COURSE REGISTRATIONS

     We use the following methodology to determine the number of full-time students and student course registrations that are referred to below. For each semester, we take a headcount of Interboro's enrollees. We assume that 90% of this head count are full-time students who will be pay tuition for the semester. The resulting number of students is what we refer to as full-time students based on headcount. Interboro's full-time students take an average of five courses. Accordingly, we multiply five times our assumed number of full-time students to determine the total number of student course registrations.

     REVENUE RECOGNITION

     Revenue is recognized ratably over the semester and we have three semesters per year: fall, spring and summer. The fall semester generally starts the second week of September, the Spring semester generally begins the second week of January and the summer semester generally begins the first week of May. Our courses are 15 weeks long and the revenue per semester will therefore be reported over two quarters. To the extent not recognized, because it has not been earned by us, revenue is classified on our balance sheet under current liabilities as deferred revenue.

     ACCOUNTS RECEIVABLE

     INTERBORO. Most of Interboro's students receive TAP and Pell grants for tuition and related fees. The maximum aid a student can receive from New York State under TAP is $2,500 per semester. The maximum federal aid a student can receive from the Pell program is $2,000 per semester. For 2002, Interboro students qualifying for aid received an average of $2,413 in TAP grants and $1,630 in Pell grants. In 2002, approximately 91% of Interboro's net revenue consisted of TAP and Pell grants. Our students are responsible for the portion of their tuition that is not paid with TAP and Pell funds.

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

     Up to 40% of TAP funds is generally received by us prior to the start of the semester, as a prepayment based on prior roster certification. At least 75% of TAP funds are generally received by us prior to the start of the next semester and the balance is substantially collected over the next 2 to 3 months. This is premised on the New York State budget being passed on time. However, as a result of a TAP change approved in the New York State 2002-2003 budget, TAP has deferred payment, to not later than August 2003, of $630,000 (out of a total of $2,382,000) that would otherwise have been part of the spring 2003 semester's prepayment.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost using the straight-line method over the estimated useful life of the assets. The furniture, fixtures, computers, equipment, capitalized equipment, computer software and leasehold improvements are depreciated over periods ranging from three to five years.

     COST OF SALES

     Interboro's cost of sales primarily consists of the salary costs of academic, administrative and staff personnel such as deans, instructors, recruiters and library staff. It also includes costs such as carfare for students, testing, and vaccination costs.

     MARKETING COSTS

     Generally, marketing costs are expensed as incurred. However, costs of brochures and related materials are expensed over the duration of the course to which they relate.

OPERATIONAL OVERVIEW

     TRANSITION YEAR

     2002 was a period of significant transition for us, primarily because we had our first full year of income from continuing operations and discontinued the operations of ICTS:

                                                                       YEAR ENDED        YEAR ENDED
                                                                   DECEMBER 31, 2002  DECEMBER 31, 2001
                                                                   -----------------  -----------------
Income/(loss) from operations                                          $    487,269   $ (3,009,867)
Net interest income/(expense)                                               (94,810)       115,330
Provision for income taxes                                                  195,000        106,000
                                                                       ------------   ------------
Income/(loss) from continuing operations                                    197,459     (3,000,537)
Loss from discontinued operations                                        (2,202,641)    (5,836,682)
                                                                       ------------   ------------
Net  loss                                                                (2,005,182)    (8,837,219)
Accreted value of warrants and transaction costs - Series B                (239,176)      (239,176)
Dividends on preferred stock-Series C                                        (6,253)
Accreted value of warrants and transaction costs - Series C                  (3,081)       (16,664)
Waived dividends on preferred stock                                                       (910,000)
Undeclared dividends on preferred stock                                    (910,000)
                                                                       ------------   ------------
Net loss available to common stockholders                              $ (3,163,692)  $(10,003,059)
                                                                       ============   ============

Basic and diluted earnings (loss) per common share from
continuing operations before the effect of warrants,
transaction costs and dividends                                        $       0.04   $      (0.67)
Basic and diluted loss per common share from discontinued
operations                                                                    (0.45)         (1.30)
Basic and diluted loss per common share from warrants, transaction
costs and dividends                                                           (0.24)         (0.26)
                                                                       ------------   ------------
Basic and diluted loss per common share                                $      (0.65)  $      (2.23)
                                                                       ============   ============


2002 COMPARED TO 2001

     Net revenue for 2002 increased 53%, or $5,312,000, to $15,257,000 from $9,945,000 for 2001, because Interboro's full-time student enrollment rose by 66% to 4,110 from 2,475 in 2001. Net revenue includes the revenue attributable to our enhanced video communications activities of $137,000 in 2002 and $207,000 in 2001. Each of Interboro's sites contributed to the net revenue increase:
Manhattan $1,861,000, Flushing $2,833,000, Washington Heights $507,000 and Yonkers $183,000. Interboro's current capacity is 6,750 full-time students per year, or 2,250 for each of its three semesters. In the fall 2001 semester, Interboro's full-time enrollment was at 78% of capacity. For the spring semester of 2003 Interboro's full-time enrollment is currently at approximately 80% of capacity. We do not expect Interboro to increase its revenues in 2003 beyond what its present college sites will allow.

     Other income increases by $87,000, to $177,000 for 2002 from $90,000 for 2001, resulted from application fees and miscellaneous items charged to Interboro's additional students.

     Interest income decreased by $125,000 to $12,000 for 2002 from $137,000 for 2001 because we used more cash to fund Interboro's growth and ICTS's cash deficits.

     Cost of sales increased by 30%, or $829,000, to $3,629,000 for 2002 from $2,800,000 for 2001. As a percentage of our net revenue, cost of sales declined to 23% for 2002 from 29% for 2001. The increase results mostly from an increase from 70 to 129 in full- and part-time personnel. The 129 personnel include 13 who joined Local 153. At December 31, 2002, the annual cost of sales attributable to these 13 employees was approximately $460,000, excluding approximately $70,000, which we include under general, selling and administrative expense. The incremental cost to Interboro under an agreement with Local 153 will not be known until the negotiation of that agreement, which recently began, is completed.

     Selling, general and administrative expense declined as a percentage of net revenue to 73% for 2002 from 102% for 2001. Components of these expense items are discussed below:

     Salaries and benefits increased by 6%, or $288,000, to $5,233,000 for 2002 from $4,945,000 for 2001. This increase results mostly from an Interboro payroll increase of $952,000 to $3,481,000 that was offset by an EVCI payroll decrease of $664,000 to $1,752,000. The Interboro increase resulted from the addition of 20 general and administrative personnel and annual and merit increases. Included in Interboro's payroll are 70 employees who joined Local 153. At December 31, 2002, the annual salaries and benefits cost of these 70 employees was approximately $2,600,000. The EVCI decrease resulted from reductions in staff of 12, from 21 in 2001 and 9 in 2002. The EVCI staff reductions resulted from the discontinuation of EVCI's ISDN-related activities and the curtailment of EVCI's video enhanced communications activities.

     Marketing, brochures and student registration costs increased by $648,000, or 98%, to $1,316,000 for 2002 from $667,000 for 2001. All of these costs are attributable to Interboro and are mostly for newspaper, radio and subway advertising. Approximately $145,000 of the increase is directly attributable to the opening of Interboro's Washington Heights and Yonkers sites. The increase also includes $371,000 of general advertising that is intended to benefit all four Interboro sites. As a percentage of our net revenue, these costs were 9% for 2002, as compared to 7% for 2001. Interboro is budgeting approximately $1,800,000 in 2003 for marketing and related costs.

     Professional fees and consulting fees decreased to $895,000 for 2002 from $1,010,000 for 2001. A significant part of the reduction results from lower legal and accounting fees relating to potential and completed acquisitions and financings, our Series B preferred stock and maintaining our Nasdaq listing. We also reduced our computer consulting costs in connection with the discontinuation of our ISDN-related activities and the curtailment of our video enhanced communications activities. Factors that could affect our 2003 professional fees include efforts to maintain our Nasdaq listing, issues relating to the automatic conversion of our Series B preferred stock and legal proceedings with the previous owner of Interboro.

     Depreciation and amortization increased to $600,000 for 2002 from $465,000 for 2001, primarily as a result of leasehold improvements made and computer equipment purchased to support Interboro's growth.

     Other expenses increased by $99,000 to $3,256,000 for 2002 from $3,157,000 for 2001. The increase consists of additional expenses at Interboro of $593,000 that were offset by EVCI expense reductions of $494,000. About half of the increase at Interboro is for rent of additional space. The reductions at EVCI are primarily due to reductions in rent, travel and meals expense, telephone, and computer costs. As a percentage of our net revenue, other expenses were 21% in 2002 as compared to 32% for 2001.

     The loss from discontinued operations of $2,203,000 in 2002 relates to ICTS, Inc.

     On September 30,2002, the board of directors of ICTS decided to discontinue ICTS' operations. It had become apparent that ICTS sales targets could not be met for the foreseeable future and EVCI was not willing to continue funding ICTS' cash deficits. Interboro Holding, Inc. sold the stock of ICTS on October 21, 2002, in a transaction that was reported in our Form 8-K, filed November 5, 2002. ICTS' revenue, cost of sales and related expenses have been reclassified in our consolidated statement of operations and shown separately as a net amount under the captions "Loss from discontinued operations" and "Loss from disposal of discontinued operations" for 2002 and 2001. ICTS' sales for 2002 and 2001 were $5,600,000 and $4,647,000. We acquired ICTS in July 2001.

     In 2001, EVCI stopped delivering synchronous courses using ISDN lines because this activity was unprofitable. As a result, revenue, cost of sales and related expenses of this activity have been reclassified in our consolidated statement of operations and shown separately as a net amount under the caption "Loss from discontinued operations" for 2001. Sales for 2001 from our ISDN discontinued operations were $204,000.

     Net loss for 2002 was $2,005,000 compared to $8,837,000 for 2001, an 77%
decrease. The following table describes the components of this net loss:

                                               2002           2001
                                               ----           ----

Interboro profit                            $ 1,197,000   $   166,000
EVCI corporate overhead and video enhanced
communications costs                           (999,000)   (3,166,000)
EVCI loss from discontinued operations                     (5,263,000)
ICTS loss from discontinued operations       (2,203,000)     (574,000)
                                            -----------   -----------
Net loss                                    $(2,005,000)  $(8,837,000)
                                            ===========   ===========

SEASONALITY

     Interboro's revenue varies seasonally as a result of changes in the level of its student enrollment.

     Interboro traditionally has experienced a greater seasonal increase in enrollments for the fall semester over the spring semester. However, due to our expansion and progress in increasing retention of Interboro students, we are experiencing record enrollment for the spring semester. Although we have a summer semester at Interboro and we encourage year-round attendance at all schools, enrollment during the summer is significantly lower than the remainder of the year. As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     Cash provided from operating activities increased to $292,000 by $3,992,000 in 2002 from a negative of $3,700,000 in 2001. The increase consists of $2,267,000 of reductions in our net loss, after adjusting for non-cash items of $3,416,000, including $2,775,000 attributable to the disposal of discontinued operations. The balance of the increase consists of $576,000 attributable to a net increase in current assets. The primary reasons for these changes in the uses of cash are:

     o EVCI's discontinuance in 2001 of its delivery of synchronized courses using ISDN

     o Interboro's opening in 2002 of a new college site in each of Washington Heights and Yonkers, N.Y.

     o    our closing and disposal of ICTS in 2002

     INVESTING ACTIVITIES

     Cash used in investing activities increased by $1,050,000 to $1,349,000 in 2002 from $299,000 in 2001. The increase use of funds relate to:

     o $760,000 of capital expenditures for the opening of our new sites in Washington Heights and Yonkers, a new admissions office on 54th street in Manhattan and upgrading our computer equipment in Manhattan

     o    $207,000 to pay the previous shareholder of Interboro

     o $288,000 for certificates of deposit to support two letters of credit totaling $288,000

     FINANCING ACTIVITIES

     Net cash provided by financing activities increased by $1,329,000 to $1,337,000 in 2002 from $8,000 in 2001. The increase consists of $1,421,000 of net proceeds from three private placements

     o $426,000 from additional issuances to accredited investors of Series C preferred stock and five-year warrants to purchase 77,879 shares, at $1.52 per share. The entire series was converted, in 2002, into 409,870 shares of our common stock, at $1.52 per share.

     o $525,000 from the issuance to Rosenthal & Rosenthal, Inc. of a $550,000 secured promissory and three-year warrants to purchase 50,000 shares of our common stock at $1.50 per share.

     o $470,000 form the issuance to accredited investors of convertible promissory notes, that were converted into 475,000 shares of our common stock, at $1.05 per share, and warrants, expiring in March 2005, to purchase 475,000 shares at $1.05 per share.

     Offsetting this increase were payments on our capital leases of $59,000 and purchases of 37,400 shares of our common stock for $66,000 in the open market at prices ranging from $1.58 and $1.82, or an average of $1.76 per share.

     SERIES B PREFERRED

     We do not know how much, if any, of the up to $1,820,000 of undeclared dividends on our Series B preferred stock we will be required to accrue and pay in 2003 as a result of its conversion into our common stock prior to, or as a result of, its automatic conversion commencing September 22, 2003.

     The governing provisions of our certificate of incorporation provide that accrued and unpaid dividends are payable when the Series B preferred holders surrender their certificates for conversion into the number of shares of our common stock issuable upon conversion. Another provision prohibits any Series B holder, or group of holders acting together, from converting so many shares of its Series B preferred as would result in such holder becoming subject to
Section 16(b) of the Securities Exchange Act of 1934 by virtue of being the beneficial owner of more than 10% of our outstanding common stock. In addition, we are subject to provisions of Delaware law regarding the declaration and payment of dividends solely out of our surplus or net profits. We believe there are significant questions regarding the rights of the Series B holders to shares of our common stock and to dividends upon the automatic conversion of their shares.

     Accordingly, these questions may or may not be resolved prior to December 31, 2003.

     2003 LIQUIDITY

     Based on current plans and assumptions relating to our current operations, we anticipate that cash flow from our operations will be sufficient to satisfy our operating cash requirements at least until December 31, 2003. These requirements include payment of principal and accrued interest of approximately $990,000 under our promissory note payable to our Series B preferred holders on September 22, 2003, and approximately $360,000 due as payment of additional purchase price to the former owner of Interboro.

     However, we believe our cash from operations will only be able to pay a portion of the undeclared dividends on our Series B preferred, if any, that we are required to accrue and pay in 2003 and that we could pay the balance of these dividends using our cash from operations in 2004.

     Furthermore, we believe EVCI should receive Court approval to obtain sufficient cash for its operations from Interboro because EVCI's cash requirements mostly relate to services rendered and expenses paid for the benefit of Interboro.

     However, our ability to satisfy our cash requirements in 2003 depends on whether and to the extent our current assumptions regarding our cash position are affected by the risk factors discussed in Item 1 of this report, including with respect to any deferral or cutback in Pell or TAP funding and the current restraining order that prevents EVCI from obtaining any cash from Interboro without the Court's approval. Accordingly, we are actively seeking additional financing.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial information required by this item is set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

     Items 9, 10, and 12 are incorporated by reference to our definitive proxy statement for our 2003 annual meeting of stockholders.

     ITEM 11. The following table sets forth, as of December 31, 2002, information regarding options under our 1998 incentive plan and our 2001 non-qualified stock option plan and warrants and options issued under two individual compensation arrangements. Only the 1998 incentive plan was approved by our stockholders. All of the options and warrants are for the purchase of our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                      Number of
                                                   securities to be  Weighted average         Number of securities
                                                     issued upon      exercise price        remaining available for
                                                     exercise of      of outstanding        future issuances under
                                                     outstanding         options,          equity compensation plans
                                                  options, warrants    warrants and          (excluding securities
                 Plan Category                        and rights          rights           reflected in column (a))
                 -------------                    ----------------   ---------------       ------------------------

                                                         (a)                  (b)                     (c)
Equity compensation plans approved by security         579,940               $1.04                  264,560
holders
Equity compensation plans not approved by              225,000               3.78                   175,000
security holders
Total                                                  804,940               1.80                   439,560


     Our 2001 non-qualified stock option plan is briefly described in Note 12 of our consolidated financial statements for the year ended December 31, 2002. The two compensation arrangements consist of currently exercisable warrants to purchase 50,000 shares at $1.50 per share until July 2005, that were issued to a lender in 2002, and currently exercisable options that were issued to a former consultant to purchase 100,000 shares at $7.00 per share until March 3, 2005.

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

3.6(a)[8] --   Certificate of Correction of Certificate of Designations of the
               Series B 7% Convertible Preferred of the Registrant.

3.6(b)[13]--   Certificate of Amendment of Certificate of Incorporation of the
               Registrant.

3.7[14]   --   Certificate of Designations of Series C 8% Convertible Preferred
               Stock of the Registrant.

3.8       --   Certificate of Correction of the Certificate of Incorporation of
               the Registrant.

4.1[1]    --   Form of Common Stock Purchase Warrant issued to investors in private placements and for services provided in connection with such private placements.

4.2[1]    --   Tayside Common Stock Purchase Warrant.

4.3[2]    --   Adelphi Common Stock Purchase Warrant.

4.4[2]    --   Form of Representative's Warrant Agreement (including Form of
               Representative's Warrant).

4.5[2]    --   Form of Common Stock Certificate.

4.6[4]    --   Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce R. Kalisch.

4.7[7]    --   Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.8[5]    --   Common Stock Purchase Warrant, dated February 3, 2000, issued to
               The Shaar Fund Ltd.

4.9[5]    --   Form of Finders' Warrant (relating to the issuance of warrants to purchase 3,870 shares of the Registrant's common stock).

4.10[8]   --   Form of Common Stock Purchase Warrant issued to purchasers of the
               Registrant's Series B 7% Convertible Preferred Stock.

4.11[10]  --   Form of Warrant issued to each seller of shares of ICTS, Inc.

4.12[14]  --   Form of Common Stock Purchase Warrant issued to purchasers of the
               Registrant's Series C 8% Convertible Preferred Stock.

4.13[15]  --   Warrant to purchase 50,000 shares of Common Stock of the
               Registrant issued to Rosenthal & Rosenthal, Inc. on July 12,
               2002.

4.17[15]  --   Form of Convertible Promissory Note due July 15, 2003, the
               originals of which were issued in July 2002 to accredited investors.

4.15[15]  --   Form of Common Stock Purchase Warrant issued in connection with the issuance of the Registrant's Convertible Promissory Notes due
               July 15, 2003.

10.1[3]   --   Lease Agreement between the Registrant and Realty Co. (doing business as Royal Realty), dated December 15, 1998.

10.2      --   Employment Agreement between the Registrant and Dr. Arol I.
               Buntzman, dated January 1, 2003.

10.3      --   Employment Agreement between the Registrant and Dr. John J.
               McGrath, dated January 1, 2003.

10.4      --   Employment Agreement between the Registrant and Richard
               Goldenberg, dated January 1, 2003.

10.5[17]  --   Amended and Restated 1998 Incentive Stock Option Plan of the
               Registrant.

10.6[12]  --   2001 Non-Qualified Stock Option Plan.

10.7      --   Form of Change in Control Agreement used for agreements the
               Registrant has with each of Dr. Arol I. Buntzman, Dr. John J.
               McGrath, and Richard Goldenberg, dated February 11, 2003.

10.8[1]   --   Form of Indemnification Agreement.

10.9      --   Agreement between Arol I. Buntzman and Richard and Bonnie
               Goldenberg, dated January 1, 2003.

10.10     --   Agreement between Arol I. Buntzman and John J. McGrath, dated
               January 1, 2003.

10.11[4]  --   Stock Purchase Agreement, dated January 14, 2000, among Bruce R.
               Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.12[8]  --   Form of Series B Stock Purchase Agreement.

10.13[8]  --   Amended and Restated Registration Rights Agreements, dated
               September 27, 2000, among Paloma Strategic Fund L.P. ("Paloma"),
               Seneca Capital International, Ltd. ("Seneca Ltd."), Seneca
               Capital, L.P. ("Seneca L.P."), Merced Partners Limited
               Partnership ("Merced"), Lakeshore International, Ltd.
               ("Lakeshore") and the Registrant.

10.14[8]  --   Amended and Restated Co-Sale Agreement, dated September 29, 2000, among Dr. Arol I. Buntzman, the Registrant, Paloma, Seneca Ltd.,
               Seneca L.P., Merced and Lakeshore.

10.15[10] --   Stock Purchase Agreement dated June 29, 2001 among Amee Devine,
               Taylor Devine, Louis Vescio and Margaret Vescio, ICTS, Inc.,
               Interboro Holding, Inc. and the Registrant.

10.16[10] --   Form of Letter Agreement dated as of June 29, 2001 pursuant to which David Vescio and Robert Vescio each sold 20,000 shares of ICTS, Inc. to Interboro Holding, Inc.

10.17[10] --   Letter Agreement dated as of July 1, 2001 among Amee Devine,
               Taylor Devine, Louis Vescio and Margaret Vescio, Interboro
               Holding, Inc. and the Registrant.

10.18[10] --   Stock Purchase Agreement dated as of July 2, 2001, effective July
               1, 2001, among Infrastructure & Environmental Private Equity Fund
               III, Environmental & Information Technology Private Equity Fund
               III and the Productivity Fund, L.P., Interboro Holding, Inc. and the Registrant.

10.19[11] --   Letter agreement dated August 17, 2001 among EVCI and Amaranth
               Trading LLC, Seneca Capital International, Ltd., Seneca Capital,
               L.P., Merced Partners Limited Partnership and Lakeshore
               International, Ltd. excluding Exhibits A and A-1, which, as executed, are Exhibits 10.18 and 10.19 below.

10.20[11] --   Secured Promissory Note dated August 17, 2001 among the
               Registrant and Amaranth Trading LLC, Seneca Capital
               International, Ltd., Seneca Capital, L.P., Merced Partners
               Limited Partnership and Lakeshore International, Ltd.

10.21[11] --   Escrow Agreement dated August 17, 2001 among the Registrant,
               Amaranth Trading LLC, Seneca Capital International, Ltd., Seneca
               Capital, L.P., Merced Partners Limited Partnership and Lakeshore
               International, Ltd. and Fischbein Badillo Wagner Harding.

10.22[14] --   Form of Subscription and Registration Rights Agreement for Series
               C preferred purchases.

10.23[15] --   Promissory Note for $550,000, dated July 12, 2002, and payable by the Registrant to Rosenthal & Rosenthal, Inc.

10.24[15] --   Guarantee by Interboro Institute, Inc., dated July 12, 2002, of the Registrant's $550,000 Promissory Note payable to Rosenthal &
               Rosenthal, Inc.

10.25[15] --   Form of the Registrant's Subscription and Registration Rights
               Agreement relating to the Registrant's Convertible Promissory
               Notes due July 15, 2003 and Common Stock Purchase Warrants issued with such Notes.

10.26[16] --   Stock Purchase Agreement dated October 16, 2002, between
               Interboro Holding Inc. and Digital Workforce Development Centers
               Inc.

10.27[16] --   Letter dated October 21, 2002 from Interboro Holding, Inc. to
               Ziad Kahn, Chairman and Chief Executive Officer of Digital
               Workforce Development Centers Inc.

10.28 [18]--   Lease Agreement between the Registrant and 444 Realty Company, dated July 27, 1983, as amended by agreements dated June 20, 1988, June 1, 1992 and February 1, 1993.

10.29 [18]--   Lease Agreement between the Registrant and JUYI, Inc.,
               dated January 26, 2001.

23.1      --   Consent of Goldstein Golub Kessler LLP

99.1      --   Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2      --   Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

[14] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

[15] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2002.

[16] Incorporated by reference to the Registrant's Form 8-K dated October 21,
     2002.

[17] Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed December 31, 2002, Registration No. 333-102310.

[18] To be filed by amendment or as an exhibit to a subsequent report.

ITEM 14.  CONTROLS AND PROCEDURES.

     Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EVCI Career Colleges Incorporated

Date: March 28, 2003              By:  /s/  DR. JOHN J. MCGRATH
                                       ---------------------------------------
                                       Dr. John J. McGrath
                                       Chief Executive Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                                  DATE

/S/  DR. AROL I. BUNTZMAN                               March 28, 2003
----------------------------------------------------
Dr. Arol I. Buntzman
Chairman of the Board

/S/  DR. JOHN J. MCGRATH                                March 28, 2003
----------------------------------------------------
Dr. John J. McGrath
Chief Executive Officer and President and Director

/S/  RICHARD GOLDENBERG                                 March 28, 2003
----------------------------------------------------
Richard Goldenberg
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/S/  ROYCE N. FLIPPIN, JR.                              March 28, 2003
----------------------------------------------------
Royce N. Flippin, Jr.
Director

/S/  PHILIP M. GETTER                                   March 28, 2003
----------------------------------------------------
Philip M. Getter
Director

/S/  DR. DONALD GRUNEWALD                               March 28, 2003
----------------------------------------------------
Dr. Donald Grunewald
Director

/S/  ELIE HOUSMAN                                       March 28, 2003
----------------------------------------------------
Elie Housman
Director

EVCI CAREER COLLEGES INCORPORATED
 AND SUBSIDIARIES
(formerly Educational Video Conferencing, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                 (formerly Educational Video Conferencing, Inc.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









INDEPENDENT AUDITOR'S REPORT                                               F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2002 and 2001                          F-3
   Statement of Operations for the Years Ended
     December 31, 2002 and 2001                                            F-4
   Statement of Stockholders' Equity for the Years
     Ended December 31, 2002 and 2001                                      F-5
   Statement of Cash Flows for the Years Ended
     December 31, 2002 and 2001                                            F-6
   Notes to Consolidated Financial Statements                       F-7 - F-22

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
EVCI Career Colleges Incorporated


We have audited the accompanying consolidated balance sheets of EVCI Career Colleges Incorporated ("EVCI") and Subsidiaries (formerly Educational Video Conferencing, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of EVCI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVCI Career Colleges Incorporated and Subsidiaries (formerly Educational Video Conferencing, Inc.) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 3, 2003

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

DECEMBER 31,                                            2002            2001
--------------------------------------------------------------------------------

ASSETS

Current Assets:
Cash and cash equivalents                           $ 2,622,485     $ 2,342,282
Student accounts receivable, less allowance
  for doubtful accounts of $50,000                    1,644,364       1,403,501
Accounts receivable, other                                    -          34,585
Note receivable                                         100,000               -
Prepaid expenses and other current assets                45,310         105,091
Assets held for resale                                        -         261,000
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  4,412,159       4,146,459

Property and Equipment - net                          1,711,252       1,020,569

Restricted Certificates of Deposit                      288,175               -

Intangible Asset                                         36,694          30,244

Goodwill                                              2,257,289       1,429,211

Deferred Income Tax Asset, net of valuation
 allowance of $4,220,000 and $4,200,000,
 respectively                                                 -               -

Other Assets                                            228,739         186,100

Assets from Discontinued Operations                           -       6,240,763
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 8,934,308     $13,053,346
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses               $ 1,194,804       $ 715,059
Accrued purchase price payable for Interboro
  Institute, Inc.                                       360,000         206,000
Deferred tuition revenue                              1,875,507       1,252,300
Current portion of capital lease obligation              78,008          18,107
Current portion of notes payable                        963,309               -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             4,471,628       2,191,466

Capital Lease Obligation, net of current portion        141,739           8,419
Accrued Purchase Price Payable for Interboro
  Institute, Inc., net of current portion             1,237,331         745,994
Notes Payable, net of current portion                   496,691         910,000
Liabilities from Discontinued Operations                 64,956       5,556,010
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     6,412,345       9,411,889
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.0001 par value;
  authorized 1,000,000 shares:
  Series B 7% Convertible Preferred Stock - $100
  stated value; 200,000 shares designated
  Series B; issued and outstanding 130,000 shares    12,820,618      12,581,442
  Series C 8% Convertible Preferred Stock
  - $100 stated value; 20,000 shares
  designated Series C; issued and
  outstanding -0- and 1,300 shares, respectively              -         130,000
Common stock - $.0001 par value; authorized
  20,000,000 shares, issued 5,308,826
  and 4,492,961 shares, respectively;
  outstanding  5,308,826 and                                532             450
  4,440,996 shares, respectively
  Additional paid-in capital                         23,432,295      22,489,935
  Accumulated deficit                               (33,731,482)    (31,477,790)
  Treasury stock - at cost; -0- and 51,965
    shares, respectively                                      -         (82,580)

--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                  2,521,963       3,641,457
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 8,934,308     $13,053,346
================================================================================
                                  See Notes to Consolidated Financial Statements

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31,                             2002                2001
------------------------------------------------------------------------------

Net revenue                                           $15,257,352   $ 9,944,611
Other income                                              176,588        89,795
--------------------------------------------------------------------------------
Total revenue                                          15,433,940    10,034,406
--------------------------------------------------------------------------------

Operating expenses:
  Cost of sales                                         3,628,641     2,800,315
  Selling, general and administrative                  11,299,130    10,243,958
  Noncash consulting services                              18,900             -
--------------------------------------------------------------------------------
Total operating expenses                               14,946,671    13,044,273
--------------------------------------------------------------------------------

Income (loss) from operations                             487,269    (3,009,867)

Other income (expense):
  Interest and financing costs                           (107,130)      (21,893)
  Interest income                                          12,320       137,223

--------------------------------------------------------------------------------

Income (loss) from continuing operations                  392,459    (2,894,537)

--------------------------------------------------------------------------------

Discontinued operations:
  Loss from discontinued operations                      (640,064)   (1,524,220)
  Loss from disposal of discontinued operations        (1,562,577)   (4,312,462)

--------------------------------------------------------------------------------

Loss from discontinued operations                      (2,202,641)   (5,836,682)

--------------------------------------------------------------------------------

Loss before provision for income taxes                 (1,810,182)   (8,731,219)

Provision for income taxes                                195,000       106,000

--------------------------------------------------------------------------------
Net loss                                               (2,005,182)   (8,837,219)

Dividends on preferred stock - Series C                    (6,253)            -
Accreted value of warrants and transaction
  costs - Series B                                       (239,176)     (239,176)
Accreted value of warrants - Series C                      (3,081)      (16,664)
Waived dividends on preferred stock - Series B                  -      (910,000)
Undeclared dividends on preferred stock - Series B       (910,000)            -
--------------------------------------------------------------------------------
Net loss available to common stockholders             $(3,163,692) $(10,003,059)
================================================================================
Basic and diluted loss per common share from
  continuing operations                                   $ (0.20)      $ (0.93)
================================================================================
Basic and diluted loss per common share from
  discontinued operations                                 $ (0.45)      $ (1.30)
================================================================================
Basic and diluted loss per common share                   $ (0.65)      $ (2.23)
================================================================================
Weighted-average number of common shares outstanding    4,874,903     4,485,333
================================================================================

                                  See Notes to Consolidated Financial Statements

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                  PREFERRED STOCK
                                          COMMON STOCK           SERIES B
                                             NUMBER                         NUMBER
                                           OF SHARES     AMOUNT           OF SHARES      AMOUNT
-------------------------------------------------------------------------------------------------

Balance at December 31, 2000              4,492,961   $        450           --            --

Reclassification of Series B
preferred stock to permanent
equity                                         --                        130,000   $ 12,342,266

Accreted value of warrants and
transaction costs - Series B                   --             --             --         239,176

Warrants issued in connection
with acquisition of ICTS, Inc.                 --             --             --            --

Waived dividends on  Series B
preferred stock converted                      --             --             --            --
 to note payable

Issuance of preferred stock
Series C                                       --             --             --            --

Allocated value of warrants
issued with Series C                           --             --             --            --

Purchase of treasury shares,
at cost; 51,965 shares                         --             --             --            --

Net loss                                       --             --             --            --
-------------------------------------------------------------------------------------------------

Balance at December 31, 2001              4,492,961            450        130,000    12,581,442

Purchase of treasury shares,
at cost; 37,400 shares                         --             --             --            --

Issuance of preferred stock
Series C                                       --             --             --            --

Allocated value of warrants
issued with Series C                           --             --             --            --

Accreted value of warrants and
transaction costs - Series B                   --             --             --         239,176

Dividends on preferred stock Series C          --             --             --            --

Conversion of Series C preferred
stock into common stock                     409,870             41           --            --

Issuance of common stock for services        18,000              2           --            --

Allocated value of warrants issued
with convertible notes                         --             --             --            --

Conversion of convertible notes
into common stock                           475,000             48           --            --

Interest on convertible notes
paid in common stock                          2,360           --             --            --

Issuance of warrants                           --             --             --            --

Treasury stock retired                      (89,365)            (9)          --            --

Net loss                                       --             --             --            --

-------------------------------------------------------------------------------------------------
Balance at December 31, 2002              5,308,826   $        532        130,000  $ 12,820,618
=================================================================================================

                                                 PREFERRED STOCK         TREASURY
                                                     SERIES C              STOCK       ADDITIONAL
                                             NUMBER                                      PAID-IN      ACCUMULATED    STOCKHOLDERS
                                            OF SHARES          AMOUNT      AMOUNT        CAPITAL          DEBT          EQUITY
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                       --             --            --     $ 22,370,380   $(21,474,731)  $    896,099

Reclassification of Series B
preferred stock to permanent
equity                                             --             --            --             --                      12,342,266

Accreted value of warrants and
transaction costs - Series B                       --             --            --             --         (239,176)          --

Warrants issued in connection
with acquisition of ICTS, Inc.                     --             --            --          123,000           --          123,000

Waived dividends on  Series B
preferred stock converted                          --             --            --             --         (910,000)      (910,000)
 to note payable

Issuance of preferred stock
Series C                                          1,300   $    130,000          --          (20,109)          --          109,891

Allocated value of warrants
issued with Series C                               --             --            --           16,664        (16,664)          --

Purchase of treasury shares,
at cost; 51,965 shares                             --             --    $    (82,580)          --             --          (82,580)

Net loss                                           --             --            --             --       (8,837,219)    (8,837,219)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                      1,300        130,000       (82,580)    22,489,935    (31,477,790)     3,641,457

Purchase of treasury shares,
at cost; 37,400 shares                             --             --         (65,889)          --             --          (65,889)

Issuance of preferred stock
Series C                                          4,930        493,000          --          (67,236)          --          425,764

Allocated value of warrants
issued with Series C                               --             --            --            3,081         (3,081)          --

Accreted value of warrants and
transaction costs - Series B                       --             --            --             --         (239,176)          --

Dividends on preferred stock Series C              --             --            --             --           (6,253)        (6,253)

Conversion of Series C preferred
stock into common stock                          (6,230)      (623,000)         --          622,959           --             --

Issuance of common stock for services              --             --            --           18,898           --           18,900

Allocated value of warrants issued
with convertible notes                             --             --                         22,619           --           22,619

Conversion of convertible notes
into common stock                                                 --                       485,703                        485,703

Interest on convertible notes
paid in common stock                               --             --            --            2,296           --            2,296

Issuance of warrants                               --             --            --            2,500           --            2,500

Treasury stock retired                             --             --         148,469       (148,460)          --             --

Net loss                                           --             --            --             --       (2,005,182)    (2,005,182)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                       --          $ - 0 -       $ - 0 -   $ 23,432,295   $(33,731,482)  $  2,521,963
===================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31,                                           2002          2001
----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $(2,005,182)  $(8,837,219)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities:
    Loss on disposal of discontinued operations                 1,562,577     4,312,462
    Depreciation                                                  565,585       111,486
    Loss on disposal of assets                                      9,865          --
    Amortization of goodwill                                         --         318,281
    Amortization of intangibles                                    18,550        10,079
    Allowance for doubtful accounts                                  --        (200,000)
    Shares issued for consulting services                          18,900          --
    Noncash interest and finance charges and services              27,415          --
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
    (Increase) decrease in accounts receivable                   (240,863)      278,500
    Decrease in accounts receivable, other                         34,585       270,049
    (Increase) decrease in prepaid expenses and
      other current assets                                         59,781       (93,581)
    Increase in other assets                                      (42,639)     (141,019)
    Increase (decrease) in accounts payable and
      accrued expenses                                            479,745       (78,407)
    Decrease in deferred tuition revenue                          623,207     1,252,300
    Decrease in accrued costs related to
      discontinued operations                                        --           --
    Decrease in assets and liabilities from
      discontinued operations                                    (819,120)     (902,866)

----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                              292,406    (3,699,935)
----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                            (759,716)     (347,510)
  Proceeds from sale of property and equipment                       --          49,000
  Proceeds from sale of assets held for resale                      6,323          --
  Investment in restricted certificates of deposit               (288,175)         --
  Cash advanced for notes receivable                             (100,000)         --
  Payments on accrued purchase price payable                     (207,741)         --
----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (1,349,309)     (298,510)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments on capital lease obligation                  (58,519)      (19,518)
  Net proceeds from issuance of preferred stock Series C          425,764       109,891
  Net proceeds from issuance of convertible promissory notes      485,750          --
  Net proceeds from note payable                                  550,000          --
  Purchase of treasury stock                                      (65,889)      (82,580)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,337,106         7,793
----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              280,203    (3,990,652)

Cash and cash equivalents at beginning of year                  2,342,282     6,332,934
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $ 2,622,485   $ 2,342,282
========================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                                  $    79,715   $    71,830
========================================================================================
    Income taxes                                              $    64,291   $   149,475
========================================================================================





SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Property and equipment transferred from held
    for resale to operations                                  $   244,812          --
========================================================================================
  Capital lease obligations incurred                          $   251,740          --
========================================================================================
  Conversion of Series C to common stock                      $   498,750          --
========================================================================================
  Issuance of common stock in lieu of
    interest on convertible promissory notes                  $     2,296          --
========================================================================================
  Conversion of Series B dividends to
    note payable                                              $      --         910,000
========================================================================================
  Warrants issued in connection with
    acquisition of ICTS, Inc.                                        --     $   123,000
========================================================================================
  Increase in intangible asset                                $    25,000   $    13,388
========================================================================================
  Increase in goodwill                                        $   828,078   $   265,230
========================================================================================
  Increase in accrued purchase price payable                  $   853,078   $   278,618
========================================================================================
  Accrued dividends on Series C preferred                     $     6,253          --
========================================================================================
  Issuance of warrants                                        $     2,500          --
========================================================================================
  Conversion of convertible promissory notes                  $   485,750          --
========================================================================================

                                  See Notes to Consolidated Financial Statements

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.   PRINCIPAL BUSINESS ACTIVITY
     AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

          EVCI Career Colleges Incorporated ("EVCI") (formerly Educational Video Conferencing, Inc.) was formed on March 4, 1997. EVCI provides on-campus education through the operations of Interboro Institute, Inc. ("Interboro"), a two-year college with sites in Manhattan, Flushing, Washington Heights and Yonkers, New York.

          The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiary, Interboro Holding, Inc., and its wholly owned subsidiary, Interboro Institute, Inc. (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

          In July 2001, the Company's board of directors reached a decision to stop delivering synchronized courses using ISDN lines because this activity was unprofitable (see Note 3).

          In July 2001, Interboro Holding, Inc. acquired all the outstanding common stock of ICTS, Inc. ("ICTS"). The acquisition was accounted for under the purchase method of accounting.

          In September 2002, the board of directors of ICTS decided to discontinue ICTS's operations (see Note 3).

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

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          The Company recognizes income ratably over the semester in which courses are given. The courses are generally offered in 15-week periods. Deferred revenue represents tuition and fees received but not yet earned.

          Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts and factors related to specific students. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Student accounts receivable are primarily due from students who were awarded financial aid.

          Interboro participates in federal and state financial aid programs (Title IV Programs, NYS TAP, etc.). Almost all of the students attending Interboro rely on these federal and state financial aid programs to meet their tuition needs. Changes in the programs may have a direct impact on Interboro.

          Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease.

          Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the notes receivable and payable approximate the carrying amounts.

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

          Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cost of brochures is capitalized and amortized over the semester to which the specific courses relate. Advertising expenses approximated $1,316,000 and $1,324,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $553,000 and $667,000 is included in discontinued operations for the years ended December 31, 2002 and 2001, respectively.

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

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Year ended December 31,                         2002                   2001
----------------------------------------------------------------------------

Reported net loss                        $(2,005,182)           $(8,837,219)

Deduct: Total stock-based employee
 compensation expense determined
 under fair-value-based method for
 all awards, net of related tax effects      564,957                559,385

----------------------------------------------------------------------------
Pro forma net loss                       $(2,570,139)           $(9,396,604)
============================================================================

Reported net loss per common share       $      (.65)           $     (2.23)
============================================================================

Pro forma net loss per common share      $      (.82)           $     (2.35)
============================================================================


          The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136% in 2002 and 2001, risk-free interest rates ranging from 3.08% to 4.14% and an expected life of 3 to 5 years from the date of vesting.

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.   ACQUISITIONS:

          On January 14, 2000, the Company acquired the outstanding shares of Interboro for $672,500 plus 50% of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three years ending December 31, 2001, 2002 and 2003. Payment of Interboro's purchase price is contingent upon there being EBITDA, as defined. Additionally, during the year ended December 31, 2001, accrued purchase price payable has been reduced by approximately $137,000 for certain adjustments of undisclosed liabilities, as defined. See Note 6 for details on the related goodwill.

          In June 2002, the Seller brought an action against Interboro and is disputing the amount due to him (see Note 11).

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Accrued purchase price payable for Interboro consists of the following:


------------------------------------------------------------------------

December 31,                                         2002         2001
------------------------------------------------------------------------

Accrued purchase price payable at beginning
 of year                                       $  951,994     $673,376
Additional purchase price based on 50%
 of EBITDA, as defined                            853,078      278,618
------------------------------------------------------------------------
                                                1,805,072      951,994

Less payments                                     207,741           -0-
------------------------------------------------------------------------

Accrued purchase price at end of year           1,597,331      951,994
Less current portion                              360,000      206,000
------------------------------------------------------------------------
      ACCRUED PURCHASE PRICE PAYABLE, NET
        OF CURRENT PORTION                     $1,237,331     $745,994
========================================================================


          Effective July 1, 2001, Interboro Holding, Inc. acquired the outstanding shares of ICTS for warrants to purchase 700,000 shares of EVCI's common stock (500,000 shares at $1.00 per share and 200,000 shares at $3.00 per share) valued at $123,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of the acquisition, and the assets and liabilities were recorded based upon the fair values at the date of the acquisition. EVCI acquired assets with a fair value of approximately $2,000,000, and assumed liabilities of approximately $6,500,000. EVCI incurred approximately $377,000 in professional fees and other costs related to the acquisition.

          In connection with the acquisition of ICTS, EVCI recorded approximately $5,000,000 in goodwill. As disclosed in Note 3, ICTS was disposed of during 2002.


3.   DISCONTINUED OPERATIONS:

          In July 2001, EVCI's board of directors decided to stop delivering synchronized courses using ISDN lines because this activity was unprofitable. Accordingly, the Company has reflected the closing of this segment as a discontinued operation in the accompanying consolidated financial statements. As a result, revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption loss from discontinued operations for all periods presented. Accordingly, the Company recorded a loss from discontinued operations totaling $950,587 for the year ended December 31, 2001. Net revenue from the discontinued segment was $-0- and $203,880 for the years ended December 31, 2002 and 2001, respectively. The Company recorded a loss on the disposal of discontinued operations amounting to $4,312,462, including $100,000 in severance payments, $200,000 in discontinued rental agreements, $100,000 in uncollectible receivables and $3,912,462 in abandoned equipment and software for the year ended December 31, 2001.

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          In connection with discontinuation of this segment, the Company had identified certain assets as saleable and expected to dispose of these items in 2002. These assets, amounting to $261,000, were recorded at their net realizable value at December 31, 2001. During 2002, all items have been either disposed or transferred to other of the Company's operations.

          In September 2002, the board of directors of ICTS decided to discontinue ICTS's operations. It became apparent that ICTS sales targets could not be met for the foreseeable future and EVCI was not willing to continue funding ICTS's cash deficits, after having advanced approximately $2,200,000 to ICTS. Additionally, in October 2002, Interboro Holding, Inc. sold all of the outstanding shares of ICTS to an unrelated third party for $1. The Company has also agreed to provide debtor-in-possession financing of $100,000, as defined. The Company is seeking the return of this $100,000 because ICTS did not become a debtor-in-possession. As a result, ICTS revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption loss from discontinued operations for all periods presented. The Company recorded a loss on disposal of discontinued operations related to ICTS of $1,562,577.

          Net revenue from the discontinued component was $5,599,169 and $4,647,102 for the years ended December 31, 2002 and 2001, respectively.


4.   NOTE RECEIVABLE:

          In September 2002, the Company advanced $100,000 to JAI, Inc. ("JAI"), a provider of an integrated suite of software solutions for global direct selling companies, in exchange for a promissory note. The note matures September 20, 2003, bears interest at 8% per annum and is convertible into shares of JAI common stock. The Company also received warrants to purchase 25,000 or 30,000 shares, as defined, of JAI's common stock at $1.00 per share, subject to adjustment. No value has been assigned to these warrants. In addition, the Company has granted JAI the right to market EVCI's e-learning content. Additionally, if JAI purchases more than $2,000,000 of EVCI's e-learning content by September 30, 2003, the Company will issue warrants to purchase EVCI's common stock, as defined. Through December 31, 2002, JAI has not purchased any e-learning content from the Company.

                             EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



5.   PROPERTY AND EQUIPMENT:

          Property and equipment, at cost, consists of the following:


December 31,                             2002            2001      Useful Life
-------------------------------------------------------------------------------
Furniture and fixtures             $  483,521      $  412,702          7 years
Office computers                      880,553         580,494     3 to 5 years
Video teaching equipment              282,399         192,806          5 years
Automobile                             22,233          22,233          5 years
Leasehold improvements                923,635         379,578    Term of lease
Equipment acquired under
 capital lease                        329,918          78,178          5 years
-------------------------------------------------------------------------------
                                    2,922,259       1,665,991
-------------------------------------------------------------------------------

Less accumulated depreciation and
  amortization:
  Equipment acquired under
   capital lease                       87,069          39,089
  Other                             1,123,938         606,333
-------------------------------------------------------------------------------
                                    1,211,007         645,422
-------------------------------------------------------------------------------
                                   $1,711,252      $1,020,569
===============================================================================


6.   GOODWILL AND OTHER INTANGIBLE ASSETS:

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLES, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has adopted SFAS No. 142 as of January 2002 and recorded a one-time noncash charge of $232,378 to reduce the carrying value of goodwill on ICTS.

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          Presented below is a summary of goodwill activity:

          Balance at December 31, 2000                        $ 1,322,653
          Goodwill acquired - Interboro                           265,230
          Goodwill acquired - ICTS                              4,962,011
          Amortization of goodwill - Interboro                   (158,672)
          Amortization of goodwill - ICTS                        (159,609)
          ----------------------------------------------------------------
          Balance at December 31, 2001                          6,231,613

          Goodwill acquired - Interboro                           828,078
          Goodwill included in the loss on disposal of ICTS    (4,802,403)

          ----------------------------------------------------------------
          Balance at December 31, 2002                        $ 2,257,288
          ================================================================


          Intangible assets consist of noncompete agreements amounting to $72,057 with accumulated amortization of $35,363 at December 31, 2002. Noncompete agreements are being amortized over a period of five years.

          SFAS No. 142 requires the disclosure of net income and earnings per share on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in connection with SFAS No. 142. Had SFAS No. 142 been in effect prior to January 1, 2002, the Company's results of operations would have been as follows:

                              Year ended December 31, 2001
          --------------------------------------------------------------------

          Reported net loss                                      $(8,837,219)
          Addback goodwill amortization                              318,281
          --------------------------------------------------------------------
          Adjusted net loss                                      $(8,518,938)
          ====================================================================

          Basic and diluted loss per share available to
          common shareholders:
            Reported net loss per share                               $(2.23)
            Addback goodwill amortization                                .07
          --------------------------------------------------------------------
          Adjusted net loss per share                                 $(2.16)
          ====================================================================

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

          Accounts payable and accrued expenses consist of the following:

          December 31,                                  2002               2001
          ---------------------------------------------------------------------

          Accounts payable                       $   496,309           $146,411
          Accrued salaries and benefits              212,000            100,000
          Accrued marketing and advertising          129,388            169,439
          Accrued professional fees                   30,000            196,739
          State and local taxes payable               82,344            -
          Student refunds payable                     95,000             70,000
          Accrued other                              149,763             32,470
          ----------------------------------------------------------------------
                                                  $1,194,804           $715,059
          ======================================================================


8.  OBLIGATIONS UNDER CAPITAL LEASES:

          The Company leases office and computer equipment under capital leases expiring at various dates through 2005. The leases require monthly payments of principal and interest imputed at rates ranging from 13% to 25% per annum.

          Minimum future obligations under these leases are as follows:

          Year ending December 31,

                     2003                                            $112,178
                     2004                                             104,067
                     2005                                              48,952
          --------------------------------------------------------------------
                                                                      265,197
          Less amount representing interest                            45,450
          --------------------------------------------------------------------
                                                                      219,747
          Less current portion                                         78,008

          --------------------------------------------------------------------
                                                                     $141,739
          ====================================================================


9.  INCOME TAXES:

          The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance at December 31, 2002 as follows:

          Year ended December 31,                     2002                 2001
          ----------------------------------------------------------------------

          Net operating losses                 $ 4,290,000          $ 4,200,000
          Temporary differences                    (70,000)                -
          Less valuation allowance              (4,220,000)          (4,200,000)
          ----------------------------------------------------------------------
                                               $   -0-              $    -0-
          ======================================================================

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

          Year ended December 31,                     2002                 2001
          ----------------------------------------------------------------------

          Federal statutory rate                       (34)%               (34)%
          State income taxes of Interboro               10                   1
          Increase in valuation allowance               34                  34
          ----------------------------------------------------------------------
                                                        10 %                 1%
          ======================================================================


          As of December 31, 2002, the Company had net operating loss carryforwards available to offset future taxable income of approximately $28,600,000 which expire in various years through 2022. Between October 1997 and August 1998, EVCI completed private offerings of securities. In February 1999, EVCI had an IPO of its securities. Under Section 382 of the Internal Revenue Code, these activities effect an ownership change and thus may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards. The Company uses the lowest marginal U.S. corporate tax of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no federal taxable earnings through December 31, 2002.


10.  NOTES PAYABLE:

          As disclosed in Note 12, in August 2001, the Series B preferred shareholders consented to an amendment of EVCI's certificate of incorporation, which permitted the Company to reclassify the Series B stock as permanent equity. Additionally, under the agreement, the Series B preferred shareholders waived their right to receive payment of undeclared dividends on their shares of $910,000. In consideration, the Company issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note is payable on September 22, 2003 and is secured by the common stock of Interboro. Additionally, Interboro has guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors.

          In July 2002, the Company received proceeds of $498,750 from the issuance of 4% convertible promissory notes and warrants to purchase 475,000 shares of EVCI's common stock. In September 2002, all of the outstanding notes were converted into 475,000 shares of the Company's common stock at $1.05 per share, the fair value on the date of issuance. The warrants are exercisable, until March 2005 at $1.05 per share, subject to adjustment as defined. A value of $22,619 has been allocated to the warrants and recognized as additional interest expense on the notes. In addition, 2,360 shares of the Company's common stock were issued in lieu of cash as interest on the notes. The costs related to this transaction amounted to $13,000.

          In July 2002, the Company received proceeds of $550,000 in exchange for a secured promissory note due July 12, 2005 bearing interest at 10% per annum and warrants to purchase 50,000 shares of the Company's

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          common stock at $1.50 per share, subject to adjustment as defined. The note is secured by a $250,000 standby letter of credit, which is collateralized by a $250,000 restricted certificate of deposit and guaranteed by Interboro. The note is payable in 23 monthly installments of principal and interest aggregating $13,043 commencing July 2003 and a final payment of the outstanding principal balance and accrued interest. A value of $2,500 has been allocated to the warrants and recognized as additional interest expense. The note contains a covenant indicating that the note will become due upon demand should the Company be delisted from Nasdaq.

          Aggregate maturities of long-term debt are as follows:

           Year ending December 31,

                      2003                                          $   963,309
                      2004                                              111,889
                      2005                                              384,802
           ---------------------------------------------------------------------

                                                                      1,460,000

           Less current portion                                         963,309
           ---------------------------------------------------------------------
                                                                    $   496,691
           =====================================================================


11.  COMMITMENTS AND CONTINGENCIES:

          The Company leases office space and classrooms under noncancelable operating leases which expire in January 2007. The leases are subject to escalations for increases in the Company's share of increases in real estate taxes and other expenses.

          Minimum future obligations under these leases are as follows:


          Year ending December 31,

                     2003                               $1,292,168
                     2004                                  827,175
                     2005                                  744,646
                     2006                                  113,405
                     2007                                    9,481

          ---------------------------------------------------------
                                                        $2,986,875
          =========================================================

          Rent expense charged to operations for the years ended December 31, 2002 and 2001 amounted to approximately $1,427,000 and $1,577,000, respectively. Approximately $443,000 and $313,000 is included in discontinued operations for the years ended December 31, 2002 and 2001, respectively.

          The Company has employment agreements with the three executive officers of the Company and an officer of Interboro which provide for compensation and

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          other benefits as defined in the agreements. The agreements provide for aggregate annual compensation of approximately $885,000, $891,000 and $783,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Aggregate compensation under these agreements, including management's discretionary bonus, approximates $746,000 and $660,000 for the years ending December 31, 2002 and 2001, respectively.

          Tuition Assistance Program ("TAP") funds received through the academic grant years 1992 have been audited. Subsequent and future funds received are still subject to audit. At this time, it is not possible to determine the periods which will be audited or any adjustments which might be necessary as a result.

          The seller of Interboro (the "Seller") is disputing the amount of purchase price payable to him and has commenced an ancillary proceeding in the Supreme Court in New York County. The entire claim centers on the allocation to Interboro by EVCI of a management fee, the effect of which is to reduce the amount due to the Seller under the purchase agreement. The management fee covers costs incurred at the parent level which relate directly to the operations of Interboro to support its growth, strategic management and the opening of new sites. During October 2002, the Court issued a Temporary Restraining Order restraining Interboro from making any transfers to EVCI outside the ordinary course of business. In February 2003, the Court issued an Order referring the matter to a Special Referee and temporarily restraining all transfers from Interboro to EVCI, except with court permission, or unless EVCI could provide proof of the maintenance of a bank account balance of $3,600,000, but conditioned that increased restraint on the posting by the Seller of $324,000 undertaking within seven days. The Seller has posted the bond. The Seller's most favorable demand is to be paid the sum of $3,600,000, with $600,000 to be paid upon agreement and the balance to paid over four years. Under the original agreement, the Seller would receive 50% of Interboro's 2003 EBIDA, as defined, as additional purchase price. The Company's management believes that the management fees are appropriate and the likelihood of an adverse outcome is unlikely and would not have a material effect on the Company's financial position.


12.  STOCKHOLDERS' EQUITY:


          In October 1998, the board of directors of EVCI adopted an incentive stock plan, as amended in December 2002, in which 844,500 shares of common stock have been reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, nonemployee directors and others. The option price cannot be less than the fair market value of the shares of the incentive stock options at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At December 31, 2002, there are 589,940 options outstanding under this plan.

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          In May 2001, the board of directors adopted a nonqualified stock option plan in which 250,000 shares of common stock are reserved for future issuance through May 2003. The plan provides for grants of nonqualified stock options to employees and nonemployee directors. The exercise price of the options is the average closing price of the common stock on Nasdaq for the five trading days prior to the grant of the option. Options vest and become fully exercisable 90 days after the grant. At December 31, 2002, there are 65,000 options outstanding under this plan.

          In September 2000, the Company designated 200,000 shares of authorized preferred stock as Series B 7% Convertible Preferred Stock and received gross proceeds of $13,000,000 from the issuance of 130,000 shares of Series B preferred stock and three-year warrants to purchase 722,223 shares of common stock at $20.25 per share, subject to adjustment, as defined. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 will be recognized as a deemed dividend to the preferred shareholders over three years.

          The Series B preferred stock was initially convertible into shares of common stock at $13.50 per share. In September 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. On December 31, 2001, in connection with the issuance of the Series C preferred stock, the conversion price was again reset to $6.62 in accordance with the dilution provisions of the Series B preferred. On September 5, 2002, the conversion price was again reset to $5.24 in accordance with the dilution provisions of the Series B preferred. In September 2003, the conversion price will reset to the lower of $6.75 and the then current market price of the common stock, but not lower than $3.375.

          In August 2001, the Series B preferred shareholders consented to an amendment of EVCI's certificate of incorporation, which permitted the Company to reclassify the Series B stock as permanent equity. Additionally, under the agreement, the Series B preferred shareholders waived their right to receive payment of undeclared dividends on their shares of $910,000. In consideration, the Company issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note is payable on September 22, 2003 and is secured by the common stock of Interboro. Additionally, Interboro has guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors.

          As permitted by the terms of the Series B preferred, the board of directors of EVCI did not declare the annual dividends of $910,000 due on September 22, 2002. Additionally, the Company did not declare the quarterly dividend of $249,315 which was payable December 31, 2002. At December 31, 2002, cumulative undeclared dividends amounted to $1,159,315. The holders of the Series B preferred stock have alleged that the undeclared dividend of $249,315 is due to them as of December 31, 2001. The Company's management believes that under the controlling legal authority, no dividend is due to the Series B holders unless the Company's board declares a dividend.

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          In September 2001, the board of directors authorized the purchase of up to 5% of the issued and outstanding common stock of EVCI at the prevailing market prices on the open market. Through 2002, the Company has repurchased 89,365 shares of its common stock at a cost of $148,469. In December 2002, the board of directors authorized the retirement of all treasury stock which was then included as part of the shares reserved for grants under the Company's 1998 incentive plan.

          In November 2001, the Company designated 20,000 shares of authorized preferred stock as Series C 8% Convertible Preferred Stock. The preferred stock was sold in units. Each unit consists of 250 shares of preferred stock and one warrant. Between November 2001 and April 2002, the Company received gross proceeds of $623,000 from the issuance of 25 units consisting of 6,230 shares of Series C preferred stock and five-year warrants to purchase 77,879 shares of common stock at $1.52 per share. A value of $19,745 was assigned to the warrants. The transaction costs of this private placement were approximately $87,000. The value of the warrants has been recognized as a deemed dividend to the Series C preferred shareholders.

          In July 2002, the Company received proceeds of $498,750 from the issuance of 4% convertible promissory notes and attached warrants to purchase 475,000 shares of EVCI's common stock. In September 2002, all of the outstanding notes were converted into 475,000 shares of the Company's common stock at $1.05 per share, the fair value on the date of issuance. The warrants are exercisable until March 2005 at $1.05 per share. A value of $22,619 has been allocated to the warrants and recognized as additional interest expense on the notes. In addition, 2,360 shares of the Company's common stock were issued in lieu of cash as interest on the notes. The costs related to this transaction were approximately $13,000.

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          The following table represents the warrants outstanding as of December 31, 2002 and 2001:

                             Exercise           Warrants Outstanding
                             Price per              December 31,
          Expiration Date     Warrant           2002              2001
          -----------------------------------------------------------------
          June 2002          $ 2.00            -                       500
          August 2002          4.00            -                     2,000
          October 2002         4.00            -                   100,000
          October 2002        20.00            -                    50,000
          December 2002        4.00            -                    17,000
          January 2003         6.00            88,252               88,252
          February 2003        6.00            37,500               37,500
          February 2003       21.27            40,000               40,000
          April 2003           6.00             4,000                4,000
          August 2003         12.00            25,000               25,000
          September 2003      20.25           722,223              722,223
          February 2004       17.50             5,000                5,000
          February 2004       19.80           120,000              120,000
          February 2004       20.00            10,000               10,000
          February 2004       22.50             7,500                7,500
          February 2004       25.00             7,500                7,500
          February 2005        5.44            37,500               37,500
          March 2005           1.05           475,000               -
          July 2005            1.50            50,000               -
          January 2006        25.00            25,000               25,000
          May 2006            12.00            50,000               50,000
          June 2006            1.00           500,000              500,000
          June 2006            3.00           200,000              200,000
          December 2006        1.52            -                    29,852
          February 2007        2.00             6,230               -
          April 2007          16.09            25,000               25,000
          April 2007           2.00            77,879               -
          June 2007            1.52            22,500               -
          -----------------------------------------------------------------
                                            2,536,084            2,103,827
          =================================================================

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          Presented below is a summary of stock option activity for the periods shown:

                                                 Weighted-             Weighted-
                                                  average               average
             Exercise                            Exercise    Options   Exercise
          Price Range                   Options    Price   Exercisable   Price
          ----------------------------------------------------------------------

          Balance at December 31, 2000  445,250    $13.22     156,332     $9.33
          Granted                       234,750     -        -             -
          Canceled                     (249,000)    -        -             -
          ----------------------------------------------------------------------

          Balance at December 31, 2001  431,000      8.06     319,499      7.07
          Granted                       639,440     -         -            -
          Canceled                     (315,500)    -         -            -

          ----------------------------------------------------------------------
          Balance at December 31, 2002  754,940     $1.82     675,000     $1.89
          ======================================================================


          The following table summarizes information for options currently outstanding and exercisable at December 31, 2002:

                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 --------------------------------------    ---------------------
                               Weighted-     Weighted-                 Weighted-
                                average       average                   average
   Exercise                    Remaining     Exercise                  Exercise
Price Range        Number        Life          Price        Number       Price
--------------------------------------------------------------------------------

$   1.00 - $1.06   575,000      4.43 years     $1.00         575,000       $1.00
    1.20 -  1.57    79,940      4.41 years      1.27         -              -
    7.00           100,000      3.00 years      7.00         100,000        7.00

--------------------------------------------------------------------------------
$  1.00 - $7.00    754,940      4.24 years     $1.82         675,000       $1.89
================================================================================

                              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                                 (formerly Educational Video Conferencing, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          The weighted-average fair value of options granted is as follows:


          Year ended December 31,                          2002         2001
          ------------------------------------------------------------------

          Fair value of each option granted            $    .57     $    .72
          ------------------------------------------------------------------

          Total number of options granted               639,400      234,750

          ------------------------------------------------------------------
               TOTAL FAIR VALUE OF ALL OPTIONS GRANTED $365,696     $168,316
          ==================================================================

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

3.6(a)[8] --   Certificate of Correction of Certificate of Designations of the
               Series B 7% Convertible Preferred of the Registrant.

3.6(b)[13]--   Certificate of Amendment of Certificate of Incorporation of the
               Registrant.

3.7[14]   --   Certificate of Designations of Series C 8% Convertible Preferred
               Stock of the Registrant.

3.8       --   Certificate of Correction of the Certificate of Incorporation of
               the Registrant.

4.1[1]    --   Form of Common Stock Purchase Warrant issued to investors in private placements and for services provided in connection with such private placements.

4.2[1]    --   Tayside Common Stock Purchase Warrant.

4.3[2]    --   Adelphi Common Stock Purchase Warrant.

4.4[2]    --   Form of Representative's Warrant Agreement (including Form of
               Representative's Warrant).

4.5[2]    --   Form of Common Stock Certificate.

4.6[4]    --   Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce R. Kalisch.

4.7[7]    --   Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.8[5]    --   Common Stock Purchase Warrant, dated February 3, 2000, issued to
               The Shaar Fund Ltd.

4.9[5]    --   Form of Finders' Warrant (relating to the issuance of warrants to purchase 3,870 shares of the Registrant's common stock).

4.10[8]   --   Form of Common Stock Purchase Warrant issued to purchasers of the
               Registrant's Series B 7% Convertible Preferred Stock.

4.11[10]  --   Form of Warrant issued to each seller of shares of ICTS, Inc.

4.12[14]  --   Form of Common Stock Purchase Warrant issued to purchasers of the
               Registrant's Series C 8% Convertible Preferred Stock.

4.13[15]  --   Warrant to purchase 50,000 shares of Common Stock of the
               Registrant issued to Rosenthal & Rosenthal, Inc. on July 12,
               2002.

4.17[15]  --   Form of Convertible Promissory Note due July 15, 2003, the
               originals of which were issued in July 2002 to accredited investors.

4.15[15]  --   Form of Common Stock Purchase Warrant issued in connection with the issuance of the Registrant's Convertible Promissory Notes due
               July 15, 2003.

10.1[3]   --   Lease Agreement between the Registrant and Realty Co. (doing business as Royal Realty), dated December 15, 1998.

10.2      --   Employment Agreement between the Registrant and Dr. Arol I.
               Buntzman, dated January 1, 2003.

10.3      --   Employment Agreement between the Registrant and Dr. John J.
               McGrath, dated January 1, 2003.

10.4      --   Employment Agreement between the Registrant and Richard
               Goldenberg, dated January 1, 2003.

10.5[17]  --   Amended and Restated 1998 Incentive Stock Option Plan of the
               Registrant.

10.6[12]  --   2001 Non-Qualified Stock Option Plan.

10.7      --   Form of Change in Control Agreement used for agreements the
               Registrant has with each of Dr. Arol I. Buntzman, Dr. John J.
               McGrath, and Richard Goldenberg, dated February 11, 2003.

10.8[1]   --   Form of Indemnification Agreement.

10.9      --   Agreement between Arol I. Buntzman and Richard and Bonnie
               Goldenberg, dated January 1, 2003.

10.10     --   Agreement between Arol I. Buntzman and John J. McGrath, dated
               January 1, 2003.

10.11[4]  --   Stock Purchase Agreement, dated January 14, 2000, among Bruce R.
               Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.12[8]  --   Form of Series B Stock Purchase Agreement.

10.13[8]  --   Amended and Restated Registration Rights Agreements, dated
               September 27, 2000, among Paloma Strategic Fund L.P. ("Paloma"),
               Seneca Capital International, Ltd. ("Seneca Ltd."), Seneca
               Capital, L.P. ("Seneca L.P."), Merced Partners Limited
               Partnership ("Merced"), Lakeshore International, Ltd.
               ("Lakeshore") and the Registrant.

10.14[8]  --   Amended and Restated Co-Sale Agreement, dated September 29, 2000, among Dr. Arol I. Buntzman, the Registrant, Paloma, Seneca Ltd.,
               Seneca L.P., Merced and Lakeshore.

10.15[10] --   Stock Purchase Agreement dated June 29, 2001 among Amee Devine,
               Taylor Devine, Louis Vescio and Margaret Vescio, ICTS, Inc.,
               Interboro Holding, Inc. and the Registrant.

10.16[10] --   Form of Letter Agreement dated as of June 29, 2001 pursuant to which David Vescio and Robert Vescio each sold 20,000 shares of ICTS, Inc. to Interboro Holding, Inc.

10.17[10] --   Letter Agreement dated as of July 1, 2001 among Amee Devine,
               Taylor Devine, Louis Vescio and Margaret Vescio, Interboro
               Holding, Inc. and the Registrant.

10.18[10] --   Stock Purchase Agreement dated as of July 2, 2001, effective July
               1, 2001, among Infrastructure & Environmental Private Equity Fund
               III, Environmental & Information Technology Private Equity Fund
               III and the Productivity Fund, L.P., Interboro Holding, Inc. and the Registrant.

10.19[11] --   Letter agreement dated August 17, 2001 among EVCI and Amaranth
               Trading LLC, Seneca Capital International, Ltd., Seneca Capital,
               L.P., Merced Partners Limited Partnership and Lakeshore
               International, Ltd. excluding Exhibits A and A-1, which, as executed, are Exhibits 10.18 and 10.19 below.

10.20[11] --   Secured Promissory Note dated August 17, 2001 among the
               Registrant and Amaranth Trading LLC, Seneca Capital
               International, Ltd., Seneca Capital, L.P., Merced Partners
               Limited Partnership and Lakeshore International, Ltd.

10.21[11] --   Escrow Agreement dated August 17, 2001 among the Registrant,
               Amaranth Trading LLC, Seneca Capital International, Ltd., Seneca
               Capital, L.P., Merced Partners Limited Partnership and Lakeshore
               International, Ltd. and Fischbein Badillo Wagner Harding.

10.22[14] --   Form of Subscription and Registration Rights Agreement for Series
               C preferred purchases.

10.23[15] --   Promissory Note for $550,000, dated July 12, 2002, and payable by the Registrant to Rosenthal & Rosenthal, Inc.

10.24[15] --   Guarantee by Interboro Institute, Inc., dated July 12, 2002, of the Registrant's $550,000 Promissory Note payable to Rosenthal &
               Rosenthal, Inc.

10.25[15] --   Form of the Registrant's Subscription and Registration Rights
               Agreement relating to the Registrant's Convertible Promissory
               Notes due July 15, 2003 and Common Stock Purchase Warrants issued with such Notes.

10.26[16] --   Stock Purchase Agreement dated October 16, 2002, between
               Interboro Holding Inc. and Digital Workforce Development Centers
               Inc.

10.27[16] --   Letter dated October 21, 2002 from Interboro Holding, Inc. to
               Ziad Kahn, Chairman and Chief Executive Officer of Digital
               Workforce Development Centers Inc.

10.28[18] --   Lease Agreement between the Registrant and 444 Realty Company, dated July 27, 1983, as amended by agreements dated June 20, 1988, June 1, 1992 and February 1, 1993.

10.29 [18]--   Lease Agreement between the Registrant and JUYI, Inc.,
               dated January 26, 2001.

23.1      --   Consent of Goldstein Golub Kessler LLP

99.1      --   Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2      --   Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

[14] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

[15] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2002.

[16] Incorporated by reference to the Registrant's Form 8-K dated October 21,
     2002.

[17] Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed December 31, 2002, Registration No. 333-102310.

[18] To be filed by amendment or as an exhibit to a subsequent report.