Form 10QSB
period 2003-03-31
EVCI CAREER COLLEGES INC
filed 2003-05-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,308,826 shares of Common Stock as of May 1, 2003.

                                TABLE OF CONTENTS



                                     PART I

                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS                                                PAGE

Consolidated Balance Sheet as of March 31, 2003 (unaudited) and as of December 31, 2002 (audited)...........................................  1

Consolidated Statement of Operations for the three month period ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited).............  2

Consolidated Statement of Cash Flows for the three month period ended
March 31, 2003 (unaudited) and March 31, 2002 (unaudited)...................  3

Notes to Consolidated Financial Statements..................................  4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Developments..................................................  8

Comparison of the three months ended
March 31, 2003 and March 31, 2002...........................................  8

Seasonality................................................................. 10

Liquidity and Capital Resources............................................. 10

Forward-Looking Statements and Risk Factors................................. 11

                                     PART II

                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION...................................................  13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................  14

SIGNATURES..................................................................  17

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                             MARCH 31, 2003      DECEMBER 31, 2002

                          ASSETS                                               (UNAUDITED)          (AUDITED)
Current assets:
     Cash and cash equivalents .............................................   $  1,684,628    $  2,622,485
     Accounts receivable, net of allowance for doubtful
     accounts of $50,000 ...................................................      3,447,947       1,644,364
     Note receivable .......................................................        100,000         100,000
     Prepaid expenses and other current assets .............................        149,297          82,004
                                                                               ------------    ------------
Total current assets .......................................................      5,381,872       4,448,853
Property and equipment, net ................................................      1,885,671       1,711,252
Restricted certificates of deposit .........................................        288,268         288,175
Goodwill ...................................................................      2,857,289       2,257,289
Other assets ...............................................................        228,739         228,739
                                                                               ------------    ------------
Total assets ...............................................................   $ 10,641,839    $  8,934,308
                                                                               ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .................................   $  2,132,314    $  1,194,804
     Deferred revenue ......................................................        957,619       1,875,507
     Notes payable .........................................................        990,246         963,309
     Accrued purchase price payable for Interboro ..........................        360,000         360,000
     Current portion of capitalized lease obligations ......................        117,272          78,008
                                                                               ------------    ------------
Total current liabilities ..................................................      4,557,451       4,471,628
     Accrued purchase price payable for Interboro, net of
     current portion .......................................................      1,837,331       1,237,331
     Capital lease obligations, net of current portion .....................         74,432         141,739
     Liabilities from discontinued operations ..............................         33,077          64,956
     Notes payable .........................................................        469,755         496,691
                                                                               ------------    ------------
Total liabilities ..........................................................      6,972,046       6,412,345

Stockholders' equity:
Preferred stock-$.001 par value: authorized 1,000,000
     shares:
Series B 7% Convertible Preferred Stock -- $100 stated value; 200,000 shares designated series B; issued
     and  outstanding 130,000 shares .......................................     12,880,412      12,820,618
Series C 8% Convertible Preferred Stock-$100 stated
     value:  20,000 shares designated series C; issued
     and outstanding none ..................................................             --              --
Common stock - $.0001 par value; authorized 20,000,000
     shares, issued  and outstanding 5,308,826 shares ......................            532             532
Additional paid-in capital .................................................     23,432,295      23,432,295
Accumulated deficit ........................................................    (32,643,446)    (33,731,482)
                                                                               ------------    ------------
Stockholders' equity .......................................................      3,669,793       2,521,963
                                                                               ------------    ------------
Total liabilities and stockholders' equity .................................   $ 10,641,839    $  8,934,308
                                                                               ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                        2003            2002
                                                     -----------    -----------
Net revenue ......................................   $ 5,947,330    $ 3,856,927
Other income .....................................        93,763         60,043
                                                     -----------    -----------
Total revenue ....................................     6,041,093      3,916,970
                                                     -----------    -----------
Operating expenses:
Cost of sales ....................................     1,270,585        814,771
Selling, general and administrative ..............     3,392,039      2,509,996
                                                     -----------    -----------
Total operating expenses .........................     4,662,624      3,324,767
Income  from operations ..........................     1,378,469        592,203
Other income (expense):
Interest expense .................................       (32,986)       (20,527)
Interest income ..................................        17,899          3,762
                                                     -----------    -----------
Income from continuing operations ................     1,363,382        575,438
Loss from discontinued operations ................            --       (134,293)
                                                     -----------    -----------
Income before provision for income taxes .........     1,363,382        441,145
Provision for income taxes .......................       215,550        118,000
                                                     -----------    -----------
Net income .......................................     1,147,832        323,145
Accreted value of series B preferred .............       (59,794)       (59,794)
Undeclared dividends on preferred series B .......      (227,500)      (227,500)
Dividends on preferred stock-series C ............            --         (6,253)
Accreted value Warrants-series C .................            --         (3,081)
                                                     -----------    -----------
Net income available to common stockholders ......   $   860,538    $    26,517
                                                     ===========    ===========
Earnings per common share:
BASIC
 Continuing operations ...........................   $      0.16    $      0.04
 Discontinued operations .........................  ($      0.00)  ($      0.03)
                                                     -----------    -----------
Net earnings  per common share ...................   $      0.16    $      0.01
                                                     ===========    ===========
DILUTED

 Continuing operations ...........................   $      0.14    $      0.04
 Discontinued operations .........................  ($      0.00)  ($      0.03)
                                                     -----------    -----------
Net earnings  per common share ...................   $      0.14    $      0.01
                                                     ===========    ===========

Weighted average of number of shares outstanding:
Basic ............................................     5,308,826      4,419,148
Diluted ..........................................     7,789,742      4,859,072

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2003              2002
                                                                                 -----------    -------------
Cash flows from operating activities:
Net income ...................................................................   $ 1,147,832    $   323,145
Adjustments to reconcile net income  to net cash used in operating activities:
Depreciation and amortization ................................................       201,006        117,231
Increase in accounts receivable ..............................................    (1,803,583)    (1,059,214)
Increase (decrease) in other assets ..........................................       (67,385)        28,736
Increase in accounts payable and accrued expenses ............................       937,510        371,156
Decrease in deferred revenue .................................................      (917,888)      (169,483)
Decrease in accrued costs related to discontinued operations .................       (31,879)       (62,049)
Increase in assets and liabilities from discontinued operations ..............            --       (179,329)
Decrease in accrued purchase price of Interboro ..............................            --       (207,741)
                                                                                 -----------    -----------
Net cash used in operating activities ........................................      (534,387)      (837,548)
                                                                                 -----------    -----------
Cash flows used in investing activities:
Deposits required ............................................................            --         (6,000)
Purchase of equipment ........................................................      (375,425)       (81,085)
Cash advanced for note receivable ............................................            --       (100,000)
                                                                                 -----------    -----------
Net cash used in investing activities ........................................      (375,425)      (187,085)
                                                                                 -----------    -----------
Cash flows from financing activities:
Principal payments under capital lease obligations ...........................       (28,045)         6,772
Net proceeds from issuance of preferred stock-series C .......................            --        425,764
Purchase of treasury stock ...................................................            --        (65,889)
                                                                                 -----------    -----------
Net cash provided by (used in) financing activities ..........................       (28,045)       366,647
                                                                                 -----------    -----------
Net decrease in cash and cash equivalents ....................................      (937,857)      (657,986)
Cash and cash equivalents at beginning of period .............................     2,622,485      2,342,282
                                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................................   $ 1,684,628    $ 1,684,296
                                                                                 ===========    ===========
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest .....................................................................   $    21,611    $     9,152
Taxes ........................................................................   $   143,894    $        --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Incorporated, formerly Educational Video Conferencing, Inc. and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro"), and Interboro Holding, Inc. References to "we," "our," and "us" mean EVCI and its subsidiaries unless the context requires otherwise. All intercompany balances and transactions have been eliminated.

We provide on-campus postsecondary college education, presently through Interboro. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in mid-town Manhattan and an extension center in Flushing, New York. In addition, Interboro opened two new college sites on September 30, 2002. One is in the Washington Heights section of Manhattan, New York City and the other is in Yonkers, New York. We acquired Interboro in January 2000.

Our multi-point video conferencing technology and services are being used on a limited basis to support an existing customer.

In July 2001, Interboro Holding, Inc. acquired all of the outstanding common stock of ICTS, Inc. (ICTS). In September 2002, the board of directors of ICTS decided to discontinue ICTS's operations (see Note 10).

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes in our accounting policies since December 31, 2002.

Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2002 and for the year then ended, and the notes thereto, in our 10-KSB for the year ended December 31, 2002.

NOTE 2 - EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          2003           2002
                                                    --------------   -----------
Basic weighted average number of common
shares outstanding .................................   5,308,826     4,419,148
Effect of assumed conversion of series B
preferred stock ....................................   2,480,916       439,924
                                                       ---------     ---------
Diluted weighted average number of shares of
common stock outstanding ...........................   7,789,742     4,859,072
                                                       =========     =========

NOTE 3 - REVENUE RECOGNITION

We recognize our income ratably over the semester in which courses are given and as services are performed. The total deferred revenue at March 31, 2003 was $957,619. This revenue will be recognized in the second quarter of 2003.

NOTE 4 - CONVERTED NOTES

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

NOTE 5 - PREFERRED STOCK

Our Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share. On September 22, 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. As a result of our issuance of additional common stock for less than $6.75 per share and common stock purchase warrants that are exercisable below $6.75 per share, the conversion price has been adjusted to $5.24 as of September 5, 2002. In September 2003, the conversion price will reset to the lower of $6.75 and the then current market price of our common stock, but not lower than $3.375.

As permitted by the terms of the Series B preferred, our board of directors has not declared any dividends on this stock. At March 31, 2003, cumulative undeclared dividends amount to approximately $1,386,000.

NOTE 6 - NOTES PAYABLE

In August 2001, our Series B preferred stockholders consented to an amendment of EVCI's certificate of incorporation, which permitted us to reclassify the Series B stock as permanent equity. Additionally, the Series B preferred stockholders waived their right to receive payment of previously undeclared dividends on their shares. In consideration, we issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note is payable on September 22, 2003, and is secured by the common stock of Interboro. Furthermore, Interboro has guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors.

In July 2002, we received $550,000 for a promissory note at 10% interest for 36 months. This note is secured by a letter of credit for $250,000, which is secured by a certificate of deposit of $250,000. In addition the holder received 50,000 warrants to purchase our common stock at $1.50 per common share.

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

NOTE 8 - EMPLOYEE STOCK OPTIONS

EVCI has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If EVCI had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, EVCI's net income and net income per common share would approximate the pro forma amounts shown in the following table:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              2003              2002
                                                           --------------   -----------
Reported net income                                         $   1,147,832   $   323,145
Deduct: total stock-based employee compensation
expense determined under fair-value based method for
all awards, net of related tax effects:                           (23,277)      (98,483)
                                                            -------------   -----------
Pro forma net income                                        $   1,124,555   $   224,663
                                                            =============   ===========
Reported net income per common share:
     Basic                                                  $   0.16        $   0.01
     Diluted                                                $   0.14        $   0.01
Pro forma net income per common share:
     Basic                                                  $   0.16        $   0.01
     Diluted                                                $   0.14        $   0.01

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136%, risk-free interest rates ranging from 3.08% to 4.14% and an expected life of 3 to 5 years from the date of vesting.

NOTE 9 - NOTE RECEIVABLE

This consists of a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies. The note was issued to evidence our loan made in the third quarter of 2002. The note is due September 30, 2003 and bears interest at 8% per annum. The note is convertible into shares of JIA common stock. We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA's earnings) of JIA's common stock at $1.00 per share, subject to adjustment. No value has been assigned to the warrants. We gave JIA the right to market EVCI's e-learning content and to be issued warrants to purchase EVCI's common stock if JIA purchases more than $2,000,000 of EVCI's e-learning content by September 30, 2003. Through March 31, 2003, JIA has not purchased any e-learning content from EVCI.

NOTE 10 - DISCONTINUED OPERATIONS

On September 30, 2002, ICTS decided to stop offering courses at its four sites. The board of directors of ICTS recommended the shutdown of ICTS' operations because of its current, as well as future predictions for, continuing losses. As a result, this segment's revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from discontinued operations" for 2002. ICTS' net revenue for the three-month period ended March 31, 2002 was $2,167,000.

NOTE 11 - PURCHASE PRICE PAYABLE FOR INTERBORO

On January 14, 2000, EVCI through its wholly owned subsidiary, Interboro Holding Inc. acquired the outstanding shares of Interboro for $672,500 plus 50% of Interboro's earnings before interest, taxes, debt and amortization ("EBITDA") for the three years ending December 31, 2001, 2002, and 2003. The $672,500 is payable out of 20% of EBITDA each year. We have offset the $162,000 payable in 2002 (which equals 20% of 2001 EBITDA), by approximately $137,000 for claims we have for undisclosed liabilities. For the year ended December 31, 2001, 50% of EBITDA was approximately $405,000 and has been accrued. For the year ended December 31, 2002, 50% of EBITDA was approximately $853,000 and has been accrued. Through December 31, 2002, we had paid approximately $207,000 and accrued approximately $1,597,000 of purchase price. For the quarter ended March 31, 2003 we have accrued an additional $600,000 of purchase price. Portions of the 50% EBITDA are payable out of subsequent years' EBITDA or in future installment payments. Legal proceedings regarding our calculation of EBITDA are described in Item 3 of Part I of our 10-KSB for our fiscal year ended December 31, 2002, and Item 5 of Part II of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2002. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to ICTS, except as expressly stated otherwise. References in the discussion to EVCI mean our general corporate and limited multi-point video conferencing activities.

FIRST QUARTER DEVELOPMENTS

o Interboro's spring enrollment increased to approximately 1,800 full time students from 1,400 in the spring of 2002. This increase includes 250 full time students at Washington Heights and 75 full time students at our Yonkers campus.

o The New York State Education Department conducted a review of all of Interboro's sites. We were informed at the exit interview that in the judgment of the reviewers, the curriculum, teaching and quality of faculty fully met accepted collegiate standards.

o Interboro's course outlines, syllabi, course examinations, and required textbooks for 35 courses were evaluated by academic department chairpersons, or their designees, from more than 15 colleges and universities in the New York metropolitan area. The Interboro courses that were reviewed were validated in their rigor, methodology and content to be equivalent and worthy of transfer credit at those colleges and universities.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 (FIRST QUARTER 2003) TO THREE MONTHS ENDED MARCH 31, 2002 (FIRST QUARTER 2002)

Net revenues for first quarter 2003 increased 54%, or $ 2,090,000, to $5,947,000 from $3,857,000 for the first quarter 2002. The 2003 quarter net revenue is comprised of: $5,877,000 at Interboro and $70,000 at EVCI. The 2002 first quarter revenue is comprised of $3,820,000 at Interboro and $37,000 at EVCI. Interboro's full time enrollment increased to approximately 1,800 for the first quarter 2003 from 1,400 in the first quarter 2002. Net revenues for our second and third quarters 2003 are not expected to be as high as our first quarter 2003 because our enrollments for the summer semester are typically significantly lower than in the fall and spring semesters.

Other income increased by $34,000 to $93,000 for the first quarter 2003 from $60,000 for the first quarter 2002. The difference is attributable to increases in enrollment applications received by Interboro.

Cost of sales increased by 56%, or $456,000, to $1,271,000 for the first quarter 2003 from $815,000 for the first quarter 2002. The net increase was due to hiring additional support staff, adjunct professors and full time instructors to support the growth at Interboro. Of this increase, $196,000 relates to our new sites in Washington Heights and Yonkers. As a percentage of our net revenue, cost of sales was 21% for quarter 2003 and 2002.

Salaries and benefits increased by 25%, or $295,000, to $1,490,000 for the first quarter 2003 from $1,195,000 for the first quarter 2002. The increase is attributable to a $172,000 for more support staff at Interboro that was required to manage its growth and $123,000 related to the opening of the Washington Heights and Yonkers sites. At March 31, 2003, Interboro had 153 full time employees, 98 adjunct instructors and 33 part time employees as compared to 120 full time employees, 40 adjunct instructors and 14 part time employees at March 31, 2002.

Marketing, brochures and student registration costs increased by $242,000 to $461,000 for the first quarter 2003 from $219,000 for first quarter 2002. The increase in marketing costs was primarily for additional subway, radio and newspaper advertisements including $61,000 for our new sites.

Professional fees and consulting fees increased by $72,000 to $290,000 for the first quarter 2003 from $218,000 for the first quarter 2002, including as result of compliance with new SEC rules.

Depreciation and amortization increased to $201,000 for the first quarter 2003 from $117,000 for the first quarter 2002. The increase relates mostly to leasehold improvements and computer purchases to expand the enrollment capacity at our Flushing site and to open our Washington Heights and Yonkers sites.

Other expenses increased by $155,000 to $916,000 for the first quarter 2003 from $761,000 for the first quarter 2002. These costs are comprised of: EVCI, $129,000 and Interboro, $787,000 in the first quarter 2003, versus EVCI, $320,000 and Interboro, $441,000 in the first quarter 2002. At EVCI, the net decrease of $191,000 is primarily due to: an $85,000 reduction in investor relations costs, a $36,000 reduction in premises and equipment lease expenses, a $30,000 reduction in travel expenses, and a $40,000 reduction in general overhead items. The increase at Interboro of $346,000 is made up of the following: $127,000 of rent for additional space required to hold classes, $93,000 for insurance coverage, $32,000 for office supplies, $23,000 for internet and communication costs and $71,000 of general overhead items to support the expansion of Interboro.

Interest income increased by $14,000 to $18,000 for the first quarter 2003 from $4,000 for the first quarter 2002, due to our improved cash flow from Interboro.

Interest and financing costs increased to $33,000 in the first quarter 2003 from $21,000 in the first quarter 2002. The $12,000 increase is for interest payable under the $550,000 promissory note we issued in July 2002.

Income from operations increased by $786,000 to $1,378,000 for the first quarter 2003 from $592,000 for the first quarter 2002 primarily because the incremental increase in our enrollments was much greater than the cost to us of servicing this increase.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash used in operating activities for the three months ended March 31, 2003 was $535,000 compared to $837,000 for the three months ended March 31, 2002. The improvement of $302,000 is comprised mostly of $908,000 of increases in our income after adjusting for non-cash items such as depreciation and amortization totaling $83,000 and an increase in our accounts payable and accrued expenses of $571,000. In addition, we made no payment in the first quarter 2003 of any purchase price for Interboro but did pay $207,000 of purchase price in the first quarter 2002. Furthermore, the first quarter 2003 cash uses were not impacted by ICTS as compared to the $179,000 attributable to ICTS in first quarter 2002. These improvements were offset by an increase in our accounts receivable of $744,000, a decrease in our deferred revenue of $749,000 and a $100,000 increase in other assets.

INVESTING ACTIVITIES

Cash used in investing activities increased by $188,000 to $375,000 for the three months ended March 31, 2003 from $187,000 for the three months ended March 31, 2002. The net capital expenditures of $375,000 in 2003 were for leasehold improvements and computer equipment to support Interboro's growth at existing and new sites. The net capital expenditures in first quarter 2002 were $81,000, primarily for computers. In addition, we received a note from JIA for $100,000 in first quarter 2002.

FINANCING ACTIVITIES

Net cash used in financing activities in first quarter 2003 was $28,000 due to the payments related to our capitalized leases. We did not receive any funds from financings in first quarter 2003, as compared to the $425,000 we received in the first quarter 2002. We also did not purchase shares of our common stock in first quarter 2003 as compared to purchases costing $66,000 in first quarter 2002.

Based on current plans and assumptions relating to our current operations, we anticipate that our cash flow from our operations will be sufficient to satisfy our operating cash requirements at least until March 31, 2004. These requirements include payment of principal and accrued interest of approximately

$990,000 under our promissory note payable to our Series B preferred holders on September 22, 2003, and approximately $360,000 due as payment of additional purchase price to the former owner of Interboro.

However, we believe our cash from operations will only be sufficient to pay a portion of the up to $1,820,000 of undeclared dividends on our Series B preferred, if any, that we may be required to accrue and pay in September 2003. We expect to have the cash to pay the balance of these dividends using EVCI's cash from operations in 2004.

We would require additional cash to finance the TAP deferral, if approved by New York's governor, that is discussed in Item 5 of this report. We could also require additional cash to pay any significant amount that exceeds the $360,000 of additional Interboro purchase price if there is an adverse resolution of the ongoing arbitration and court proceeding we are involved in with Bruce R. Kalisch.

Accordingly, our ability to satisfy our cash requirements until March 31, 2004 depends on whether and to the extent our current assumptions regarding our cash position are affected by the risk factors discussed above and below in this report and in our 10-KSB for 2002. We, therefore, are actively seeking additional financing.

Developments since March 31, 2003 that are affecting, and could further affect, our cash flow and financing activities are discussed in Item 5 of this report.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements and financial discussion and analysis by our management contained in this 10-QSB that are not historical facts are forward-looking statements. These include statements above in this Item 2 and in Item 5 below that are qualified by the phrase "based on our current plans and assumptions." They reflect management's current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed briefly below. Additional details regarding those risk factors can be found in our 10-KSB for our year ended December 31, 2002. If any of those or other risks actually occur, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

     o Our prior history of net losses may reoccur if we cannot generate more revenue than our expenses and any extraordinary changes.

     o The seasonality of our enrollments is expected to produce significant variations in our results from quarter to quarter.

     o Our ability to operate and grow may depend on our ability to obtain substantial additional financing.

     o Interboro is subject to extensive federal and New York State regulation because it depends on substantial federal and state funds in order to operate.

     o Changes in the amount or timing of TAP program disbursements (including the deferral discussed in Item 5 of this report) could materially impede Interboro's ability to operate.

     o Future delays in the approval of the New York State budget that includes TAP funding could adversely affect Interboro's operations.

     o Terrorist activity, or the threat of it, in New York City could adversely affect Interboro.

     o Interboro's problems with regulators, that occurred prior to our acquiring it, could reoccur and adversely affect its operations.

     o  The impact of unionization of certain Interboro employees is not known.

     o EVCI and Interboro depend on key management personnel to operate and grow.

     o The outcome of our ongoing arbitration and court proceeding with the former owner of Interboro regarding management fees paid to EVCI by Interboro could have a material adverse affect on us.

     o Future litigation against us by regulatory agencies or other parties could have a material adverse effect on our business.

     o A change in control of EVCI could adversely affect Interboro's participation in Pell and TAP.

     o A change in control of EVCI would adversely affect EVCI's ability to fully utilize its net operating loss carry-forwards.

     o Interboro's inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

     o  Failure to effectively manage our growth could hurt our business.

     o In a prolonged economic downturn, it could become more difficult for us to operate and grow.

     o If our common stock is delisted from Nasdaq, the liquidity of our common stock and our ability to raise additional capital and make acquisitions could be adversely affected.

     o Our management and other principal stockholders, by acting together, can probably control our business and policies without the approval of other stockholders.

     o Future sales of shares of our common stock by existing stockholders could have an adverse effect on market price of our common stock and our ability to obtain additional financing.

     o Our share price has ranged greatly since we went public and may be very volatile in the future.

     o Provisions of law, our certificate of incorporation and by-laws and agreements could discourage takeover attempts and other investments in our common stock.

     o Our classified board limits stockholder voting for the election and removal of directors.

     o Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.


                                     PART II

                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Our common stock price has rebounded sufficiently to permit it to remain listed on Nasdaq, as indicated in our press release dated April 29, 2003, and filed as
Exhibit 99.1 to this report. The improvement in our stock price has also resulted in warrant and option exercises that have provided EVCI with proceeds of $464,000 through May 9, 2003.

In May 2003, the New York State Senate and Assembly passed a State budget that would keep the level of TAP awards the same for the State's next fiscal year. The budget, however, provides that the Higher Education Services Corporation ("HESC"), acting on behalf of the State, may delay, until no later than August 2004, up to 30% of the TAP awards for the summer 2003, fall 2003, and spring 2004 semesters. Governor Pataki may sign or veto this budget in the near future. If the Governor uses his veto, the Senate and Assembly may vote to override his veto.

If the current proposed budget provisions regarding TAP become law and the maximum deferral is made by HESC, Interboro would need to obtain debt or equity financing to cover the shortfall caused by the deferral. Based on our current plans and assumptions regarding our enrollments and TAP eligibility, we believe the shortfall could total between $2.7 million and $3.5 million by August 2004. On an ongoing basis, the deferral would represent approximately 20% of our cash flow. Our ability to obtain financing will, in significant part, depend on perceptions regarding HESC's ability and commitment to pay the deferred amount earned by Interboro by the deferral due date. HESC has advised that New York State has never defaulted on a TAP obligation. Our search for financing will include working with other colleges similarly situated and with the Association of Proprietary Colleges. While we believe we should be able to obtain financing, if needed to cover these potential TAP deferrals, our failure to do so would result in our not having sufficient cash to satisfy our operating cash requirements.

In May 2003, at a hearing before a Special Referee, EVCI and Bruce R. Kalisch reached an agreement, that was read into the record, permitting Interboro to transfer to EVCI up to $117,500 per month provided Mr. Kalisch is paid $35,000 per month out of the funds transferred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

     EXHIBIT NO.*          DESCRIPTION OF EXHIBIT
     -----------           ----------------------
       3.1[1]     --   Certificate of Incorporation of the Registrant.

       3.1(a)[3]  --   Certificate of Amendment to Certificate of Incorporation
                       of the Registrant.

       3.2[12]    --   Amended and Restated By-Laws of the Registrant.

       3.3[1]     --   Certificate of Merger of Educational Video Conferencing,
                       Inc. (a New York Corporation) into the Registrant (a
                       Delaware Corporation).

       3.4[1]     --   Certificate of Correction of the Certificate of
                       Incorporation of the Registrant.

       3.5[7]     --   Certificate Eliminating Reference to Series A 7.5%
                       Convertible Preferred Stock from the Certificate of
                       Incorporation of the Registrant.

       3.6[8]     --   Certificate of Designations of Series B 7% Convertible
                       Preferred Stock of the Registrant.

       3.6(a)[7]  --   Certificate of Correction of Certificate of Designations
                       of the Series B 7% Convertible Preferred of the
                       Registrant.

       3.6(b)[9]  --   Certificate of Amendment of Certificate of Incorporation
                       of the Registrant.

       3.7[10]    --   Certificate of Designations of Series C 8% Convertible
                       Preferred Stock of the Registrant.

       3.8[12]    --   Certificate of Correction of the Certificate of
                       Incorporation of the Registrant.

       4.1[1]     --   Form of Common Stock Purchase Warrant issued to investors
                       in private placements and for services provided in connection with such private placements.

       4.2[1]     --   Tayside Common Stock Purchase Warrant.

       4.3[2]     --   Adelphi Common Stock Purchase Warrant.

       4.4[2]     --   Form of Representative's Warrant Agreement (including
                       Form of Representative's Warrant).

       4.5[2]     --   Form of Common Stock Certificate.

       4.6[4]     --   Warrant Agreement, dated January 14, 2000, between the
                       Registrant and Bruce R. Kalisch.

       4.7[6]     --   Warrant Agreement, dated April 18, 2000, between the
                       Registrant and Peter J. Solomon Company Limited.

       4.8[5]     --   Common Stock Purchase Warrant, dated February 3, 2000,
                       issued to The Shaar Fund Ltd.

       4.9[5]     --   Form of Finders' Warrant (relating to the issuance of
                       warrants to purchase 3,870 shares of the Registrant's common stock).

       4.10[7]    --   Form of Common Stock Purchase Warrant issued to
                       purchasers of the Registrant's Series B 7% Convertible
                       Preferred Stock.

       4.11[8]    --   Form of Warrant issued to each seller of shares of ICTS,
                       Inc.

       4.12[10]   --   Form of Common Stock Purchase Warrant issued to
                       purchasers of the Registrant's Series C 8% Convertible
                       Preferred Stock.

       4.13[11]   --   Warrant to purchase 50,000 shares of Common Stock of the
                       Registrant issued to Rosenthal & Rosenthal, Inc. on July
                       12, 2002.

       4.14[11]   --   Form of Common Stock Purchase Warrant issued in
                       connection with the issuance of the Registrant's
                       Convertible Promissory Notes that were converted into Registrant's common stock in September 2002.

      10.1        --   Lease Agreement between the Registrant and 444 Realty
                       Company, dated July 27, 1983, as amended by agreements dated June 9, 1988, June 1, 1992, and February 1, 1993.

      10.2        --   Lease Agreement between the Registrant and JUYI, Inc.,
                       dated January 26, 2001.

      99.1        --   Press release, dated April 29, 2003, issued by registrant
                       to announce that registrant's common stock regained compliance with Nasdaq's minimum bid price requirement.

      99.2        --   Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      99.3        --   Certification of Chief Executive Officer and Chief
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

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[4]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[5]  Incorporated by reference to the Registrant's Form 8-K dated February 3,
     2000.

[6] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2000.

[7]  Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[8]  Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[9] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2001.

[10] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

[11] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2002.

[12] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2003
                               EVCI CAREER COLLEGES INCORPORATED


                                    /s/  RICHARD GOLDENBERG
                                    --------------------------------------------
                                By: Richard Goldenberg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NO.           DESCRIPTION OF EXHIBIT
     -----------           ----------------------

       3.1[1]     --   Certificate of Incorporation of the Registrant.

       3.1(a)[3]  --   Certificate of Amendment to Certificate of Incorporation
                       of the Registrant.

       3.2[12]    --   Amended and Restated By-Laws of the Registrant.

       3.3[1]     --   Certificate of Merger of Educational Video Conferencing,
                       Inc. (a New York Corporation) into the Registrant (a
                       Delaware Corporation).

       3.4[1]     --   Certificate of Correction of the Certificate of
                       Incorporation of the Registrant.

       3.5[7]     --   Certificate Eliminating Reference to Series A 7.5%
                       Convertible Preferred Stock from the Certificate of
                       Incorporation of the Registrant.

       3.6[8]     --   Certificate of Designations of Series B 7% Convertible
                       Preferred Stock of the Registrant.

       3.6(a)[7]  --   Certificate of Correction of Certificate of Designations
                       of the Series B 7% Convertible Preferred of the
                       Registrant.

       3.6(b)[9]  --   Certificate of Amendment of Certificate of Incorporation
                       of the Registrant.

       3.7[10]    --   Certificate of Designations of Series C 8% Convertible
                       Preferred Stock of the Registrant.

       3.8[12]    --   Certificate of Correction of the Certificate of
                       Incorporation of the Registrant.

       4.1[1]     --   Form of Common Stock Purchase Warrant issued to investors
                       in private placements and for services provided in connection with such private placements.

       4.2[1]     --   Tayside Common Stock Purchase Warrant.

       4.3[2]     --   Adelphi Common Stock Purchase Warrant.

       4.4[2]     --   Form of Representative's Warrant Agreement (including
                       Form of Representative's Warrant).

       4.5[2]     --   Form of Common Stock Certificate.

       4.6[4]     --   Warrant Agreement, dated January 14, 2000, between the
                       Registrant and Bruce R. Kalisch.

       4.7[6]     --   Warrant Agreement, dated April 18, 2000, between the
                       Registrant and Peter J. Solomon Company Limited.

       4.8[5]     --   Common Stock Purchase Warrant, dated February 3, 2000,
                       issued to The Shaar Fund Ltd.

       4.9[5]     --   Form of Finders' Warrant (relating to the issuance of
                       warrants to purchase 3,870 shares of the Registrant's common stock).

       4.10[7]    --   Form of Common Stock Purchase Warrant issued to
                       purchasers of the Registrant's Series B 7% Convertible
                       Preferred Stock.

       4.11[8]    --   Form of Warrant issued to each seller of shares of ICTS,
                       Inc.

       4.12[10]   --   Form of Common Stock Purchase Warrant issued to
                       purchasers of the Registrant's Series C 8% Convertible
                       Preferred Stock.

       4.13[11]   --   Warrant to purchase 50,000 shares of Common Stock of the
                       Registrant issued to Rosenthal & Rosenthal, Inc. on July
                       12, 2002.

       4.14[11]   --   Form of Common Stock Purchase Warrant issued in
                       connection with the issuance of the Registrant's
                       Convertible Promissory Notes that were converted into Registrant's common stock in September 2002.

      10.1        --   Lease Agreement between the Registrant and 444 Realty
                       Company, dated July 27, 1983, as amended by agreements dated June 9, 1988, June 1, 1992, and February 1, 1993.

      10.2        --   Lease Agreement between the Registrant and JUYI, Inc.,
                       dated January 26, 2001.

      99.1        --   Press release, dated April 29, 2003, issued by registrant
                       to announce that registrant's common stock regained compliance with Nasdaq's minimum bid price requirement.

      99.2        --   Certification of Chief Executive Officer and Chief
                       Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      99.3        --   Certification of Chief Executive Officer and Chief
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

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[4]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[5]  Incorporated by reference to the Registrant's Form 8-K dated February 3,
     2000.

[6] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2000.

[7]  Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[8]  Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[9] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2001.

[10] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

[11] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2002.

[12] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.