Form 10QSB
period 2003-06-30
EVCI CAREER COLLEGES INC
filed 2003-08-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,402,261 shares of Common Stock as of August 4, 2003.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
December 31, 2002 (audited).................................................   2

Consolidated Statement of Operations for the three month
and six month periods ended June 30, 2003 (unaudited) and
June 30, 2002 (unaudited)...................................................   3

Consolidated Statement of Cash Flows for the six month periods ended
June 30, 2003 (unaudited) and June 30, 2002 (unaudited).....................   4

Notes to Consolidated Financial Statements..................................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter developments.................................................  10

Comparison of the three months ended
June 30, 2003 and June 30, 2002.............................................  10

Comparison of the six months ended
June 30, 2003 and June 30, 2002.............................................  12

Seasonality.................................................................  13

Liquidity and capital resources.............................................  13

Forward-looking statements and risk factors.................................  14

ITEM 3. CONTROLS AND PROCEDURES ............................................  16

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................  17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  17

ITEM 5. OTHER INFORMATION...................................................  18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................  19

SIGNATURES..................................................................  23

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                              JUNE 30, 2003   DECEMBER 31, 2002
                                                                              -------------   -----------------
                          ASSETS                                              (UNAUDITED)        (AUDITED)
Current assets:
     Cash and cash equivalents .............................................   $    606,477    $  2,622,485
     Accounts receivable, net of allowance for doubtful
     accounts of $50,000 ...................................................      4,840,124       1,644,364
     Note receivable .......................................................        100,000         100,000
     Prepaid expenses and other current assets .............................        155,438          82,004
                                                                               ------------    ------------
Total current assets .......................................................      5,702,039       4,448,853
Property and equipment, net ................................................      1,764,725       1,711,252
Restricted certificates of deposit .........................................        289,267         288,175
Goodwill ...................................................................      3,057,288       2,257,289
Other assets ...............................................................        228,739         228,739
                                                                               ------------    ------------
Total assets ...............................................................   $ 11,042,058    $  8,934,308
                                                                               ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .................................   $  1,347,537    $  1,194,804
     Deferred revenue ......................................................      1,513,409       1,875,507
     Notes payable .........................................................      1,021,328         963,309
     Accrued purchase price payable for Interboro ..........................        265,000         360,000
     Current portion of capitalized lease obligations ......................         83,610          78,008
                                                                               ------------    ------------
Total current liabilities ..................................................      4,230,884       4,471,628
     Accrued purchase price payable for Interboro, net of
     current portion .......................................................      1,857,331       1,237,331
     Capital lease obligations, net of current portion .....................        129,922         141,739
     Liabilities from discontinued operations ..............................           --            64,956
     Notes payable .........................................................        438,671         496,691
                                                                               ------------    ------------

Total liabilities ..........................................................      6,656,808       6,412,345

Stockholders' equity:
Preferred stock-$.001 par value: authorized 1,000,000
     shares:
Series B 7% Convertible Preferred Stock -- $100 stated value; 200,000 shares designated series B; issued and outstanding 105,000 shares and 130,000
     shares respectively ...................................................     10,453,793      12,820,618
Series C 8% Convertible Preferred Stock -- $100 stated
     value; 20,000 shares designated series C; issued and
     outstanding none ......................................................           --              --
Common stock - $.0001 par value; authorized 20,000,000
     shares, issued  and outstanding 6,390,165 shares and
     5,308,826 respectively ................................................            641             532
Additional paid-in capital .................................................     26,663,577      23,432,295
Accumulated deficit ........................................................    (32,732,761)    (33,731,482)
                                                                               ------------    ------------
Stockholders' equity .......................................................      4,385,250       2,521,963
                                                                               ------------    ------------
Total liabilities and stockholders' equity .................................   $ 11,042,058    $  8,934,308
                                                                               ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,  SIX  MONTHS  ENDED JUNE 30,
                                                                  2003           2002          2003            2002
Net revenue ..............................................   $ 3,877,774    $ 3,314,859    $ 9,825,104    $ 7,171,786
Other income .............................................        41,639         20,459        135,402         80,502
                                                             -----------    -----------    -----------    -----------
Total revenue ............................................     3.919,413      3,335,318      9,960,506      7,252,288
                                                             -----------    -----------    -----------    -----------
Operating expenses:
Cost of revenue ..........................................     1,083,611        809,724      2,354,196      1,624,495
Selling, general and administrative ......................     2,940,088      2,572,482      6,332,127      5,082,478
                                                             -----------    -----------    -----------    -----------
Total operating expenses .................................     4,023,699      3,382,206      8,686,323      6,706,973
                                                             -----------    -----------    -----------    -----------
Income (loss)  from operations ...........................      (104,286)       (46,888)     1,274,183        545,315
Other income (expense):
Interest expense .........................................       (38,697)       (11,375)       (61,279)       (31,902)
Interest income ..........................................         9,548          4,645         17,043          8,407
                                                             -----------    -----------    -----------    -----------
Income (loss) from continuing operations .................      (133,435)       (53,618)     1,229,947        521,820
Income (loss) from discontinued operations ...............          --          161,346           --         (205,326)
                                                             -----------    -----------    -----------    -----------
Income (loss) before provision (benefit) for income taxes       (133,435)       107,728      1,229,947        316,495
Provision (benefit) for income taxes .....................      (100,000)        44,578        115,550        162,578
                                                             -----------    -----------    -----------    -----------
Net income (loss) ........................................       (33,435)        63,150      1,114,397        153,916
Accreted value of warrants and transaction costs .........       (55,881)       (59,794)      (115,675)      (119,588)
Undeclared dividends on preferred  stock Series B ........      (199,069)      (227,500)      (426,569)      (455,000)
Dividends on preferred stock-series C ....................          --             --             --           (6,253)
Accreted value Warrants-series C .........................          --             --             --           (3,081)
                                                             -----------    -----------    -----------    -----------
Net income (loss)available to common stockholders ........   $  (288,385)   $  (224,144)   $   572,153    $  (430,006)
                                                             ===========    ===========    ===========    ===========
Earnings (loss) per common share:
BASIC
Continuing operations ....................................   $     (0.05)   $     (0.08)   $      0.10    $     (0.05)
Discontinued operations ..................................   $      0.00    $      0.03    $      0.00    $     (0.04)
                                                             -----------    -----------    -----------    -----------
Net earnings (loss) per common share .....................   $     (0.05)   $     (0.05)   $      0.10    $     (0.09)
                                                             ===========    ===========    ===========    -----------

DILUTED
Continuing operations ....................................   $     (0.05)   $     (0.08)   $      0.07    $     (0.05)
Discontinued operations ..................................   $      0.00    $      0.03    $      0.00    $     (0.04)
                                                             -----------    -----------    -----------    -----------
Net earnings  per common share ...........................   $     (0.05)   $     (0.05)   $      0.07    $     (0.09)
                                                             ===========    ===========    ===========    ===========

Weighted average of number of shares outstanding:
Basic ....................................................     5,950,957      4,789,847      5,631,665      4,605,315
Diluted ..................................................     5,950,957      4,789,847      8,643,753      4,605,315

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                      2003              2002
Cash flows from operating activities:
Net income ...................................................................   $ 1,114,397    $   153,917
Adjustments to reconcile net income  to net cash used in operating activities:
Depreciation and amortization ................................................       417,500        244,499
Changes in operating assets and liabilities, net of effects of dispositions:
Increase in accounts receivable ..............................................    (3,195,760)    (1,267,886)
(Increase) decrease in prepaid expenses and other assets .....................       (78,436)        96,289
Increase (decrease) in accounts payable and accrued expenses .................       152,733        (21,681)
Decrease in deferred revenue .................................................      (362,098)       (34,009)
Increase in assets and liabilities from discontinued operations ..............       (64,956)      (309,012)
                                                                                 -----------    -----------
Net cash used in operating activities ........................................    (2,016,620)    (1,137,883)
                                                                                 -----------    -----------
Cash flows used in investing activities:
Deposits required ............................................................          --           (6,000)
Purchase of property and equipment ...........................................      (395,591)      (404,560)
Payment on accrued purchase price of Interboro ...............................      (275,000)      (207,741)
Cash advanced for note receivable ............................................          --         (100,000)
                                                                                 -----------    -----------
Net cash used in investing activities ........................................      (670,591)      (718,301)
                                                                                 -----------    -----------
Cash flows from financing activities:
Principal payments under capital lease obligations ...........................       (77,709)       126,303
Proceeds from exercise of warrants ...........................................       674,412           --
Proceeds from exercise of employee stock options .............................        74,500           --
Net proceeds from issuance of preferred stock-Series C .......................          --          419,474
Purchase of treasury stock ...................................................          --          (65,889)
                                                                                 -----------    -----------
Net cash provided by financing activities ....................................       671,203        479,888
                                                                                 -----------    -----------
Net decrease in cash and cash equivalents ....................................    (2,016,008)    (1,376,296)
Cash and cash equivalents at beginning of period .............................     2,622,485      2,342,282
                                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................................   $   606,477    $   965,986
                                                                                 ===========    ===========
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest .....................................................................   $    61,279    $    31,902
Taxes ........................................................................   $   144,944    $   118,495

Supplemental schedule of noncash financing activity:
Capital lease obligations incurred                                               $    71,495    $      --

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

On June 30, 2003, we stopped our remaining multi-point video conferencing technology and services activities.

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

                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 2003
                                                                ----------------

Basic weighted average number of common shares outstanding         5,631,665

Effect of assumed conversion of series B preferred stock           2,351,756

Effect of assumed conversion of outstanding options                  225,572

Effect of assumed conversion of outstanding warrants                 434,760
                                                                  ----------

Diluted weighted average number of shares of common
stock outstanding                                                  8,643,753
                                                                  ==========

Potential common stock has not been put into the computation of diluted earnings per share for the three month periods ended June 30, 2003, June 30, 2002 and for the six month period ended June 30, 2002 since the effect would be anti-dilutive.

NOTE 3 - REVENUE RECOGNITION

We recognize our revenue ratably over the semester in which courses are given and as services are performed. The total deferred revenue at June 30, 2003 was $1,513,409. This revenue will be recognized in the third quarter of 2003.

NOTE 4 - CONVERTED NOTES

In July 2002, we received proceeds of $498,750 from the issuance of convertible promissory notes and warrants. In September 2002, the notes were converted into 475,000 shares of our common stock at $1.05 per share, the fair value of our common stock when the notes were issued. The warrants are exercisable, until March 2005, for 475,000 shares of our common stock at $1.05 per share, subject to adjustment. A value of $22,619 has been allocated to the warrants and has been recognized as additional interest expense on the notes. The costs related to this transaction were approximately $13,000. In addition, 2,360 shares of the Company's common stock were issued in lieu of cash as interest on the notes. In May 2003, the warrants were exercised at $1.05 per share to purchase 406,190 shares for $426,500.

NOTE 5 - PREFERRED STOCK

Our Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share. On September 22, 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. As a result of our issuance of additional common stock for less than $6.75 per share and common stock purchase warrants that are exercisable below $6.75 per share, the conversion price has been adjusted to $5.24 as of September 5, 2002. On May 13, 2003, 25,000 Series B preferred shares were converted into 477,100 shares of common stock at $5.24 per share. In September 2003, the conversion price will reset to the lower of $6.75 and the then current market price of our common stock, but not lower than $3.375.

At June 30, 2003, cumulative undeclared dividends on our Series B preferred amount to approximately $1,586,000.

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

In July 2002, we received $550,000 for a promissory note at 10% interest for 36 months. This note is secured by a letter of credit for $250,000, which is collateralized by a restricted certificate of deposit of $250,000. In addition the holder received 50,000 warrants to purchase our common stock at $1.50 per common share. The note is payable in 23 monthly installments of principal and interest commencing July 2003 and a balloon payment for the balance.

NOTE 7 - INCOME TAXES

No provision for federal income taxes has been made for all periods presented since the Company recorded net operating loss carryforwards to offset taxable income. The Company recorded a deferred tax asset for the tax effect of the net operating loss carryforwards. These net operating losses have resulted in a deferred tax asset. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a full valuation allowance. The provision for income taxes consists of state and city taxes for Interboro.

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

                                               THREE-MONTHS    THREE-MONTHS      SIX-MONTHS     SIX-MONTHS
                                               ENDED           ENDED             ENDED          ENDED
                                               JUNE 30, 2003   JUNE 30, 2002     JUNE 30, 2003  JUNE 30, 2002


Reported net income (loss)                      $  (33,435)   $   63,150    $   1,114,397    $   153,916

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all
awards, net of related tax effects:                (23,277)      (98,829)         (46,555)      (282,479)
                                                ----------    ----------    -------------    -----------
Pro forma net income (loss)                     $  (56,712)   $  (35,679)   $   1,067,843    $   128,563
Reported net income (loss) per common share:
     Basic                                      $    (0.05)   $    (0.05)   $        0.10    $     (0.09)
     Diluted                                    $    (0.05)   $    (0.05)   $        0.06    $     (0.09)
Pro forma net income (loss) per common share:
     Basic                                      $    (0.05)   $    (0.07)   $        0.09    $     (0.15)
     Diluted                                    $    (0.05)   $    (0.07)   $        0.06    $     (0.15)

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

NOTE 9 - NOTE RECEIVABLE

This consists of a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies. The note was issued to evidence our loan made in the third quarter of 2002. The note is due September 30, 2003 and bears interest at 8% per annum. The note is convertible into shares of JIA common stock. We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA's earnings) of JIA's common stock at $1.00 per share, subject to adjustment. No value has been assigned to the warrants. We gave JIA the right to market EVCI's e-learning content and to be issued warrants to purchase EVCI's common stock if JIA purchases more than $2,000,000 of EVCI's e-learning content by September 30, 2003. Through June 30, 2003, JIA has not purchased any e-learning content from EVCI.

NOTE 10 - DISCONTINUED OPERATIONS

On September 30, 2002, ICTS, Inc. decided to stop offering courses at its four sites. The board of directors of ICTS recommended the shutdown of ICTS' operations because of its current, as well as future predictions for, continuing losses. As a result, this segment's revenue, cost of revenue and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from discontinued operations" for 2002. ICTS' net revenue for the three and six month periods period ended June 30, 2002 was $1,929,052 and $4,126,068. In addition, we have reclassified, a one time non-cash charge of $232,378 to reduce the carrying value of goodwill on ICTS, to discontinued operations for the six month period ended June 30, 2003.

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

For the year ended December 31, 2001, 50% of EBITDA was approximately $405,000 and has been accrued. For the year ended December 31, 2002, 50% of EBITDA was approximately $853,000 and has been accrued. Through December 31, 2002, we had paid approximately $207,000 and accrued approximately $1,597,000 of purchase price. For the six months ended June 30, 2003 we have accrued an additional $800,000 of purchase price and paid $275,000 which was due and payable. Beginning in April 2004, we are required to begin making eight consecutive equal quarterly payments of the accrued amounts, which totaled $2,122,000 as of June 30, 2003.

Legal proceedings, previously reported, regarding the calculation of EBITDA are ongoing.

NOTE 12 - SUBSEQUENT EVENTS

In July 2003, we borrowed an additional $50,000 from the holder of our $550,000 promissory note. This note was amended to increase the principal amount to $600,000 without changing any of its other terms.

Our receipt of an additional $3,000,000 of financing is described in Item 5 of
Part II of this report.

As a result of our improved financial condition, in August 2003 our board declared and we paid the dividends of $322,522, attributable to the 25,000 Series B preferred shares that were converted in May and 3,600 shares of Series B preferred that were converted in July 2003, all at $5.24 per share.

As a result of the issuances of our common stock referred to in Item 5 of Part II, the conversion price of the Series B preferred was adjusted to $4.76.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2002, and in conjunction with the financial statements and notes thereto for the three and six months periods ended June 30, 2003 and 2002, included with item 1 of this report. All numbers have been rounded and are approximate. Excluded from the discussion are all costs related to ICTS, except as expressly stated otherwise. References in the discussion to EVCI mean our general corporate and limited multi-point video conferencing activities.

SECOND QUARTER DEVELOPMENTS

o Interboro's summer enrollment increased 15% to approximately 1,080 full-time students from 947 full-time students in the summer of 2002. This increase includes 95 full-time students at Washington Heights campus and 34 full-time students at our Yonkers campus.

o The New York State Board of Regents notified Interboro that it had met the requirements for accreditation for the next five years.

o Interboro completed installing a new comprehensive information management system, Campus 2000. This system allows Interboro's multiple sites to more effectively and comprehensively track data regarding its students.

o Interboro hired a new vice president for admissions with extensive experience at for profit higher education schools operating in urban markets.

o The Higher Education Services Corporation, acting on behalf of the New York State Department of Education, notified all colleges which receive TAP awards that a deferral of 30% of TAP awards for the summer 2003, fall, 2003, and Spring, 2004, semesters will be made by deferring disbursement of the TAP award in the spring 2004 semester until August 1, 2004. Interboro's estimated TAP award deferral is expected to reach approximately $3,000,000 for those three semesters.

o The TAP deferral of $620,000 of awards for Interboro's Spring, 2003 semester was paid on schedule on July 21, 2003.

o We received gross proceeds of $721,000 from exercises of warrants and options to purchase 605,000 shares of our common stock.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30,
2002

Net revenues for second quarter 2003 increased 17%, or $563,000, to $3,878,000 from $3,315,000 for the second quarter 2002. Interboro's full time enrollment increased to approximately 1,080 for the second quarter 2003 from 947 in the second quarter 2002. Net revenues for our second and third quarters are impacted by seasonally lower attendance.

Other income increased by $22,000 to $42,000 for the second quarter 2003 from $20,000 for the second quarter 2002. The difference is attributable to increases in enrollment applications received by Interboro.

Cost of revenue increased by 34%, or $270,000, to $1,084,000 for the second quarter 2003 from $810,000 for the second quarter 2002. The net increase was due to hiring additional support staff, adjunct professors and full time instructors to support the growth at Interboro. Of this increase, $191,000 relates to our new sites in Washington Heights and Yonkers. As a percentage of our net revenue, cost of revenue was 28% and 24% for second quarter 2003 and 2002.

Salaries and benefits increased by 4%, or $51,000, to $1,356,000 for the second quarter 2003 from $1,305,000 for the second quarter 2002. The increase results from a reduction of payroll at our corporate headquarters of $172,000 and an increase in payroll at Interboro of $223,000. This increase at Interboro is attributable to additional support staff at Interboro that was required to manage its growth and includes $120,000 related to the opening of the Washington Heights and Yonkers sites. At June 30, 2003, Interboro had 151 full time employees, 74 adjunct instructors and 46 part time employees as compared to 110 full time employees, 42 adjunct instructors and 16 part time employees at June 30, 2002.

Marketing, brochures and student registration costs increased by $294,000 to $405,000 for the second quarter 2003 from $111,000 for second quarter 2002. The increase in marketing costs was primarily for additional subway, bus, radio, flyers and newspaper advertisements including $43,000 for our two newest sites.

Professional fees and consulting fees decreased by $164,000 to $112,000 for the second quarter 2003 from $276,000 for the second quarter 2002. The decrease includes $70,000 at EVCI for technical training and $54,000 at Interboro for computer support as well as reduced legal, accounting and consulting services.

Depreciation and amortization increased to $213,000 for the second quarter 2003 from $127,000 for the second quarter 2002. The increase relates mostly to leasehold improvements and computer purchases to expand the enrollment capacity at our Flushing site and to open our Washington Heights and Yonkers sites.

Other expenses increased by $100,000 to $854,000 for the second quarter 2003 from $754,000 for the second quarter 2002. These costs are comprised of: EVCI, $165,000 and Interboro, $689,000 in the second quarter 2003, versus EVCI, $238,000 and Interboro, $516,000 in the second quarter 2002. At EVCI, the net decrease of $73,000 is primarily due to: a $21,000 reduction in investor relations costs, a $20,000 reduction in insurance, a $45,000 reduction in travel and a net increase in other expenses of $13,000. The increase at Interboro of $173,000 is made up of the following: rental cost of Washington Heights of $42,000, $15,000 for additional insurance coverage, $30,000 for equipment rental and storage and $86,000 of general overhead items to support the expansion of Interboro.

Interest income increased by $5,000 to $ 10,000 for the second quarter 2003 from $5,000 for the second quarter 2002, due to our improved cash flow from Interboro.

Interest and financing costs increased to $39,000 in the second quarter 2003 from $11,000 in the second quarter 2002. The $28,000 increase relates to interest on additional capital leases and on our $550,000 note payable that was issued in July 2002.

Loss from operations increased by $57,000 to $104,000 for the second quarter 2003 from $47,000 for the second quarter 2002. These losses are primarily due to the seasonality of our business and costs of expansion.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

Net revenues for the first six months 2003 increased 37%, or $2,653,000 to $9,825,000 from $7,172,000 for the first six months 2002. Interboro's full time enrollment increased to approximately 2,880 for the first six months 2003 from 2,347 in the first six months 2002.

Other income increased by $54,000 to $135,000 for the first six months 2003 from $81,000 for the first six months 2002. The difference is attributable to increases in enrollment applications received by Interboro.

Cost of revenue increased by 45 %, or $730,000, to $2,354,000 for the first six months 2003 from $1,624,000 for the first six months 2002. The net increase was due to hiring additional support staff, adjunct professors and full time instructors to support the growth at Interboro. Of this increase, $384,000 relates to our new sites in Washington Heights and Yonkers. As a percentage of our net revenue, cost of revenue was 24% and 23 % for the first six months of 2003 and 2002.

Salaries and benefits increased by 14%, or $347,000, to $2,847,000 for the first six months 2003 from $2,500,000 for the first six months 2002. The increase results from a reduction of payroll at our corporate headquarters of $358,000 and an increase in payroll at Interboro of $705,000. This increase at Interboro is attributable to additional support staff at Interboro that was required to manage its growth and includes $242,000 related to the opening of the Washington Heights and Yonkers sites.

Marketing, brochures and student registration costs increased by $567,000 to $896,000 for the first six months 2003 from $329,000 for first six months 2002. The increase in marketing costs was primarily for additional subway, bus, radio, flyers and newspaper advertisements including $114,000 for our new sites.

Professional fees and consulting fees decreased by $92,000 to $401,000 for the first six months of 2003 from $493,000 for the first six months 2002. This decrease includes $58,000 at EVCI for technical training and $34,000 at Interboro for computer support as well as reduced legal, accounting and consulting services.

Depreciation and amortization increased to $418,000 for the first six months 2003 from $244,000 for the first six months 2002. The increase relates mostly to leasehold improvements and computer purchases to expand the enrollment capacity at our Flushing site and to open our Washington Heights and Yonkers sites.

Other expenses increased by $255,000 to $1,770,000 for the first six months 2003 from $1,515,000 for the first six months 2002. These costs are comprised of:
EVCI, $295,000 and Interboro, $1,475,000 in the first six months 2003, versus EVCI, $559,000 and Interboro, $956,000 in the first six months 2002. At EVCI, the net decrease of $264,000 is primarily due to: a $20,000 decrease resulting from a reduction in rental space, a $20,000 reduction in insurance coverage, a $104,000 reduction in investor relations costs, a $70,000 reduction in travel expenses, a $25,000 reduction in equipment rental expenses, and a $25,000 reduction in general overhead items. The increase at Interboro of $519,000 is made up of the following: $101,000 of rent for additional space required to hold classes and for our new recruiting office, $78,000 for our new site in Washington Heights, $108,000 for insurance coverage, $46,000 for office supplies, $25,000 for internet and communication costs, $39,000 for equipment rental costs and $122,000 of general overhead items to support the expansion of Interboro.

Interest income increased by $9,000 to $17,000 for the first six months 2003 from $8,000 for the first six months 2002, due to our improved cash flow from Interboro.

Interest and financing costs increased to $61,000 in the first six months 2003 from $32,000 in the first six months 2002. The $29,000 increase is relates to interest on capital leases and interest on our $550,000 note payable.

Income from operations increased by $729,000 to $1,274,000 for the first six months 2003 from $545,000 for the first six months 2002, primarily because the incremental increase in our enrollments was much greater than the cost to us of servicing this increase.

SEASONALITY

Interboro's revenue varies seasonally as a result of changes in the level of its student enrollment. Interboro traditionally has experienced a greater seasonal increase in enrollments for the fall semester over the spring semester. However, due to our expansion and progress in increasing new enrollment and retention of Interboro students, we had record enrollment for the spring and summer semesters. Although we have a summer semester at Interboro and we encourage year-round attendance at all sites, enrollment during the summer is significantly lower than the remainder of the year. As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash used in operating activities for the six months ended June 30, 2003 was $2,016,000 compared to $1,138,000 for the six months ended June 30, 2002. The increase in cash used in operating activities of $878,000 is comprised principally of $1,133,000 of increases in our income after adjusting for non-cash items such as depreciation and amortization totaling $174,000, which is offset by an increase in our accounts receivable of $1,928,000.

INVESTING ACTIVITIES

Cash used in investing activities was $742,000 for the first six months 2003 compared to $718,000 for the six months ended June 30, 2002. Expenditures of $467,000 in 2003 were for leasehold improvements and computer equipment to support Interboro's growth at existing and new sites. We also paid an additional $67,000 of the purchase price for Interboro. The expenditures for the first six months of 2002 were $405,000, primarily for computers. In addition, we received a note from JIA for $100,000 in first six months of 2002.

FINANCING ACTIVITIES

Net cash provided by financing activities in the first six months 2003 was $721,000 compared to $480,000 for the first six months ended June 30, 2002. We received the $721,000 from exercises of warrants and options: $673,500 from warrants to purchase 530,750 shares of common stock and $74,500 from non-executive employee stock options to purchase 74,500 shares of common stock.

Since June 30, 2003, we have received an additional $3,050,000 from financing activities described in Note 12 in Item 1 of Part I and Item 5 of Part II of this report. Based on current plans and assumptions relating to our current operations, we anticipate that our cash flow from our operations will be sufficient to satisfy our operating cash requirements at least until June 30, 2004.

However, we may require additional cash, on a short term basis, to finance the TAP deferral that is discussed in Item 1 of this report under the caption "Second quarter developments" and in the risk factors below.

Furthermore, our cash from operations may only be sufficient to pay a portion of the up to $1,443,000 of undeclared dividends on our Series B preferred that we may be required to accrue and pay in September 2003. We expect to have the cash to pay the balance of these dividends using EVCI's cash from operations in 2004.

Accordingly, our ability to satisfy our cash requirements until June 30, 2004 depends on whether and to the extent our current assumptions regarding our cash position are affected by the risk factors discussed above and below in this report and in our 10-KSB for 2002. We, therefore, are actively seeking additional financing.

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

o Any significant decrease in Interboro's new student enrollments or its retention of existing students would have a material adverse effect on Interboro.

o Interboro is subject to extensive federal and New York State regulation because it depends on substantial federal and state grants in order to operate.

o Changes in the amount or timing of TAP program disbursements (including the deferral discussed above) could materially impede Interboro's ability to operate.

o Future delays in the approval of the New York State budget that includes TAP funding could adversely affect Interboro's operations.

o If we require and cannot obtain additional financing to finance any TAP deferral, Interboro's business could be adversely affected.

o Interboro's retention rates may not be sufficient for it to receive the requisite approval from the New York State Department of Education to open new college sites.

o Terrorist activity, or the threat of it, in New York City could adversely affect Interboro.

o Interboro's problems with regulators, that occurred prior to our acquiring it, could reoccur and adversely affect its operations.

o It is not possible to predict the results of continuing negotiations with the union representing certain Interboro employees.

o A strike, work stoppage or picketing by union employees could have a material adverse effect on Interboro.

o    EVCI and Interboro depend on key management personnel to operate and grow.

o The outcome of our ongoing arbitration with the former owner of Interboro regarding management fees paid to EVCI by Interboro could have a material adverse affect on us.

o Future litigation against us by regulatory agencies or other parties could have a material adverse effect on our business, including potential litigation by our Series B preferred holders seeking payment of undeclared dividends on their shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the second quarter, we issued 1,006,839 unregistered shares of our common stock in the following transactions:

       DESCRIPTION (DATE)             NO. OF SHARES ISSUED       PRICE PER SHARE
       ------------------             --------------------       ---------------

Warrant exercises                           406,190                   $1.05
(4/28/03 - 5/1/03)

Warrant exercises                           123,549                   $2.00
(5/16/03 - 5/29/03)

Conversion of Series B preferred stock      477,100                   $5.24
(5/13/03)

     None of these transactions required the payment of any selling commissions.

     The shares issued upon exercise of warrants were issued to accredited investors and, accordingly, were exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Regulation D of the SEC.

     The shares issued upon conversion of Series B preferred stock were exempt from registration under the Act in reliance upon Section 3(a)(9) of the Act. No remuneration was paid or given directly or indirectly in connection with the conversion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At EVCI's annual meeting held on May 28, 2003, the stockholders voted as follows:

     1. For the election of class 1 directors to hold office until the 2006 annual meeting. The voting for each nominee was:

         NAME                           VOTES FOR              VOTES WITHHELD
         ----                           ---------              --------------
         Dr. Arol I. Buntzman           4,435,458                   6,850
         Philip M. Getter               4,431,433                  10,875
         Dr. Donald Grunewald           4,435,458                   6,850

     2. Against an amendment to EVCI's Certificate of Incorporation to eliminate the ability of stockholders to take action by written consent in lieu of a stockholders' meeting. The amendment was defeated because the proposal failed to receive a majority of the outstanding shares of common stock:

           VOTES FOR                   VOTES AGAINST                ABSTAINED
           ---------                   -------------                ---------
           2,010,564                      127,560                     9,260

     3. For ratifying the appointment of Goldstein Golub Kessler LLP as independent auditors for the 2003 fiscal year:

           VOTES FOR                   VOTES AGAINST                ABSTAINED
           ---------                   -------------                ---------
           4,391,508                      49,350                      1,450

ITEM 5. OTHER INFORMATION

     On August 1, 2003, we sold 943,396 shares (the "Shares") of our common stock and warrants (the "Warrants") to purchase an additional 235,850 shares of our common stock to institutional investors for $2,000,000. The proceeds will be used for expansion of Interboro existing sites and for working capital. The common stock and warrants were issued as follows:

                                                          Shares of Common Stock
       Buyer                 Shares of Common Stock       Underlying Warrants
--------------------------------------------------------------------------------
Aquamarine Fund Inc.                  471,698                       117,925
Tilson Offshore Fund, L.P.             56,604                        14,151
Tilson Growth Fund, L.P.              415,094                       103,774
                          ------------------------------------------------------
                                      943,396                       235,850
                          ======================================================


     The purchase price of the Shares and the Warrant exercise price is $2.12 per share, which is the average closing bid price of our common stock for the 10 consecutive trading days through August 1, 2003. The Warrant exercise price is subject to customary antidilution adjustments for stock splits, dividends, recapitalizations, mergers and reclassifications. The Warrants expire on the earlier of August 1, 2008, or 10 business days after notice is given by us to the Warrant holder at any time after August 1, 2006 provided we give this notice within 10 business days after the closing bid price of our common stock is more than $5.00 per share for ten consecutive trading days.

     Our issuances of the Shares and Warrants are transactions that are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act and Regulation D of the SEC.

     In an unrelated transaction, on August 4, 2003, Interboro Institute, Inc. borrowed $1,000,000 from North Fork Bank that is repayable in three years in equal monthly installments of principal and interest. Repayment is guaranteed by EVCI and secured by EVCI's and Interboro's assets, including a pledge of Interboro's outstanding shares. $999,255 of the proceeds were used to prepay in full the $910,000, secured promissory note payable to the holders of our Series B preferred stock.

     Neither transaction required the payment of any selling commissions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT NO.*     DESCRIPTION OF EXHIBIT

3.1[1]    Certificate of Incorporation of the Registrant.

3.1(a)[3] Certificate of Amendment to Certificate of Incorporation of the Registrant.

3.2[12]   Amended and Restated By-Laws of the Registrant.

3.3[1] Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.4[1] Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.5[7] Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.6[8] Certificate of Designations of Series B 7% Convertible Preferred Stock of the Registrant.

3.6(a)[7] Certificate of Correction of Certificate of Designations of the Series
          B 7% Convertible Preferred of the Registrant.

3.6(b)[9] Certificate of Amendment of Certificate of Incorporation of the Registrant.

3.7[10] Certificate of Designations of Series C 8% Convertible Preferred Stock of the Registrant.

3.8[12] Certificate of Correction of the Certificate of Incorporation of the Registrant.

4.1[1] Form of Common Stock Purchase Warrant issued to investors in private placements and for services provided in connection with such private placements.

4.2[1]    Tayside Common Stock Purchase Warrant.

4.3[2]    Adelphi Common Stock Purchase Warrant.

4.4[2] Form of Representative's Warrant Agreement (including Form of Representative's Warrant).

4.5[2]    Form of Common Stock Certificate.

4.6[4] Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce R. Kalisch.

4.7[6] Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.8[5] Common Stock Purchase Warrant, dated February 3, 2000, issued to The Shaar Fund Ltd.

4.9[5] Form of Finders' Warrant (relating to the issuance of warrants to purchase 3,870 shares of the Registrant's common stock).

4.10[7] Form of Common Stock Purchase Warrant issued to purchasers of the Registrant's Series B 7% Convertible Preferred Stock.

4.11[8]   Form of Warrant issued to each seller of shares of ICTS, Inc.

4.12[10] Form of Common Stock Purchase Warrant issued to purchasers of the Registrant's Series C 8% Convertible Preferred Stock.

4.13[11] Warrant to purchase 50,000 shares of Common Stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.14[11] Form of Common Stock Purchase Warrant issued in connection with the issuance of the Registrant's Convertible Promissory Notes that were converted into Registrant's common stock in September 2002.

4.15 Form of registrant's Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

10.1[13] Lease Agreement between the Registrant and 444 Realty Company, dated July 27, 1983, as amended by agreements dated June 9, 1988, June 1, 1992, and February 1, 1993.

10.2[13] Lease Agreement between the Registrant and JUYI, Inc., dated January 26, 2001.

10.3 Promissory Note for $1,000,000, dated August 4, 2003, payable by registrant to North Fork Bank.

10.4 Form of registrant's Subscription and Registration Rights Agreement relating to registrant's August 1, 2003 issuance of common stock and warrants.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

[13] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2003
                                   EVCI CAREER COLLEGES INCORPORATED

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

                                  EXHIBIT INDEX


EXHIBIT NO.*     DESCRIPTION OF EXHIBIT

3.1[1]    Certificate of Incorporation of the Registrant.

3.1(a)[3] Certificate of Amendment to Certificate of Incorporation of the Registrant.

3.2[12]   Amended and Restated By-Laws of the Registrant.

3.3[1] Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.4[1] Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.5[7] Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.6[8] Certificate of Designations of Series B 7% Convertible Preferred Stock of the Registrant.

3.6(a)[7] Certificate of Correction of Certificate of Designations of the Series
          B 7% Convertible Preferred of the Registrant.

3.6(b)[9] Certificate of Amendment of Certificate of Incorporation of the Registrant.

3.7[10] Certificate of Designations of Series C 8% Convertible Preferred Stock of the Registrant.

3.8[12] Certificate of Correction of the Certificate of Incorporation of the Registrant.

4.1[1] Form of Common Stock Purchase Warrant issued to investors in private placements and for services provided in connection with such private placements.

4.2[1]    Tayside Common Stock Purchase Warrant.

4.3[2]    Adelphi Common Stock Purchase Warrant.

4.4[2] Form of Representative's Warrant Agreement (including Form of Representative's Warrant).

4.5[2]    Form of Common Stock Certificate.

4.6[4] Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce R. Kalisch.

4.7[6] Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.8[5] Common Stock Purchase Warrant, dated February 3, 2000, issued to The Shaar Fund Ltd.

4.9[5] Form of Finders' Warrant (relating to the issuance of warrants to purchase 3,870 shares of the Registrant's common stock).

4.10[7] Form of Common Stock Purchase Warrant issued to purchasers of the Registrant's Series B 7% Convertible Preferred Stock.

4.11[8]   Form of Warrant issued to each seller of shares of ICTS, Inc.

4.12[10] Form of Common Stock Purchase Warrant issued to purchasers of the Registrant's Series C 8% Convertible Preferred Stock.

4.13[11] Warrant to purchase 50,000 shares of Common Stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.14[11] Form of Common Stock Purchase Warrant issued in connection with the issuance of the Registrant's Convertible Promissory Notes that were converted into Registrant's common stock in September 2002.

4.15 Form of registrant's Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

10.1[13] Lease Agreement between the Registrant and 444 Realty Company, dated July 27, 1983, as amended by agreements dated June 9, 1988, June 1, 1992, and February 1, 1993.

10.2[13] Lease Agreement between the Registrant and JUYI, Inc., dated January 26, 2001.

10.3 Promissory Note for $1,000,000, dated August 4, 2003, payable by registrant to North Fork Bank.

10.4 Form of registrant's Subscription and Registration Rights Agreement relating to registrant's August 1, 2003 issuance of common stock and warrants.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

[13] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2003.