Form 10QSB
period 2003-09-30
EVCI CAREER COLLEGES INC
filed 2003-11-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 1-14827`

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,779,258 shares of Common Stock as of November 5, 2003.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                     PAGE

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
December 31, 2002 (audited)..........................................................................1

Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)..............................2

Consolidated Statement of Cash Flows for the nine month periods ended
September 30, 2003 (unaudited) and September 30, 2002 (unaudited)....................................3

Notes to Consolidated Financial Statements...........................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Third quarter developments...........................................................................9

Comparison of the three months ended
September 30, 2003 and September 30, 2002............................................................10

Comparison of the nine months ended
September 30, 2003 and September 30, 2002............................................................11

Seasonality..........................................................................................13

Liquidity and capital resources......................................................................13

Forward-looking statements and risk factors..........................................................14

ITEM 3. CONTROLS AND PROCEDURES .....................................................................16

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................16

SIGNATURES...........................................................................................20


               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                                            SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                                            ------------------      -----------------
                          ASSETS
                                                                               (UNAUDITED)             (AUDITED)
Current assets:
     Cash and cash equivalents ............................................   $  3,146,655          $  2,622,485
     Accounts receivable, net of allowance for doubtful accounts
     of $50,000 ...........................................................      8,674,799             1,644,364
     Note receivable ......................................................         76,500               100,000
     Prepaid expenses and other current assets ............................        574,813                82,004
                                                                              ------------          ------------
Total current assets ......................................................     12,472,767             4,448,853
Property and equipment, net ...............................................      1,578,118             1,711,252
Restricted certificates of deposit ........................................        290,295               288,175
Note receivable, net of current portion ...................................         23,500                  --
Goodwill ..................................................................      3,212,289             2,257,289
Other assets ..............................................................        228,739               228,739
                                                                              ------------          ------------
Total assets ..............................................................   $ 17,805,708          $  8,934,308
                                                                              ============          ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ................................   $  1,762,148          $  1,194,804
     Accrued dividends payable ............................................      1,419,600                  --
     Deferred revenue .....................................................      5,860,390             1,875,507
     Notes payable ........................................................        475,413               963,309
     Accrued purchase price payable for Interboro .........................        562,000               360,000
     Current portion of capitalized lease obligations .....................        111,611                78,008
                                                                              ------------          ------------
Total current liabilities .................................................     10,191,162             4,471,628
     Accrued purchase price payable for Interboro, net of current
     portion ..............................................................      1,685,331             1,237,331
     Capital lease obligations, net of current portion ....................        135,313               141,739
     Liabilities from discontinued operations .............................           --                  64,956
     Notes payable ........................................................      1,085,456               496,691
                                                                              ------------          ------------
Total liabilities .........................................................     13,097,262             6,412,345
Stockholders' equity:
Preferred stock-$.001 par value: authorized 1,000,000
     shares: ..............................................................           --                    --
Series B 7% Convertible Preferred Stock -- $100 stated
     value; 200,000 shares designated series B; issued and
     outstanding -0- shares and 130,000 shares, respectively ..............           --              12,820,618
Series C 8% Convertible Preferred Stock -- $100 stated value; 20,000 shares designated series C; issued and
     Outstanding none .....................................................           --                    --
Common stock - $.0001 par value; authorized
     20,000,000 shares: issued  and outstanding
     10,506,495 and 5,308,826 shares, respectively ........................          1,050                   532
Additional paid-in capital ................................................     39,176,898            23,432,295
Accumulated deficit .......................................................    (34,469,502)          (33,731,482)
                                                                              ------------          ------------
Stockholders' equity ......................................................      4,708,446             2,521,963
                                                                              ------------          ------------
Total liabilities and stockholders' equity ................................   $ 17,805,708          $  8,934,308
                                                                              ============          ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30, NINE  MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------- --------------------------------
                                                        2003              2002            2003            2002
                                                   --------------    ------------    ------------    ------------
  Net revenue .....................................   $  4,320,910    $  3,081,485    $ 14,146,014    $ 10,253,271
  Other income ....................................        154,126          57,944         289,528         138,446
                                                      ------------    ------------    ------------    ------------
  Total revenue ...................................      4,475,036       3,139,429      14,435,542      10,391,717
                                                      ------------    ------------    ------------    ------------
  Operating expenses:
  Cost of revenue .................................        980,600         796,339       3,334,796       2,420,834
  Selling, general and administrative .............      3,381,068       2,893,954       9,713,195       7,976,432
                                                      ------------    ------------    ------------    ------------
  Total operating expenses ........................      4,361,668       3,690,293      13,047,991      10,394,266
                                                      ------------    ------------    ------------    ------------
  Income (loss)  from operations ..................        113,368        (550,864)      1,387,551          (5,549)
  Other income (expense):
  Interest expense ................................        (33,193)        (66,029)        (94,472)        (97,931)
  Interest income .................................          3,362           7,320          20,405          15,727
                                                      ------------    ------------    ------------    ------------
  Income (loss) from continuing operations ........         83,537        (609,573)      1,313,484         (87,753)
  Loss from discontinued operations ...............           --          (194,387)           --          (167,334)
  Loss from disposal of discontinued operations ...           --        (1,327,891)           --        (1,560,269)
                                                      ------------    ------------    ------------    ------------
  Income (loss) before provision (benefit) for Income
  taxes ...........................................         83,537      (2,131,851)      1,313,484      (1,815,356)
  Provision (benefit) for income taxes ............          4,450         (64,861)        120,000          97,717
                                                      ------------    ------------    ------------    ------------
  Net income (loss) ...............................         79,087      (2,066,990)      1,193,484      (1,913,073)
  Accreted value of warrants and transaction  costs..      (63,707)        (59,793)       (179,382)       (179,380)
  Dividends on preferred  stock Series B ..........       (203,764)       (227,500)       (630,333)       (682,500)
  Dividends on preferred stock-Series C ...........           --              --              --            (6,253)
  Accreted value Warrants-series C ................           --              --              --            (3,081)
                                                      ------------    ------------   -------------    ------------
  Income (loss)available to common stockholders ...   $   (188,384)   $ (2,354,283)   $    383,769    $ (2,784,287)
                                                      ============    ============    ============    ============
  Income (loss) per common share:
  BASIC
  Continuing operations ...........................   $      (0.03)   $      (0.16)   $       0.06    $      (0.22)
  Discontinued operations .........................   $       0.00    $      (0.31)   $       0.00    $      (0.37)
                                                      ------------    ------------    ------------    ------------
  Income (loss) per common share ..................   $      (0.03)   $      (0.47)   $       0.06    $      (0.59)
                                                      ============    ============    ============    ============
  DILUTED
  Continuing operations ...........................   $      (0.03)   $      (0.16)   $       0.06    $      (0.22)
  Discontinued operations .........................   $       0.00    $      (0.31)   $       0.00    $      (0.37)
                                                      ------------    ------------    ------------    ------------
  Income  per common share ........................   $      (0.03)   $      (0.47)   $       0.06    $      (0.59)
                                                      ============    ============    ============    ============

  Weighted average of number of shares outstanding:
  Basic ...........................................      7,397,576       4,971,365       6,226,771       4,728,672
  Diluted .........................................      7,397,576       4,971,365       6,969,582       4,728,672

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                           2003            2002
Cash flows from operating activities:                                                  -----------     ------------
Net income (loss) ..................................................................   $ 1,193,484    ($1,913,073)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of discontinued operations ........................................          --        2,120,477
Depreciation and amortization ......................................................       618,958        377,859
Loss on disposal of assets .........................................................          --            8,841
Amortization of intangibles ........................................................          --           13,912
Non-cash consulting services .......................................................        22,050         18,900
Non-cash interest and finance charge ...............................................          --           27,415
Changes in operating assets and liabilities, net of effects of dispositions:
Increase in accounts receivable ....................................................    (7,030,435)    (5,246,109)
Decrease in accounts receivable other ..............................................          --           34,585
Increase in prepaid expenses and other current assets ..............................      (492,809)      (403,222)
Increase in other assets ...........................................................          --          (79,755)
Increase in accounts payable and accrued expenses ..................................       567,344      1,219,201
Increase in deferred revenue .......................................................     3,984,883      2,060,410
Increase (decrease) in accrued costs related to discontinued operations ............       (64,956)         8,877
                                                                                       -----------    -----------
Net cash used in operating activities ..............................................    (1,201,481)    (1,751,682)
                                                                                       -----------    -----------
Cash flows used in investing activities:
Proceeds from assets held for resale ...............................................          --            6,323
Investment in restricted certificate of deposit ....................................        (2,120)      (250,000)
Purchase of property and equipment .................................................      (380,586)      (383,695)
Payment on accrued purchase price of Interboro .....................................      (305,000)      (207,741)
Cash advanced for note receivable ..................................................          --         (100,000)
                                                                                       -----------    -----------
Net cash used in investing activities ..............................................      (687,706)      (935,113)
                                                                                       -----------    -----------
Cash flows from financing activities:
Principal payments under capital lease obligations .................................       (78,061)      (212,159)
Principal payments of notes payable ................................................      (949,131)          --
Net proceeds from note payable .....................................................     1,050,000        550,000
Net proceeds from issuance of convertible promissory note ..........................          --          485,750
Proceeds from issuance of common stock .............................................     2,000,000           --
Proceeds from exercise of warrants and options .....................................       773,071           --
Dividends paid on Series B preferred ...............................................      (332,522)          --
Legal fees paid upon conversion of preferred stock - Series B ......................       (50,000)          --
Net proceeds from issuance of preferred stock-Series C .............................          --          425,764
Purchase of treasury stock .........................................................          --          (65,889)
                                                                                       -----------    -----------
Net cash provided by financing activities ..........................................     2,413,357      1,183,466
                                                                                       -----------    -----------
Net decrease in cash and cash equivalents ..........................................       524,170     (1,503,329)
Cash and cash equivalents at beginning of period ...................................     2,622,485      2,342,282
                                                                                       -----------    -----------
Cash and cash equivalents at end of period .........................................   $ 3,146,655    $   838,953
                                                                                       ===========    ===========
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest ...........................................................................   $    89,996    $    23,119
Taxes ..............................................................................       144,944         20,743
Property and equipment transferred from held for resale to operations ..............          --          169,755
Supplemental schedule of noncash financing activity:
Capital lease obligations incurred .................................................       105,238        251,740
Conversion of convertible promissory notes to common Stock .........................          --          498,750

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Incorporated and its wholly owned subsidiaries, Interboro Institute, Inc. ("Interboro"), and Interboro Holding, Inc. References to "we," "our," and "us" mean EVCI and its subsidiaries unless the context requires otherwise. All intercompany balances and transactions have been eliminated.

We provide on-campus postsecondary college education through Interboro. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree and has a main campus in mid-town Manhattan and an extension center in Flushing, New York. In addition, Interboro has two other college sites, one in the Washington Heights section of Manhattan, New York City and the other in Yonkers, New York. We acquired Interboro in January 2000.

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


                                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
Basic weighted average number of common shares outstanding                                  6,226,771
Effect of assumed conversion of outstanding options                                           311,377
Effect of assumed exercise of outstanding warrants                                            431,434
                                                                                              -------
Diluted weighted average number of shares of common stock outstanding                       6,969,582
                                                                                            =========

Potential common stock has not been included in the computation of diluted earnings per share for the three month periods ended September 30, 2003, September 30, 2002 and for the nine month period ended September 30, 2002 since the effect would be anti-dilutive.

At September 30, 2003, there were also warrants outstanding to purchase 242,100 shares of common stock that are not included in the foregoing table and that could potentially dilute basic EPS in the future.

NOTE 3 - REVENUE RECOGNITION

We recognize our revenue ratably over the semester in which courses are given and as services are performed. The total deferred revenue at September 30, 2003 was $5,860,000. Of this deferral approximately $5,800,000 will be recorded as revenue in the fourth quarter of 2003.

NOTE 4 - PREFERRED STOCK

Our Series B preferred stock was initially convertible into shares of our common stock at $13.50 per share. On September 22, 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. As a result of our issuance of additional common stock for less than $6.75 per share and common stock purchase warrants that are exercisable below $6.75 per share, the conversion price was adjusted to $5.24 as of September 5, 2002.

On May 13, 2003, 25,000 Series B preferred shares were converted into 477,100 shares of common stock at $5.24 per share.

On July 1, 2003, 3,600 Series B preferred shares were converted into 68,700 shares of common stock at $5.24 per share. Dividends of $332,552 were paid on the 28,600 converted shares in August 2003. As a result of the settlement discussed in our Form 8-K filed October 14, 2003, regarding the automatic conversion of its $7,140,000 face amount Series B preferred shares on September 22, 2003, in October 2003, we issued 950,000 shares of common stock to Amaranth Trading L.L.C. and 1,165,555 shares of common stock to institutional and other investors. The conversion price was $3.375 per share.

On September 27, 2003, $2,000,000 face amount of our Series B preferred stock owned by two holders was automatically converted into 592,593 shares of common stock at $3.375 per share.

On September 29, 2003, $1,000,000 face amount of our Series B preferred stock owned by two holders was automatically converted into 296,297 shares of common stock at $3.375 per share. Unpaid dividends on our Series B preferred stock was $1,419,600 at September 30, 2003. In October, 2003, these dividends were declared and paid.

Accordingly, all shares of Series B preferred have been converted into our common stock and all dividends have been paid on the Series B preferred.

NOTE 5 - NOTES PAYABLE

In August 2001, our Series B preferred stockholders consented to an amendment of EVCI's certificate of incorporation, which permitted us to reclassify the Series B stock as permanent equity. Additionally, the Series B preferred stockholders waived their right to receive payment of previously undeclared dividends on their shares. In consideration, we issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note was payable on September 22, 2003, and was secured by the common stock of Interboro. Furthermore, Interboro guaranteed payment of the note and secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors. This note was fully paid in August 2003.

In July 2002, we received $550,000 for a promissory note that is repayable with 10% interest in 36 months. The note is secured by a letter of credit for $250,000, which is collateralized by a restricted certificate of deposit of $250,000. In addition, the holder received 50,000 warrants to purchase our common stock at $1.50 per common share. In August 2003, we borrowed an additional $50,000 and, accordingly, the note was increased by $50,000 to $600,000. The note is payable in 23 monthly installments of principal and interest of approximately $13,000, that commenced July 2003, with the balance of approximately $130,000 due in August 2005.

In August 2003, Interboro received $1,000,000 from a bank for a 6% note that is repayable in three years in equal monthly installments of principal and interest. Repayment is guaranteed by EVCI and secured by EVCI's and Interboro's assets, including a pledge of Interboro's outstanding shares. $999,255 of the proceeds were used to prepay in full the $910,000, secured promissory note payable, plus accrued interest, to the holders of our Series B preferred stock.

NOTE 6 - INCOME TAXES

No provision for federal income taxes has been made for all periods presented since the Company recorded net operating loss carryforwards to offset taxable income. The Company recorded a deferred tax asset for the tax effect of the net operating loss carryforwards. These net operating losses have resulted in a deferred tax asset. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a full valuation allowance. We have approximately $25 million of net operating loss carryforwards that we currently can utilize without significant limitation. Future changes in ownership could substantially limit eventual utilization of these net operating loss carryforwards. The provisions for income taxes consists of state and city taxes for Interboro.

NOTE 7 - EMPLOYEE STOCK OPTIONS

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


                                                 THREE-MONTHS      THREE-MONTHS        NINE-MONTHS        NINE-MONTHS
                                               ENDED SEPTEMBER   ENDED SEPTEMBER     ENDED SEPTEMBER    ENDED SEPTEMBER
                                                  30, 2003          30, 2002             30, 2003          30, 2002
                                               ---------------   ---------------   ------------------   ----------------
Reported net income (loss)                      $   79,087         (2,066,990)     $   1,193,484          (1,913,073)

Deduct: total stock-based employee
compensation expense determined under
fair-value based method for all
awards, net of related tax effects:                (23,277)          (141,239)           (69,832)           (423,718)
                                                ----------      -------------      -------------       -------------
Pro forma net income (loss)                     $   55,810      $  (2,208,229)         1,123,652          (2,336,791)
                                                ==========      =============      =============       =============
Reported net income (loss) per common share:
     Basic                                      $    (0.03)     $       (0.47)       $      0.06        $      (0.59)
     Diluted                                    $    (0.03)     $       (0.47)       $      0.06        $      (0.59)
Pro forma net income (loss) per common share:
     Basic                                      $    (0.03)     $       (0.50)       $      0.05        $      (0.68)
     Diluted                                    $    (0.03)     $       (0.50)       $      0.05        $      (0.68)


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

NOTE 8 - NOTE RECEIVABLE

This is a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies. The note bears interest at 8% per annum. Interest was current at September 30, 2003. We agreed to extend the due date of the note from September 30, 2003 to December 31, 2004, with principal payments beginning October 2003. The note is convertible into shares of JIA common stock. We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA's earnings) of JIA's common stock at $1.00 per share, subject to adjustment. No value has been assigned to the warrants.

NOTE 9 - DISCONTINUED OPERATIONS

On September 30, 2002, ICTS, Inc. decided to stop offering courses at its four sites. The board of directors of ICTS recommended the shutdown of ICTS' operations because of its current, as well as future predictions for, continuing losses. As a result, this segment's revenue, cost of revenue and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption "Loss from discontinued operations" for 2002. ICTS' net revenue for the three and nine month periods period ended September 30, 2002 was $1,473,661 and $5,599,729. In addition, we have reclassified, a one time non-cash charge of $232,378 to reduce the carrying value of goodwill on ICTS, to discontinued operations for the nine month period ended September 30, 2002.

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

For the year ended December 31, 2001, 50% of EBITDA was approximately $405,000, which was accrued. For the year ended December 31, 2002, 50% of EBITDA was approximately $853,000, which was accrued. Through December 31, 2002, we had paid approximately $207,000 and accrued approximately $1,597,000 of purchase price. For the nine months ended September 30, 2003 we have accrued an additional $955,000 of purchase price and paid $305,000 which was due and payable. In April 2004, we are required to begin making eight consecutive equal quarterly payments of the accrued amounts, which totaled $2,247,000 as of September 30, 2003.

Legal proceedings, previously reported in our Form 10-KSB for the year ended December 31, 2002, regarding the calculation of EBITDA are ongoing.

NOTE 11-STOCKHOLDERS' EQUITY

On August 1, 2003, we sold 943,396 shares of our common stock and warrants to purchase an additional 235,850 shares of our common stock to the following institutional investors for $2,000,000. The proceeds will be used for expansion of Interboro existing sites and for working capital.

                                                        Shares of Common Stock
        Buyer                 Shares of Common Stock     Underlying Warrants
--------------------------------------------------------------------------------
Aquamarine Fund Inc.                  471,698                   117,925
Tilson Offshore Fund, L.P.             56,604                    14,151
Tilson Growth Fund, L.P.              415,094                   103,774
                              --------------------------------------------------
                                      943,396                   235,850
                              ==================================================

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

NOTE 12-SUBSEQUENT DEVELOPMENTS

Interboro obtained a line of credit to finance the deferred portion of TAP grants. Advances will be made in the bank's discretion and will be limited to 50% of the amounts deferred provided the outstanding advances do not exceed $1.5 million. Interest will be floating at the bank's prime rate plus 1%. There are no commitment fees. This line will expire September 1, 2004, subject to renewal in the bank's discretion. EVCI is the guarantor of the line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2002, and in conjunction with the financial statements and notes thereto for the three and nine months periods ended September 30, 2003 and 2002, included with item 1 of this report. All numbers have been rounded and are approximate. Excluded from the discussion are all costs related to ICTS, except as expressly stated otherwise. References in the discussion to EVCI mean our general corporate and limited multi-point video conferencing activities.

THIRD QUARTER DEVELOPMENTS

o Interboro's fall enrollment increased 31% to approximately 2,300 full-time students from 1,750 full-time students in the fall of 2002. This increase includes 350 full-time students at Washington Heights campus and 105 full-time students at our Yonkers campus.

o We resolved all issues relating to the automatic conversion of our Series B preferred shares.

o EVCI received gross proceeds of $2,000,000 from the sale of our common stock and the issuance of warrants in transactions described in Note 11 of Part I of this report..

o EVCI paid the promissory note of $910,000 plus accrued interest that was owed to holders of our Series B preferred shares with the proceeds of a $1,000,000 bank loan, described in Note 5 of Item 1 of this Part I.

o We received an arbitration award of $86,000, including interest against the former stockholders of ICTS Inc.

o Our drop out rate for the first few weeks of the fall semester was down to 3% from an historical rate of 8%, due to additional retention strategies that were implemented in the third quarter.

o Our Manhattan main campus lease was extended for 10 years expiring January 31, 2014. The extension includes an additional 10,000 square feet of space that is expected to become available for use during the spring semester and brings the total to 38,000 square feet at our main campus.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net revenues for third quarter 2003 increased 40%, or $1,240,000, to $4,321,000 from $3,081,000 for the third quarter 2002. Interboro's full time enrollment increased to approximately 2,300 for the third quarter 2003 from 1,750 in the third quarter 2002. Classes started the first week of September at all sites but Yonkers.

Other income increased by $96,000 to $154,000 for the third quarter 2003 from $58,000 for the third quarter 2002. The difference is attributable to an arbitration award to EVCI of $86,000, including interest, against the previous owners of ICTS and $10,000 relating to increases in enrollment applications received by Interboro.

Cost of revenue increased by 23%, or $185,000, to $981,000 for the third quarter 2003 from $796,000 for the third quarter 2002. The net increase was for support staff and adjunct professors to support the growth at Interboro. Of the increase, $104,000 relates to our new sites in Washington Heights and Yonkers. Cost of revenue includes the salaries but not the benefits of our full time and adjunct instructors. At September 30, 2003, we had 33 full time instructors and 71 adjunct instructors as compared to 28 full time instructors and 50 adjunct instructors at September 30, 2002. As a percentage of our net revenue, cost of revenue was 22% and 25% for third quarter 2003 and 2002.

Salaries and benefits increased by 27%, or $333,000, to $1,567,000 for the third quarter 2003 from $1,234,000 for the third quarter 2002. This increase of $333,000 is attributable to additional support staff at Interboro that was required to manage its growth and includes $137,000 at the Washington Heights and Yonkers sites. In addition to full time and adjunct instructors, at September 30, 2003, Interboro had 132 full time support staff employees, 42 part time employees and 48 work study students as compared to 105 full time support staff employees, 28 part time employees and 45 work study students at September 30, 2002.

Marketing, brochures and student registration costs increased by $163,000 to $546,000 for the third quarter 2003 from $383,000 for third quarter 2002. The increase in marketing costs was primarily for additional subway, bus, radio, flyer and newspaper advertisements, including $86,000 for our two newest sites.

Professional and consulting fees decreased by $35,000 to $178,000 for the third quarter 2003 from $213,000 for the third quarter 2002. The decrease relates to computer and outside consulting and expenses of $78,000, which is offset by an increase in our legal and accounting expenses of $29,000 and directors fees of $14,000.

Depreciation and amortization increased to $201,000 for the third quarter 2003 from $133,000 for the third quarter 2002. The increase relates to leasehold improvements and computer purchases required to expand the enrollment capacity of our sites.

Other expenses decreased by $25,000 to $887,000 for the third quarter 2003 from $912,000 for the third quarter 2002. In 2003, they are comprised of: rent, $412,000; investor relations, $59,000; insurance, $53,000; telephone, $71,000;
supplies, $73,000; equipment rental $38,000; travel, $42,000; library books, $36,000 and other of $103,000. In 2002, other expenses were: rent, $410,000; investor relations, $63,000; insurance, $128,000; telephone, $60,000; supplies, $36,000; equipment rental, $26,000; travel, $46,000; library books, $14,000 and other of $129,000.

Non-cash consulting services increased to $22,000 for the third quarter 2003 from $19,000 for the third quarter 2002. In 2003, they represent the value of common stock purchase warrants issued and in 2002 they represent the value of common stock issued.

Interest income was $ 3,000 for the third quarter 2003 as compared to $7,000 for the third quarter 2002 due to the deferral of TAP grant disbursements.

Interest and financing costs decreased by $33,000 to $33,000 in the third quarter 2003 from $66,000 in the third quarter 2002. The $33,000 decrease relates to the conversion of notes in September 2002 and the prepayment of our $910,000 secured note.

Income from continuing operations increased by $694,000 to $84,000 for the third quarter 2003 from a loss of $610,000 for the third quarter 2002, primarily because the incremental increases in Interboro's enrollments was much greater than the cost of servicing this increase.

In subsequent quarters our income available to common stockholders will no longer be reduced by any dividends on our previously issued Series B preferred stock or by the accreted value of warrants relating to those Series B shares.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net revenues for the first nine months 2003 increased 38%, or $3,893,000 to $14,146,000 from $10,253,000 for the first nine months 2002. Interboro's full time enrollment increased to approximately 5,180 for the first nine months 2003 from approximately 4,110 in the first nine months 2002.

Other income increased by $152,000 to $290,000 for the first nine months 2003 from $138,000 for the first nine months 2002. The difference is attributable to an arbitration award to EVCI of $86,000 and $66,000 relating to increases in enrollment applications received by Interboro.

Cost of revenue increased by 38%, or $914,000, to $3,335,000 for the first nine months 2003 from $2,421,000 for the first nine months 2002. The net increase of $914,000 was primarily due to the hiring of additional support staff and adjunct professors to support the growth at Interboro and an increase in various student expenses. Of the total increase, $490,000 relates to our sites in Washington

Heights and Yonkers. As a percentage of our net revenue, cost of revenue was 24% for the nine months ended September 2003 and 2002.

Salaries and benefits increased by 18%, or $680,000, to $4,413,000 for the first nine months 2003 from $3,733,000 for the first nine months 2002. This increase is attributable to additional overhead support staff at Interboro that was required to manage its growth and includes $380,000 related to the Washington Heights and Yonkers sites.

Marketing, brochures and student registration costs increased by $729,000 to $1,442,000 for the first nine months 2003 from $713,000 for first nine months 2002. The increase in marketing costs was primarily for additional subway, bus, radio, flyer and newspaper advertisements, including $380,000 for our new sites.

Professional fees and consulting fees decreased by $127,000 to $588,000 for the first nine months of 2003 from $707,000 for the first nine months 2002. This decrease includes $100,000 for computer support and a $70,000 decrease in consulting fees, which is offset by an increase in outside directors fees of $43,000.

Depreciation and amortization increased to $619,000 for the first nine months 2003 from $378,000 for the first nine months 2002. The increase relates to leasehold improvements and computer purchases needed to expand the enrollment capacity at our sites.

Other expenses increased by $230,000 to $2,656,000 for the first nine months of 2003 from $2,427,000 for the comparable period of 2002. In 2003, they are comprised of: rent, $1,198,000; investor relations, $92,000; insurance, $320,000; telephone, $194,000; supplies, $155,000; equipment rental, $161,000;
travel, $113,000; library books, $49,000 and other of $374,000. In 2002 they were: rent, $1,041,000; investor relations, $201,000; insurance, $305,000; telephone, $172,000; supplies, $88,000; equipment rental, $113,000; travel, $161,000; library books, $29,000 and other of $317,000. Of the total increase, $203,000 is related to Washington Heights and Yonkers.

Non-cash consulting services increased to $22,000 for the third quarter 2003 from $19,000 for the third quarter 2002. In 2003, they represent the value of common stock purchase warrants issued and in 2002 they represent the value of common stock issued.

Interest income was $20,000 for the first nine months 2003 from $16,000 for the first nine months 2002, due to Interboro's improved cash flow.

Interest and financing costs decreased to $94,000 in the first nine months 2003 from $98,000 in the first nine months 2002. The 2003 net decrease relates to a change in mix of our interest bearing obligations.

Income from continuing operations increased by $1,401,000 to $1,313,000 for the first nine months 2003 from a loss of $88,000 for the first nine months 2002, primarily because the incremental increase in Interboro's enrollments was much greater than the cost of servicing this increase.

SEASONALITY

Interboro's revenue varies seasonally as a result of changes in the level of its student enrollment. Interboro traditionally has experienced a greater seasonal increase in enrollments for the fall semester over the spring semester. Although we have a summer semester at Interboro and we encourage year-round attendance at all sites, enrollment during the summer is usually significantly lower than the remainder of the year. However, due to our expansion and progress in increasing new enrollment and retention of Interboro students, we again had record enrollment for the 2003 spring and summer semesters. As a result of seasonal factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash used in operating activities for the nine months ended September 30, 2003 was $1,201,000 compared to $1,752,000 for the nine months ended September 30, 2002. The improvement of $551,000 is comprised of an increase in net income of $1,180,000, after adjustment for non-cash items and discontinued operations, and an increase in our deferred revenue of $1,925,000, which is offset by increases in accounts receivable of $1,819,000 and a decrease in our accounts payable and other assets of $735,000.

INVESTING ACTIVITIES

Cash used in investing activities was $688,000 for the first nine months 2003 compared to $728,000 for the nine months ended September 30, 2002. Expenditures of $381,000 in 2003 were for leasehold improvements and computer equipment to support Interboro's growth at existing and new sites. We also paid an additional $305,000 of the purchase price for Interboro. The expenditures for the first nine months of 2002 were $384,000, primarily for computers. In addition, we invested $250,000 in restricted certificates of deposit and a $100,000 note receivable from JAI in first nine months of 2002.

FINANCING ACTIVITIES

Net cash provided by financing activities in the first nine months 2003 was $2,413,000 compared to $1,183,000 for the first nine months ended September 30, 2002. We received $2,000,000 from a private placement described in Note 11 in
Item 1 of Part I of this report. We also received $773,000 from exercises of warrants and options: $673,500 from warrants to purchase 530,750 shares of common stock and $74,500 from non-executive employee stock options to purchase 74,500 shares of common stock. In addition, we borrowed $1,050,000 from financial institutions and used 1,000,000 of the loan proceeds to prepay the $910,000 secured note payable to our Series B preferred stockholders. Cash was also used to pay dividends of $333,000 upon optional conversion of Series B preferred stock.

Based on current plans and assumptions relating to our current operations, we anticipate that our cash flow from our operations will be sufficient to satisfy our operating cash requirements at least until September 30, 2004.

However, we may require additional cash, on a short term basis, to finance a portion of a TAP deferral, during the spring semester, of between $1.5 million to $3.0 million. We expect to be able to finance this portion using advances made in the bank's discretion under a line of credit that is discussed on Note 12 of Item I of this report..

Accordingly, our ability to satisfy our cash requirements until September 30, 2004 depends on whether and to the extent our current assumptions regarding our cash position are affected by the risk factors discussed above and below in this report and in our 10-KSB for 2003.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements and financial discussion and analysis by our management contained in this 10-QSB that are not historical facts are forward-looking statements. These include statements above in this Item 2 that are qualified by the phrase "based on our current plans and assumptions." They reflect management's current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed briefly below. Additional details regarding those risk factors can be found in our 10-KSB for our year ended December 31, 2002. If any of those or other risks actually occur, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

     o Interboro is subject to extensive federal and New York State regulation because it depends on substantial federal and state grants in order to operate.

     o Changes in the amount or timing of TAP program disbursements could materially impede Interboro's ability to operate.

     o Changes in the amount or timing of Pell Program disbursements could materially impede Interboro's ability to operate.

     o Future delays in the approval of the New York State budget that includes TAP funding could adversely affect Interboro's operations.

     o Interboro's retention and graduation rates may not be sufficient for it to receive the requisite approval from the New York State Department of Education to open new college extension centers.

     o The seasonality of Interboro's enrollments is expected to produce significant variations in our results from quarter to quarter.

     o Our history of net losses may recur if we cannot generate more revenue than our expenses and any extraordinary changes.

     o If Interboro is unable to obtain additional space for its existing sites, Interboro's internal growth rate will be materially limited.

     o Interboro's prior problems with regulators, under previous ownership and management, could recur and adversely affect its operations.

     o The impact of unionization of certain Interboro employees is not known.

     o EVCI and Interboro depend on key management personnel to operate and grow.

     o An adverse outcome of our ongoing arbitration with the former owner of Interboro regarding management fees paid to EVCI by Interboro could have a material adverse affect on us.

     o A change in control of EVCI would adversely affect Interboro's participation in Pell and TAP.

     o A change of control of EVCI would cause regulatory and accrediting authorities to return Interboro to probationary status.

     o Future changes in ownership of our common stock could substantially limit the utilization of our net operation loss carryforwards.

     o Interboro's failure to effectively open and operate new college sites could adversely affect our business.

     o Interboro's inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

     o    Our failure to effectively manage our growth could hurt our business.

     o Terrorist activity, or the threat of it, in the New York metropolitan area could adversely affect Interboro.

     o Actual or potential future sales of shares of our common stock by existing stockholders could have an adverse effect on market price of our common stock.

     o Our share price has ranged greatly since we went public and may be very volatile in the future.

     o Provisions of law, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the third quarter, we issued (or deemed issued) unregistered shares of our common stock in the following transactions:

       DESCRIPTION (DATE)                                             NO. OF SHARES ISSUED         PRICE PER SHARE
       ------------------                                             --------------------         ---------------
Conversion of Series B preferred stock (July 2003)                              68,700                  $4.76
Private placement (August 2003)                                                943,396                  $2.12
Warrant exercises (August 2003)                                                 75,980                  $1.00
Warrant exercises (September 2003)                                              23,809                  $1.05
Automatic conversion of Series B preferred (September 2003)                  3,004,445                  $3.375

         The shares issued upon conversion of Series B preferred stock were exempt from registration under the Act in reliance upon Section 3(a)(9) of the Act. No remuneration was paid or given directly or indirectly in connection with the conversion.

         The shares issued upon exercise of warrants and in the private placement were issued to accredited investors and, accordingly, were exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Regulation D of the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.*        Description of Exhibit

 3.1[1]       --    Certificate of Incorporation of the Registrant.

 3.2[3]       --    Certificate of Amendment to Certificate of Incorporation of
                    the Registrant.

 3.3[10]      --    Amended and Restated By-Laws of the Registrant.

 3.4[1]       --    Certificate of Merger of Educational Video Conferencing,
                    Inc. (a New York Corporation) into the Registrant (a
                    Delaware Corporation).

 3.5[1]       --    Certificate of Correction of the Certificate of
                    Incorporation of the Registrant.

 3.6[6]       --    Certificate Eliminating Reference to Series A 7.5%
                    Convertible Preferred Stock from the Certificate of
                    Incorporation of the Registrant.

 3.7          --    Certificate Eliminating Reference to Series B 7% Convertible
                    Preferred Stock from the Certificate of Incorporation of the Registrant.

 3.8          --    Certificate Eliminating Reference to Series C 8% Convertible
                    Preferred stock from the Certificate of Incorporation of the Registrant.

 4.1[2]       --    Adelphi Common Stock Purchase Warrant.

 4.2[2]       --    Form of Representative's Warrant Agreement (including Form of Representative's Warrant).

 4.3[2]       --    Form of Common Stock Certificate.

 4.4[4]       --    Warrant Agreement, dated January 14, 2000, between the
                    Registrant and Bruce R. Kalisch.

 4.5[5]       --    Warrant Agreement, dated April 18, 2000, between the
                    Registrant and Peter J. Solomon Company Limited.

 4.6[7]       --    Form of Warrant issued to each seller of shares of ICTS,
                    Inc.

 4.7[8]       --    Form of Common Stock Purchase Warrant issued to purchasers of the Registrant's Series C 8% Convertible Preferred Stock.

 4.8[9]       --    Warrant to purchase 50,000 shares of Common Stock of the
                    Registrant issued to Rosenthal & Rosenthal, Inc. on July 12,
                    2002.

 4.9[9]       --    Form of Common Stock Purchase Warrant issued in connection with the issuance of the Registrant's Convertible Promissory
                    Notes that were converted into Registrant's common stock in September 2002.

 4.10[12]     --    Form of registrant's Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

 4.11         --    Common Stock Purchase Warrant to purchase 45,000 shares of the Registrant's common stock issued in September 2003.

10.1[11]      --    Lease Agreement between 444 Realty Company and Interboro
                    Institute, Inc., dated July 27, 1983, as amended by agreements dated September 9, 1988, September 1, 1992, and
                    February 1, 1993.

10.2[11]      --    Lease Agreement between JUYI, Inc. and Interboro Institute,
                    Inc., dated January 26, 2001.

10.3[12]      --    Promissory Note for $1,000,000, dated August 4, 2003,
                    payable by Interboro Institute, Inc. to North Fork Bank.

10.4[12]      --    Form of registrant's Subscription and Registration Rights
                    Agreement relating to registrant's August 1, 2003 issuance of common stock and warrants.

10.5[13]      --    Settlement Agreement made October 3, 2003, between Amaranth
                    Trading L.L.C. and the Registrant.

10.6[13]      --    Form of Share Claim Purchase and Registration Rights
                    Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.'s rights to claims to shares of EVCI's common stock upon conversion of Series B
                    Preferred Shares.

10.7[13]      --    Press release of the Registrant dated October 10, 2003.

10.8          --    Third Amendment and Lease Extension Agreement made as of
                    August 1, 2003, between 444 Realty Company, L.L.C. and
                    Interboro Institute, Inc.

31.1          --    Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

31.2          --    Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

32.1          --    Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

32.2          --    Certification of Chief Financial Officer pursuant to Section
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

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[4]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[5] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

[6]  Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[7]  Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[8] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

[9] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2002.

[10] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

[11] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2003.

[12] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2003.

[13] Incorporated by reference to the Registrant's Form 8-K dated October 10,
     2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2003


                                    EVCI CAREER COLLEGES INCORPORATED

                                    By:  /S/  RICHARD GOLDENBERG
                                         ---------------------------------------
                                          Richard Goldenberg
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.*        Description of Exhibit

 3.1[1]       --    Certificate of Incorporation of the Registrant.

 3.2[3]       --    Certificate of Amendment to Certificate of Incorporation of
                    the Registrant.

 3.3[10]      --    Amended and Restated By-Laws of the Registrant.

 3.4[1]       --    Certificate of Merger of Educational Video Conferencing,
                    Inc. (a New York Corporation) into the Registrant (a
                    Delaware Corporation).

 3.5[1]       --    Certificate of Correction of the Certificate of
                    Incorporation of the Registrant.

 3.6[6]       --    Certificate Eliminating Reference to Series A 7.5%
                    Convertible Preferred Stock from the Certificate of
                    Incorporation of the Registrant.

 3.7          --    Certificate Eliminating Reference to Series B 7% Convertible
                    Preferred Stock from the Certificate of Incorporation of the Registrant.

 3.8          --    Certificate Eliminating Reference to Series C 8% Convertible
                    Preferred stock from the Certificate of Incorporation of the Registrant.

 4.1[2]       --    Adelphi Common Stock Purchase Warrant.

 4.2[2]       --    Form of Representative's Warrant Agreement (including Form of Representative's Warrant).

 4.3[2]       --    Form of Common Stock Certificate.

 4.4[4]       --    Warrant Agreement, dated January 14, 2000, between the
                    Registrant and Bruce R. Kalisch.

 4.5[5]       --    Warrant Agreement, dated April 18, 2000, between the
                    Registrant and Peter J. Solomon Company Limited.

 4.6[7]       --    Form of Warrant issued to each seller of shares of ICTS,
                    Inc.

 4.7[8]       --    Form of Common Stock Purchase Warrant issued to purchasers of the Registrant's Series C 8% Convertible Preferred Stock.

 4.8[9]       --    Warrant to purchase 50,000 shares of Common Stock of the
                    Registrant issued to Rosenthal & Rosenthal, Inc. on July 12,
                    2002.

 4.9[9]       --    Form of Common Stock Purchase Warrant issued in connection with the issuance of the Registrant's Convertible Promissory
                    Notes that were converted into Registrant's common stock in September 2002.

 4.10[12]     --    Form of registrant's Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

 4.11         --    Common Stock Purchase Warrant to purchase 45,000 shares of the Registrant's common stock issued in September 2003.

10.1[11]      --    Lease Agreement between 444 Realty Company and Interboro
                    Institute, Inc., dated July 27, 1983, as amended by agreements dated September 9, 1988, September 1, 1992, and
                    February 1, 1993.

10.2[11]      --    Lease Agreement between JUYI, Inc. and Interboro Institute,
                    Inc., dated January 26, 2001.

10.3[12]      --    Promissory Note for $1,000,000, dated August 4, 2003,
                    payable by Interboro Institute, Inc. to North Fork Bank.

10.4[12]      --    Form of registrant's Subscription and Registration Rights
                    Agreement relating to registrant's August 1, 2003 issuance of common stock and warrants.

10.5[13]      --    Settlement Agreement made October 3, 2003, between Amaranth
                    Trading L.L.C. and the Registrant.

10.6[13]      --    Form of Share Claim Purchase and Registration Rights
                    Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.'s rights to claims to shares of EVCI's common stock upon conversion of Series B
                    Preferred Shares.

10.7[13]      --    Press release of the Registrant dated October 10, 2003.

10.8          --    Third Amendment and Lease Extension Agreement made as of
                    August 1, 2003, between 444 Realty Company, L.L.C. and
                    Interboro Institute, Inc.

31.1          --    Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

31.2          --    Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

32.1          --    Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

32.2          --    Certification of Chief Financial Officer pursuant to Section
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

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB, for the quarter ended March 31, 1999.

[4]  Incorporated by reference to the Registrant's Form 8-K dated January 14,
     2000.

[5] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

[6]  Incorporated by reference to the Registrant's Form 8-K dated October 6,
     2000.

[7]  Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.


[8] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

[9] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2002.

[10] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

[11] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2003.

[12] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2003.

[13] Incorporated by reference to the Registrant's Form 8-K dated October 10,
     2003.