Form 10KSB
period 2003-12-31
EVCI CAREER COLLEGES INC
filed 2004-03-05
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14827

EVCI Career Colleges Incorporaed

(Exact name of Registrant as specified in its charter)

Delaware	06-1488212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York	10701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (914) 623-0700

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, $.0001 par value per share	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
common stock,
$.0001 par value per share
(Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

          The issuer's total revenues for its most recent fiscal year were $20,237,728.

          As of March 1, 2004, the aggregate market value of the issuer's common equity held by non-affiliates was $110,132,158 based on the closing price of $10.70 for its common stock on The Nasdaq SmallCap Market on March 1, 2004.  10,931,309 shares of the issuer's common stock were outstanding as of March 1, 2004.

Documents Incorporated by Reference

          Issuer's definitive proxy statement for its 2003 annual meeting of stockholders is incorporated into Part III of this Form 10-KSB.

          Transitional Small Business Disclosure Formats (check one): YES  ☐    NO  ☒

EVCI CAREER COLLEGES INCORPORATED

Form 10-KSB

Year Ended December 31, 2003

TABLE OF CONTENTS

PART I
Item	Page
1. Description of Business	1
2. Description of Property	22
3. Legal Proceedings	22
4. Submission of Matters to a Vote of Security Holders	24

PART II

5. Market for Common Equity, Related Stockholder
Matters and Shall Business Issuer Purchases of Equity Securities	24
6. Management's Discussion and Analysis of Financial
Condition and Results of Operations	25
7. Financial Statements	F-	1
8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure	35
8A Controls and Procedures	35

PART III

9, 10, 11, 12 and 14	36
13. Exhibits, List and Reports on Form 8-K	36

SIGNATURES	40

PART I

Item 1. Description of Business.

General

        EVCI Career Colleges Incorporated provides on-campus career college education, presently through its wholly-owned subsidiary, Interboro Institute, Inc. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York. Interboro also has two other college sites, one in the Washington Heights section of Manhattan, New York City, and the other in Yonkers, New York. We acquired Interboro in January 2000.

About EVCI

        EVCI was organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. In February 2004, we relocated our principal executive offices to 1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701. Our new telephone number is (914) 623-0700.

        Our code of ethics is available on our Internet website at www.evcinc.com.  Click on "About Us" and then on "Our Business Conduct Policies."

        In 2003, most all of EVCI’s activities were for the benefit of Interboro. EVCI’s significant 2003 accomplishments include:

  increasing total revenue to $20.2 million, up 31% from $15.4 million in 2002.
  having net income available to common stockholders of $2.6 million, or basic earnings per share of $0.35 and diluted earnings per share of $0.31.
  increasing our stock price from a low closing price of $0.49 on January 14, 2003 to a closing price of $5.39 on December 31, 2003.
  selling common stock and warrants to institutional investors for $2.0 million.
  reaching a settlement with Amaranth Trading L.L.C. that resulted in the conversion of our remaining Series B preferred stock into 3,004,444 shares of our common stock at $3.375 per share. There were previous Series B conversions in 2003 into 477,100 shares of our common stock at $5.24 per share and 68,700 shares at $5.24 per share. The settlement included EVCI's payment of all previously undeclared dividends of $1.8 million on the Series B preferred.
  obtaining a $1,000,000 bank loan that was used to fully prepay EVCI's $910,000 promissory note held by its Series B preferred stockholders, guaranteed by Interboro and secured by Interboro's stock.
  receiving $874,771 from the exercise of warrants and options to purchase 709,012 shares of our common stock.

  obtaining for Interboro a $1.5 million stand-by line of credit to finance up to 50% of TAP payment deferrals.
  avoiding delisting by Nasdaq for not meeting the minimum $1.00 bid price requirement.

Demand for Interboro’s Career College Education

        Target market

        The postsecondary education market is vast and growing. The U.S. Department of Education estimates this market is more than a $280 billion industry. People are seeking degrees because the salary gap continues to widen between those who have and do not have a college degree.

        While Interboro is part of this national market, it has chosen to concentrate on a specific niche in which it faces little direct competition. Interboro serves students in the New York Metropolitan area that come from economically disadvantaged backgrounds, many of whom typically do not have a high school diploma, and thus have few educational opportunities available to them. However, they can evidence their ability to perform college level work by passing a federal “ability to benefit examination”. This allows them to qualify for federal and state grants which, for many students, can cover the cost of Interboro’s tuition.

        Approximately 45% to 50% of the students that start in the New York City public school system do not graduate with a high school diploma. In addition, there is a large and growing market of legal immigrants lacking an American high school education or GED equivalent who may qualify for admission to Interboro.

        Availability of tuition grants and loans

        Federal and state financial aid programs are available to pay for higher education tuition costs. These are almost exclusively in the form of grants and/or subsidized and unsubsidized loans.

        Almost all of Interboro’s students fund their tuition through federal Pell grants, pursuant to the Title IV, and New York State Tuition Assistance Program (TAP) grants. In addition, Interboro participates in the federal College Work Study program, which allows a limited number of students to receive additional aid by working in college. Interboro also receives funds from the federal Supplemental Education Opportunity Grant program, which provides some Interboro students additional grants to meet college costs. Interboro allows some of its students to pay over time the portion, if any, of tuition, that is not covered by Pell or TAP grants. However, Interboro has chosen not to participate in any federal Title IV loan programs that would subject it to liability or scrutiny as a result of defaults by its students.

        The rising cost of public and private colleges and universities

        We believe tuition costs will continue to rise at both public and private colleges faster than the rate of inflation. At Interboro, tuition is approximately $4,000 per semester, which is lower than most all private colleges and universities and can be more than funded through full TAP and Pell grants at their current levels by satisfying eligibility requirements. This gives eligible students, who otherwise could not afford a college education, the opportunity to obtain an Associate in Occupational Studies Degree without obtaining Title IV college loans.

Our Operating Strategy

        Key components of our operating strategy follow:

        Focus on career based academic curricula with transfer options

        Interboro offers educational programs principally in the following career-related areas of academic study:

  business administration: accounting and management
  ophthalmic dispensing
  paralegal studies
  office technologies: executive assistant, legal office assistant and medical office assistant security services and management

        We see a growing demand by employers for individuals possessing career-oriented skills, in the degree majors and academic concentrations offered by Interboro. We believe Interboro’s experience and expertise in career oriented college education enables it to more effectively tailor its marketing plans and to differentiate Interboro from most of its competitors.

        Interboro’s curriculum design prepares students who want to transfer to a bachelor degree college. A number of bachelor degree colleges have entered into articulation agreements with Interboro under which they will accept its full degree or academic credits that translate to their curriculum in approved bachelor degree programs. Many more colleges accept the academic credits of Interboro transfer students without formal articulation agreements.

        Provide a quality and caring educational experience

        Most of our faculty members teaching career-based courses have direct work experience in the areas they teach. Interboro’s full-time faculty is particularly effective in providing any necessary remedial education. Typically, full-time faculty members are hired after they have proven their effectiveness as adjunct instructors at Interboro.

        Most students who start at Interboro do not have high school diplomas. They also face the daily problems endemic to those who are economically disadvantaged. We require our faculty to recognize and be sensitive to the special needs of our students. They are asked by us to educate the whole person. We believe our faculty is particularly adept at working with students, and gaining their confidence and trust to assist them in the remediation and developmental process necessary for them to succeed academically at Interboro.

        Interboro faculty, administration and staff work to establish professional, yet personal, relationships with students. We strive to set realistic goals for our students while maintaining our academic integrity. Students generally receive a telephone call from a faculty member or an academic advisor if they miss class. Professors and advisors work with students to meet particular academic needs. We offer a variety of support programs including intensive tutoring, mentoring and internship programs. Our staff refers students to outside day care agencies and social service agencies in order to help students meet personal challenges and stay in college.

        Improve student retention

        Improving student retention is essential to the continuing success of Interboro and is one of Interboro’s greatest challenges and opportunities. The retention process starts from the initial enrollment and continues through graduation. As is true throughout the country for disadvantaged students, a large number of Interboro’s students never finish their degree programs for personal, financial or academic reasons. We recognize that our ability to retain students until graduation is an important indicator of our success and that modest improvements in retention rates can result in meaningful increases in revenue and profitability.

        Interboro significantly increased its retention and graduation rates in 2003, in part by adding 350 additional hours of tutoring per week college wide. For 2004, Interboro has hired 10 full-time remediation and developmental specialists whose sole job is to work, in and outside the classroom, with students, faculty and tutors in order to provide students with the skill sets required for them to succeed in college. Notwithstanding the extra expense of intense tutoring intervention it generally has been more cost-effective for us to retain students than to recruit new students.

        Improved retention and graduation rates continue to be a top priority at Interboro. We are proud of the progress, so far, of our student retention programs since we acquired Interboro. We consider student retention the responsibility of the entire college personnel.

        Maintain academic integrity and create cutting edge programs

        We strive to meet the changing needs of our students and their potential employers. Interboro regularly evaluates its academic programs, considers revisions to existing courses and programs and develops new curricula and tests based upon its evaluations.

Our Growth Strategy

        Same sites/annexes

        We expect to grow in 2004 mostly by continuing to increase new student enrollment and improve retention of students at our existing sites. Continuing the pace of our same site growth will require us to increase capacity by the Fall 2004 semester. We plan to open annexes and are aggressively seeking annex space for our main campus and Flushing extension center and our Washington Heights site. Annexes must be located within close walking distance to an existing site. We are in the process of adding additional classroom space in the building where our Yonkers site operates.

        New sites

        With the New York State Education Department’s approval, we plan to open a new Interboro college site in 2004. However, we cannot now predict whether or when such approval will be granted. With the NYSED’s approval, Interboro will continue to open new college sites in communities with economically disadvantaged populations that recognize the need for Interboro programs. We believe that convenience is a strong factor considered by our students when selecting a college. Besides increasing our enrollment capacity, new sites allow us to more effectively leverage our infrastructure and our investment in curricula. They also increase our name recognition and reputation.

        Acquisitions

        Acquisitions are again an integral part of our growth strategy, with the substantial improvements in our financial condition and operating results. We also look to acquire for-profit, career-oriented schools, preferably colleges that have sound management, functional operations and quality educational programs. We seek schools that will benefit from our management experience and operating strengths and will allow us to increase their enrollment, revenue and profitability. Our first priority is to acquire colleges that can serve the same target market as Interboro serves.

Operations

        Enrollments

        Interboro has Spring, Summer and Fall semesters and day and evening programs. There are approximately 2,800 full-time students enrolled at Interboro for the 2004 Spring semester, a 56% increase over the 2003 Spring semester. Our current per semester capacity is about 2,900 students, without expanding our late afternoon or weekend classes. Our plans for expansion are discussed above under the caption “Growth Strategy” and below in “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

        Tuition

        Approximately 94% of tuition payments to Interboro in 2003 consisted of Pell and TAP grant funds. In general, for students who receive full financial aid, approximately 53% of the students’ tuition is covered by TAP grants and approximately 47% of tuition is funded by Pell grants. Accordingly, TAP grants were approximately 49% and Pell grants were approximately 44%, of our 2003 net revenue.

        Most of Interboro’s students who pay their tuition with Pell and TAP grants do not have a high school diploma but have passed a federal exam that establishes their “ability to benefit” from the degree programs offered by Interboro. Because of our niche market, we believe a higher percentage of Interboro’s total student body consists of ability to benefit students than most other colleges or universities that receive Pell and TAP grants.

        Our approximately $4,000 per semester tuition rate is one of the lowest for a private college, but like many private colleges, is somewhat higher than public institutions, such as community colleges and state universities.

        Placement of Interboro Graduates

        Based on a survey of 2003 Interboro graduates, and current information from our faculty, at least 85% of them are either attending a baccalaureate degree college or are currently employed.

        2003 developments

        Significant 2003 developments at Interboro include:

  Full-time student enrollments for the full year increased by 28% to 5,250 from 4,110 in 2002.
  Full-time student enrollments increased each semester over the same semester of 2002:
	Spring	Summer	Fall
2003	1850	1100	2300
2002	1410	950	1750
  The New York State Board of Regents granted Interboro accreditation for five years ending September 30, 2008.

  Interboro's course outlines, syllabi, course examinations, and required textbooks for 35 of its key courses were evaluated by academic department chairpersons, or their designees, from more than 15 colleges and universities in the New York metropolitan area. The Interboro courses that were reviewed were validated in their rigor, methodology and content to be equivalent and worthy of transfer credit at those colleges and universities.
  Interboro continued to strengthen its academic programs by raising the academic standards in English and mathematics, encouraging our existing faculty to enhance their qualifications, hiring more qualified new full-time and adjunct instructors, and continuing to upgrade our library system and computer labs.
  Student retention and graduation rates were significantly better than in 2002.
  In June 2003, Interboro graduated the largest class in Interboro's recent history, a 37% increase over 2002.
  Interboro completed installing a new comprehensive information management system, Campus 2000. This system allows Interboro's multiple college sites to more effectively and comprehensively track data regarding its students.
  Interboro hired a new vice-president for admissions with extensive experience at for profit higher education schools operating in urban markets.
  The Higher Education Services Corporation, acting on behalf of the New York State Department of Education, notified all colleges which receive TAP awards that a deferral up to 30% of TAP awards for the Summer 2003, Fall 2003, and for Spring 2004 semesters would be made by deferring a portion of the TAP award in the Spring 2004 semester until August 1, 2004. In December 2003, TAP withheld $1.3 million, or 24%, of prepayments for Interboro's Spring 2004 semester. This deferral is approximately $1.7 million less than the approximately $3.0 million that Interboro expected to be deferred by December 31, 2003.
  The TAP deferral of $620,000 of awards for Interboro's Spring 2003 semester was paid on July 21, 2003 prior to the announced deferral date of August 1, 2003.
  Interboro obtained a "change of scope" from the NYSED for its Washington Heights and Yonkers sites. A "change of scope" allows a college to offer more than 50% of its courses towards a degree at a particular site.

Marketing

        Interboro
employs a variety of marketing and advertising techniques to generate qualified leads of potential students for our college sites. We use subway and bus ads, newspapers, radio, direct mail, television, telemarketing and the yellow pages. The effectiveness of our marketing and advertising campaigns greatly depends on the message, placement and timing of ads and following up with timely and accurate lead tracking. We also work with community based organizations and school districts in promoting Interboro to prospective students. Lead tracking occurs at the main campus. Each college site is responsible for converting leads to enrollments. Our lead tracking capability generally allows us to identify leads generated by specific media and adjust our marketing to focus on the most cost-effective lead sources. Word of mouth from our current students and graduates is the most effective means of recruiting new students.

Government Regulation of
Proprietary Schools

        Interboro
is subject to extensive regulation by governmental agencies that administer Pell and TAP and by the NYSED. As a result, Interboro must comply with a complex framework of laws and regulations and is subjected to frequent compliance and financial reviews and detailed oversight.

        Title IV

        Pell
is one of the federal student financial aid programs that is covered by Title IV of the federal Higher Education Act of 1965 (HEA), and related regulations issued by the U.S.
Department of Education (DOE). Participants in Title IV programs are subjected to significant regulatory scrutiny in the form of numerous standards they must satisfy. These include obtaining and maintaining authorization by appropriate state and accrediting agencies.

        Under
the HEA, regulatory authority is divided among:

  the federal government, which
acts through the DOE

  the accrediting agencies
recognized by the DOE

  state higher education
regulatory bodies

        The
HEA regulations must be complied with on an institutional basis. The regulations define an institution as a main campus and its additional locations, if any. If any location violates these regulations, the school could suffer financial liabilities, greater scrutiny and/or limitations on its participation in Title IV programs.

        Risks
relating to reauthorization of Title IV are discussed below in a risk factor captioned
“Changes in the amount or timing of Pell program disbursements could materially impede Interboro’s ability to operate.”

        Accreditation.

        Accreditation
provides the basis for:

  the recognition and
acceptance by other higher education institutions, employers and governmental entities of the degrees and credits earned by students

  qualification to participate in
Title IV grants, including Pell and TAP grants

        Interboro
is accredited by the New York State Board of Regents. As a result of the change in control that occurred when we acquired Interboro in January 2000, its accreditation was probationary until 2003 when the Board of Regents took Interboro off probation and granted it accreditation for five years ending September 30, 2008.

        The
New York State Education Department, through the Board of Regents, requires periodic registration and approval of all degree programs. All Interboro degree programs were reregistered in February 2002 for a period of three years. TAP funds are only available to students enrolled in registered programs. The Commission of Opticianry accredited
Interboro’s AOS degree in Ophthalmic Dispensing for the six-year period ending March
2005. Accreditation by the American Bar Association for Interboro’s paralegal program is pending.

        Pell grants

        Title
IV provides grant, loan and work-study programs. Interboro is not participating in any loan program that would subject it to any default rate scrutiny or liability.

        The
DOE currently awards federal financial aid under the Pell grant program on the basis of the student’s financial need. This is generally defined as the difference between the cost of attendance and the amount a student can contribute according to a federal formula.

        Factors
that could affect Interboro’s participation in the Pell grant program include:

  Interboro could lose its
eligibility to participate if it receives in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges.
 For 2003, approximately 44%               of Interboro's net revenue was derived from
Pell grants.

  Interboro cannot pay any
commission, bonus, or other incentive payment, based directly or indirectly on success in securing enrollments or financial aid, to any person or entity
engaged in any domestic               student recruitment, admission or financial aid
awarding activity.  However, Interboro can increase               salaries college-wide
based on increases in enrollments as a result of improved retention and recruitment.

  Interboro's participation in
Title IV is based, in part, on satisfying administrative capability requirements.  Interboro must demonstrate that it complies with Title IV
regulations, has capable and               sufficient personnel to administer its Title
IV program and advise students about financial aid,               satisfactorily measures
its students' academic progress, and timely submits all reports and financial statements as required by DOE.

  Our independent auditors
annually audit Interboro's administration of Title IV funds.  The resulting audit report is submitted to the DOE.  If it is determined that Interboro
improperly disbursed Title IV               funds or violated a provision of the HEA, it
could be required to repay such funds and might be assessed               an
administrative fine.  Interboro could also become subject to heightened monitoring or
transfer from               the advance system of payment to the reimbursement system,
under which it must disburse its own funds to               students and document the
student's eligibility for Title IV funds before receiving funds from the DOE.

  Violations of Title IV
requirements could also subject Interboro to other civil and criminal penalties including loss of Title IV eligibility.

  In the event a student
withdraws and does not complete an academic program during a semester,
              Interboro's tuition refund policy must meet the requirements of the DOE.
 For example, Interboro must               return to the Pell program a portion of the
Title IV funds disbursed to it if a student withdraws prior               to completion
of more than 60% of a semester.  The return must be made within 30 days after Interboro determines the student has withdrawn.

  Interboro must satisfy DOE
numeric standards of financial responsibility.  Compliance with these standards is evaluated for purposes of recertification to participate in
Title IV and also annually               after submission of audited financial statements
to the DOE.  If the DOE determines Interboro does not               meet the standards of
financial responsibility, it can continue to participate in the Title IV programs if it can demonstrate that it is financially responsible on an alternative
basis.  Alternatives include               posting a letter of credit in favor of the DOE
and possibly accepting other condition on participation               in Title IV
programs.

        Interboro
has policies and procedures that are designed to assure its compliance with Title IV regulations. Since Interboro was acquired by EVCI, its Pell oversight of Interboro’s compliance reports has not resulted in material deficiencies.

        TAP grants

        The
TAP grant program is part of the New York State budget. Each year the governor makes budget recommendations to the New York State Senate and Assembly. This year the governor has recommended changes that could materially affect TAP grants. These are described below in a risk factor captioned “Changes in the amount or timing of TAP disbursements could materially impede Interboro’s ability to operate.” As in prior years,
Interboro is working aggressively with other colleges and universities to oppose any changes in TAP that could negatively impact the educational opportunities of economically disadvantaged students.

        Each
student seeking a TAP grant must be a U.S. citizen or permanent resident and must meet New
York State residency requirements.

        TAP
academic requirements for Interboro are basically the same as the Pell academic requirements.

        TAP
funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit as are future disbursements. The unpaid portion of the purchase price payable by EVCI for
Interboro would be reduced to the extent of any disallowance under TAP or Pell with respect to periods prior to January 14, 2000. An audit by TAP regulators of
Interboro’s academic years ending June 30, 2003 is discussed below in the risk factor captioned “An ongoing TAP audit could result in Interboro being required to make material refunds of TAP grants.”

        Factors
that could affect Interboro’s participation in TAP include:

  Interboro must timely disburse
financial aid funds due to students.

  Interboro cannot certify
ineligible students to receive TAP grants.

  Interboro must have and comply
with an acceptable tuition refund policy.

        Change of ownership
or control

        Title
IV. A change in control of a school can affect its eligibility to participate in Title
IV programs. After a change in control, the school must re-establish its state authorization and accreditation and satisfy DOE’s requirements to be recertified by the DOE as an eligible institution under new ownership.

        If
a school is recertified following a change of control, it will be on a provisional basis.
While provisionally certified, the school may be subject to closer review by the DOE and to summary adverse action for violations of Title IV program requirements. Provisional certification does not otherwise limit an institution’s access to Title IV Program funds.

        Following
its acquisition by EVCI, Interboro initially received its temporary certification that became a provisional certification on April 4, 2000. Subsequently the DOE renewed
Interboro’s certification through December 31, 2004.

        Because
EVCI is a publicly traded corporation, DOE regulations provide that a change of control of
EVCI, and, therefore, Interboro, occurs under either of two standards.

        First,
it occurs if a person acquires ownership and control that requires EVCI to file a Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, it occurs if an existing stockholder (other than an institutional investor) ceases to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of the total outstanding voting stock and more shares of voting stock than any other stockholder. EVCI does not have a controlling stockholder under this definition.

        According
to the Board of Regents, a change of ownership or control includes a merger or consolidation with any corporation; a sale, lease, exchange or other disposition of all or substantially all of the assets of an institution; and the transfer of controlling interest of a institution’s stock.

        Opening new college
sites and adding educational college programs

        The
HEA generally requires that proprietary colleges be fully operational for two years before applying to participate in Title IV programs. However, a college that is certified to participate in Title IV programs may establish a new site and apply to participate in
Title IV programs at that site immediately, if such new site satisfies all other applicable eligibility requirements, including approval by the state licensing agency and accrediting agency. These requirements do not apply to the opening of an annex to an existing site.

        Generally,
a college that is eligible to participate in Title IV programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the school already offers programs at that level. Also, a college may generally add a new program that prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that school and the program meets minimum length requirements. If a college erroneously determines that an educational program is eligible for Title IV programs, the school would likely be liable for repayment of the Title IV funds provided to students in that educational program.

Competition for college
acquisitions

        Changes
in the regulatory environment have stimulated consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established strict standards for student loan default rates, required intensified scrutiny by state education agencies and accrediting agencies and created more stringent standards for the evaluation of an institution’s financial responsibility and administrative capability. As a result, some career-oriented schools have been forced to sell out or close because they lacked the necessary skill and resources to keep up with these changes. The opportunity for us to acquire Interboro arose because its former management was unable to satisfy TAP authorities and the New York State Education
Department.

        Most
of our for-profit public competitors have substantially greater financial and other resources than we do. In general, they have not acquired colleges that principally serve our target market.

        We
have competitive advantages over potential new entrants into the post-secondary education market. They will face significant barriers to entry that include:

  the Title IV requirement that a
school be fully operational for two years before applying to participate in
         Title IV programs

  the time it takes to obtain
accreditation

  the considerable expense of
start-up operations

  the difficulty of achieving
acceptable margins with a low tuition rate that is competitive with Interboro for those existing colleges or
universities that need to participate in Title IV loan programs, the risk of losing eligibility to participate in any Title IV program because loan default
rates exceed 25% of the          students who have taken loans.  Because of their
financial circumstances, students from our target market          are more likely to
default. Interboro students do not take out Title IV loans because the combination of federal and state grants generally covers the cost of tuition for full time students.

Employees

        As
of December 31, 2003, we had 176 full-time employees, 76 part-time adjunct faculty and 51 part-time time employees, a total of 303 employees. We believe our relationship with our employees is good.

        In
the last quarter of 2002, 83 full-time Interboro employees joined Local 153 of the Office and Professional Employees International Union. The negotiations of a union contract with
Local 153 commenced in February 2003 and a contract was entered into in February 2004 which will expire August 31, 2006. Approximately 100 out of a total of approximately 300
Interboro employees are members of Local 153. The agreement provides for minimum and maximum average annual salary increases of 3% and 6% and gives management full control over Interboro’s operations. Increases over the minimum are tied to increases in
Interboro’s retention and new student enrollment. We believe the agreement is good for both Interboro and its union employees.

Forward-looking
statements and risk factors

        Statements
and financial discussion and analysis by our management contained in this 10-KSB that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. If any of the following or other risks actually occur, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

Interboro Institute’s failure
to comply with extensive federal and New York State regulations could have a material adverse impact on its ability to operate and grow.

        Interboro
derived approximately 92% of its 2003 net revenue from TAP and Pell grants.
Interboro’s participation in the Pell and TAP grant programs subjects it to frequent reviews and detailed oversight. It must comply with complex laws and regulations, including with respect to its accreditation, operations, growth and change of its or
EVCI’s corporate structure. The regulations, standards and policies of the regulatory agencies frequently change.

        Interboro’s
failure to comply with existing requirements or its inability or failure to comply with changes or new interpretations could materially limit and adversely affect
Interboro’s ability to operate and grow. Some of the specific significant regulatory risks that apply to us are described in risk factors below.

Adverse changes in the amount or
timing of TAP disbursements could materially impede Interboro’s ability to operate.

        Budgetary
issues have caused delays in TAP disbursements. We cannot predict what will happen each budget year because the issues relating to TAP are political in nature.

        In
2002, approximately $830,000 of TAP funds we would ordinarily have received in April and
May were not paid to Interboro until July and August because approval of the New York
State budget was delayed.

        In
December 2002, TAP withheld $620,000, or 26%, of prepayments for Interboro’s Spring
2003 semester until July 2003.

        In
December 2003, TAP withheld $1.3 million, or 24%, of prepayments for Interboro’s
Spring 2004 semester. This deferral is scheduled to be paid by August 1, 2004. We could be mistaken in our belief that this deferral will not adversely impact our operations or growth.

        Faced
with substantial budget deficits, Governor Pataki has been proposing to change TAP requirements for the past few years in a manner that would be materially adverse to
Interboro. However, the actual changes made by the New York State legislature have not been materially adverse to Interboro. We believe that, while the governor has not proposed changing the full amount of TAP a student is eligible to receive per semester, he is recommending a restructuring of TAP to defer one-third of TAP until graduation. We believe this deferral would be financed by loans guaranteed by the U.S. government and/or provided by TAP. TAP funds would be disbursed to pay the amount of their deferred TAP award plus accrued interest on their loans if and when they receive their degrees. If a student does not graduate, the deferral would not be paid. The New York state legislature has successfully opposed tying TAP awards to retention or graduation rates because many colleges, universities and other interested parties have aggressively lobbied against the governor’s proposals.

        A
large majority of Interboro’s students do not graduate. Faced with the prospect of having to borrow to finance their tuition, if TAP grants were tied to graduation, we believe there are students who would not take out a loan to start or continue at
Interboro. A substantial decrease in enrollment would have a material adverse impact on
Interboro.

        If
our students do take out loans, and if those loans default rates are similar to Title IV loan default rates, Interboro could, over time, become ineligible to participate in the
TAP program. Accordingly, we do not know whether a loan program, even if used by Interboro students, would lessen the adverse impact on Interboro of a deferral or cutback in TAP grants with respect to those students.

        Furthermore,
changes in TAP regulations may materially increase Interboro’s administrative costs and require Interboro to modify its practices in a material adverse manner.

Adverse changes in the amount or
timing of Pell program disbursements could materially impede Interboro’s ability to operate.

        Title
IV must be reauthorized by congress every six years. The congressional reauthorization process is presently ongoing. However, the fact that this is an election year increases the likelihood that it will not be voted on this year. Accordingly, the current Title IV legislation remains effective. Congress also reviews appropriations for Title IV programs annually. Mounting budget deficits could negatively affect Congress’ appropriations.

        Any
significant decreases in the amount or timing of revenue we receive through the Pell program would have a material adverse effect on Interboro. Additionally, legislative or regulatory actions may materially increase Interboro’s administrative costs and require Interboro to modify its practices in a material adverse manner.

An ongoing TAP audit could result
in Interboro being required to make material refunds of TAP grants and limit its expansion plans.

        The
Office of the New York State Controller periodically conducts audits of colleges and universities that participate in TAP. The Controller is conducting an audit of
Interboro’s compliance with the TAP requirements for the three years ended June 30,
2003. The principle purpose of the audit is to determine whether Interboro complied with rules and regulations in certifying the TAP eligibility of its students.

        We
believe Interboro is generally in compliance with TAP requirements and will not be required to make any material repayments of TAP grants. However, Interboro has not had a
TAP audit since we acquired it in January 2000. Problems that prior management had with
TAP regulators are discussed in a separate risk factor below. Interboro implemented new policies and procedures since it was acquired by us in January 2000. We could be mistaken, however, in our belief this audit will not result in any material repayment of TAP funds by Interboro.

Interboro’s failure to
effectively open and operate new college sites, or annexes to existing sites, could adversely affect our business.

        Opening
additional college sites, or annexes to existing sites, requires Interboro to use its cash for new personnel, capital expenditures, marketing expenses and other startup costs. To open a new college site, Interboro is also required to obtain appropriate regulatory approvals. Interboro’s failure to effectively locate, open and manage the operations, or to obtain authorization to participate in the federal and state financial aid programs of newly established sites could have a material adverse effect on those and
Interboro’s other sites.

If the New York State Education
Department does not give Interboro the requisite approval to open new college sites or to receive extension center status for our Washington Heights and
Yonkers sites, Interboro's operations and growth could be adversely affected.

            We have an application pending
for extension center status at our Washington Heights site and intend to apply shortly for extension center status for our Yonkers site.  While we believe it is likely our applications will be granted, the New York State Education
Department could deny our applications or slow down the process in order to limit the pace of Interboro's growth for any number of reasons that include those discussed below.

            The NYSED wants to improve the
retention and graduation rates of college students statewide, especially those who enter colleges without high school diplomas after passing the federal ability to benefit exam.  The great majority of Interboro students are in this category.  Interboro has enhanced and strengthened its retention and graduation strategies and rates.  Its senior management is continuing to discuss goals and expectations with the NYSED.

            In the event the results of
Interboro's TAP audit are materially unsatisfactory, the NYSED may consider delaying or denying approval of any application we make.

If Interboro is unable to obtain
additional space within the buildings of its existing sites or for annexes to its existing sites, Interboro’s same site growth rate will be materially limited.

        Our
current growth rate cannot be sustained unless we expand our existing sites. Interboro is seeking additional space on a continuing basis so it can increase its capacity, mostly annexes, to existing sites to accommodate more students by the Fall 2004 semester. There are many factors that could prevent Interboro from accomplishing this goal. It needs to raise additional capital. In addition, it must obtain space at reasonable rentals that is proximate to existing space and complies with zoning requirements and landlord restrictions. Competition for space, and the time it takes to complete site identification, lease negotiation and renovations are additional hurdles Interboro must overcome before it can operate in any new space.

The seasonality of
Interboro’s enrollments is expected to produce significant variations in our results from quarter to quarter.

        Interboro’s
revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters have not been profitable prior to our 2003 third quarter in which we had net income of $79,087.
Furthermore, while for a full fiscal year, changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Our courses are 15 to 16 weeks long and revenue per semester is, therefore, reported over two quarters.

Interboro Institute’s prior
problems with regulators, under prior management, could recur and adversely affect its operations.

        Prior
to our acquiring Interboro, TAP administrators disallowed approximately $4,800,000 of grants previously disbursed to Interboro for academic years 1989/1990 through 1991/1992.
After protracted litigation between TAP administrators and previous management, Interboro was required to repay approximately $5,850,000, including $1,050,000 of interest, to the
New York State Higher Education Services Corporation. The entire amount was fully paid and all but approximately $700,000 was paid prior to our purchase of Interboro. However, funds disbursed to Interboro subsequent to academic year 1992 are still subject to audit by TAP administrators. We have recourse against the former owner of Interboro for disallowances relating to periods prior to January 14, 2000, only to the extent of any unpaid purchase price for Interboro. The amount of this unpaid purchase price is being disputed in an ongoing arbitration described in the next risk factor.

The outcome of our ongoing
arbitration with the former owner of Interboro regarding management fees paid to EVCI by
Interboro could have a material adverse affect on us.

        We
are currently involved in arbitration with Bruce R. Kalisch, the former owner of Interboro over the calculation of the purchase price he is entitled to receive for his sale of
Interboro. We have accrued approximately $2.6 million as of December 31, 2003, for Mr. Kalisch as current and long-term liabilities payable in equal quarterly installments of
$324,445 on April 10, July 10, October 10 and January 10 of 2004 and 2005. This accrual does not include any portion of the corporate allocations charged by EVCI to Interboro in
2001 and 2002 totaling approximately $3.9 million. Mr. Kalisch is seeking to disallow these charges and may decide to attack the propriety of approximately $2.0 million of overhead allocated to Interboro in 2003. Mr. Kalisch would be entitled to 50% of the portion, if any, of those allocations that are disallowed by the arbitrator. Although our earnings would not be affected by a disallowance, our cash position could be materially and adversely affected if the arbitrator finds that the amount of our accrual is too low and/or our schedule of payments is too long.

EVCI and Interboro depend on key
management personnel to operate and grow.

        The
efforts of Dr. Arol I. Buntzman, chairman of EVCI and chairman and chancellor of
Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI and chief executive officer of Interboro, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance on the life of Dr. Buntzman in the amount of $2.0 million. We have employment agreements, expiring December 31, 2005, with each of Dr. Buntzman and Dr.
McGrath.

A change of control of EVCI would
adversely affect Interboro’s receipt of Pell and TAP funds.

        Under
DOE regulations, a change in control includes a stockholder becoming and ceasing to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of EVCI’s voting stock and more voting stock than any other
EVCI stockholder. Under the DOE definitions, EVCI does not now have a controlling stockholder. Under TAP regulations, a change of control includes the transfer of controlling interest in EVCI. A significant acquisition or disposition of our common stock may be beyond our control.

        After
a change of control, Interboro’s cash flow could be adversely affected by the withholding of significant portions of grant funds until the change of control is reaffirmed, if at all. A change of control could take several months. If not reaffirmed,
Interboro would lose its ability to participate in the Pell and TAP programs and would not be able to continue operating.

A change of control of EVCI would
cause regulatory and accrediting authorities to return Interboro to a probationary status.

        If
a change of control were to occur in the future, Interboro would have to be reviewed and recertified for participation in Pell and its accreditation would have to be reaffirmed by the New York Board of Regents. A change of control would return Interboro to a provisional accreditation status. That status subjects Interboro to more scrutiny by the New York
State Education Department, including by means of additional reporting requirements, greater restrictions on expansion activities and the Board of Regents retaining authority to award degrees for Interboro.

        Board
of Regents retention of degree granting authority results in a greater level of scrutiny for each degree and delays in the awarding of degrees.

Future changes in ownership of our
common stock could substantially limit the utilization of our net operating loss carryforwards.

        Complex
rules under Section 382 of the Internal Revenue Code govern the determination of whether one or more changes of ownership of EVCI’s common stock will result in limitations on
EVCI’s ability to offset taxable income against its approximately $24 million of available net operating loss carryforwards. Sales of EVCI’s common stock by EVCI and persons defined as 5% holders under Section 382 regulations must be monitored by us so we can determine whether ownership changes have occurred that result in limitations on our net operating losses (NOL) utilization. We have no control over sales by 5% holders. Our effective cost of raising capital may be affected by these regulations.

Interboro’s inability to
foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

        A
college site may require the support of the community-based organizations that serve the minority populace from which the site seeks to recruit and retain economically disadvantaged students. Local politics and rivalries can jeopardize Interboro’s relationships with these organizations. Changes in our relationships with community-based organizations or other events beyond Interboro’s control might adversely affect the operations and growth of an existing site

Our failure to effectively manage
our growth could hurt our business.

        Our
rapid growth has at times strained our management, operations, employees and resources. We want to continue to grow to the extent our resources and regulators will permit. The challenges of recruiting, hiring, training and managing supervisory and support personnel, maintaining infrastructure and of planning and budgeting, become far more complex as we grow. These and other factors may prevent us from effectively managing our expanding operations or achieving significant growth on a profitable basis.

Our business could materially
suffer if we make acquisitions that do not meet our expectations.

        We
expect to seek acquisitions, especially colleges. We are engaging in evaluations of, and discussions with, possible acquisition candidates. We may be unable to acquire certain schools because we may not be able to raise sufficient funds to finance their acquisition or we may be unable to use our stock to fund the purchase. Or we may choose not to purchase a school after we conduct our due diligence. In 2001, after a significant expenditure of time, effort and money, we decided not to acquire one of Canada’s largest operators and franchisors of post-secondary business career schools. Our acquisition of ICTS was costly. From these and other experiences, we know that it takes time and resources to identify and acquire suitable acquisition candidates.

If we do make acquisitions, our
success with Interboro may not be repeated. Potential hurdles for us include:

  an inability to fund operations
of the acquired company

  possible loss of key employees

  diversion of our management
resources

  adverse effects on our
operating results

  unanticipated business or
regulatory uncertainties or liabilities

  breaches of representations or
warranties by the seller of the acquired company for which we do not have adequate recourse

  underestimation of capital needs

  failure to develop or implement
a viable business plan

  an inability to continue a
school's participation in financial aid programs as a result of regulatory change in control provisions

Our prior history of net losses
may recur if we cannot generate more revenue than our expenses and any extraordinary charges.

        Our
revenue and net loss for 2002 was $15,434,000 and $2,005,000. Our accumulated deficit at
December 31, 2002 was $33,731,000. Although for 2003 we had net income available to common stockholders of $2,570,185 and diluted earnings per common share of $0.31, in the future we may not be able to generate enough revenue to offset our expenses and to have net income and positive earnings per share.

Terrorist activity, or the threat
of it, in the New York Metropolitan area could adversely affect Interboro.

        All
of Interboro’s sites are located in or near New York City. If New York City is again a target or threatened target of terrorists, Interboro’s operations, enrollments and retention rates could be adversely impacted.

Actual or potential future sales
of shares of our common stock by management could have an adverse effect on the market price of our common stock.

        Sales
of our common stock from time to time by management may cause the marketplace to think the seller is not confident about our prospects. This may be so even if the reason is otherwise and is stated publicly. With the rise of our stock price, the likelihood increases that directors and officers will sell shares of our common stock.

Our share price has ranged greatly
since we went public and may be very volatile in the future.

        Since
our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94.

        In
addition to the actual or potential future sales of our common stock, our share price also could be affected by a number of factors, including:

  actual or anticipated
fluctuations in our quarterly or yearly operating results

  changes in expectations as to
our future financial performance or changes in financial estimates of securities analysts

  regulatory developments that
affect our cash flow or ability to open or expand sites

  increased competition in our
target market

  the operating and stock price
performance of other comparable companies

  general stock market or
economic conditions, including as a result of uncertainty about, or the occurrence of, war or terrorism

  sales of our stock by our
management or others pursuant to a prospectus or otherwise

  acquisitions of postsecondary
institutions

  additional financings

        In
addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our actual operating performance.

Provisions of laws or regulations,
our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

        We
are subject to a provision of Delaware law that prohibits a party that has acquired 15% or more of our common stock, without our board’s approval, from causing a business combination (as defined) involving EVCI or its subsidiaries unless approved by our board and two-thirds of our common stock held by our other stockholders.

        The
adverse regulatory effect of a change of ownership of EVCI’s common stock resulting in a change of control could discourage bids for our outstanding shares at a premium or otherwise.

        The
effects of the classified board provisions of our certificate of incorporation are explained in the next risk factor.

        Our
by-laws prohibit stockholders from calling, or proposing any business at, a special meeting of stockholders. The amendments also require a stockholder to give us substantial advance notice of any business to be proposed by the stockholder at an annual meeting, including nominees for election as directors.

        In
addition, we have change of control agreements with each of our chairman, chief executive officer and president, and chief financial officer that require substantial payments to them in the event their employment is terminated, except for cause, following a change of control of EVCI.

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

        Our
certificate of incorporation and by-laws include provisions whereby our officers and directors are to be indemnified against liabilities to the fullest extent permissible under Delaware law. Our certificate of incorporation also limits a director’s liability for monetary damages for breach of fiduciary duty, including gross negligence.
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

Item 2. Description of
Property.

        The
following table sets forth the location, approximate square footage, lease expiration date and use of each facility used by EVCI and Interboro:

Location
	Square Footage
		Expiration Date
			Use
Yonkers, NY	2,200	10/31/2013	EVCI's and Interboro's corporate and administrative offices

Mid-town New York, NY	38,000	1/31/2014	Interboro's mid-Manhattan main campus

Mid-town New York, NY	2,000	2/03/2007	Interboro's admissions department

Flushing, NY	11,000
		12/31/2010*	Interboro's Flushing extension center

Washington Heights, Northern Manhattan, NY	7,500	12/31/2005	Interboro's Washington Heights site

Yonkers, NY	10,000
		12/28/2009	Interboro's Yonkers site
_________________
* Including a five-year renewal at
Interboro’s option.

Item 3. Legal
Proceedings.

        During
January 2004, a hearing was held in New York City in the pending arbitration brought by
Bruce Kalisch, the former owner of Interboro, against Interboro and EVCI. Closing statements were presented on February 2, 2004. We currently expect that post-hearing briefs will be submitted and replied to by March 22, 2004. After submission of reply briefs the arbitrator has indicated that he will render a decision within 60 to 90 days.

        Testimony
at the hearing from experts, including Mr. Kalisch’s expert, supported the conclusion that allocations of expenses by a parent to a subsidiary are not only permissible but required. Nevertheless, Mr. Kalisch continues to claim that all of the approximately $3.9 million of allocation of expenses charged by EVCI to Interboro in 2001 and 2002 should be entirely disallowed.

        After
he reviews our calculation of all 2003 EBITDA, as defined in the Stock Purchase Agreement,
Mr. Kalisch may also challenge $2.0 million of expense allocated in 2003.

        Any
disallowance would increase the purchase price for Interboro payable to Mr. Kalisch by 50%
of the disallowance. We have not accrued any additional amounts to cover a potential disallowance because we believe the allocated expenses and salaries are proper charges to
Interboro.

        In
a related matter, in February, 2003 the New York Supreme court issued an Order limiting transfers of funds by Interboro to EVCI. This led to an interim Stipulation between EVCI and Mr. Kalisch allowing for certain transfers of funds provided that Mr. Kalisch contemporaneously receives certain payments toward the purchase price for Interboro’s
Stock. While the order is the subject of an appeal to be heard in the next 60 days, Mr.
Kalisch also filed a motion asserting that the Order had been violated by a $1,000,000 refinancing of a loan obligation to EVCI’s Series B preferred stockholders. In response to Mr. Kalisch’s motion, the court appointed a Special Referee to conduct an evidentiary hearing and to issue a report and recommendation. On February 27, 2004, the
Special Referee issued his Report, in which he found no wrongdoing whatsoever on the part of EVCI or Interboro. The special referee ended his decision with the following statement:
“Inasmuch as I have noted above that petitioner is a sophisticated business person, I further recommend to the court that petitioner be duly cautioned that further applications in the nature of the instant pending application shall be deemed frivolous conduct resulting in the imposition of sanctions as per 22 NYCR 130-1.1 et seq.”

Item 4. Submission of
Matters to a Vote of Security Holders.

        Not applicable.

Part II

Item 5. Market for
Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of EquitySecurities.

        Our
common stock is quoted on The Nasdaq Small Cap Market and the Boston Stock Exchange under the symbol “EVCI”. The following table sets forth the high and low sales prices, of our common stock, as reported by Nasdaq, for each quarter of 2002 and 2003.

2002
High
Low

First Quarter

$2.00

$1.34

Second Quarter
1.75

.90

Third Quarter
1.45

.81

Fourth Quarter
1.06

.49

2003

First Quarter

0.90

0.42

Second Quarter
2.50

0.85

Third Quarter
3.02

1.95

Fourth Quarter
5.80

2.37

        As
of February 23, 2004, the number of EVCI’s stockholders of record was 53 and the number of beneficial owners of its common stock was approximately 1,873.

        We
have never declared or paid any cash dividends on our common stock. As a result of the payment of all previously undeclared dividends on our Series B preferred stock and its automatic conversion into our common stock in 2003, we no longer have restrictions on the payment of dividends on our common stock. However, we currently anticipate retaining any future earnings to finance internal growth and potential acquisitions.

        The
issuances of 82,550 shares of our common stock in the fourth quarter 2003 upon exercises of warrants that are described in Item 6 below under “Liquidity and Capital
Resources,” were to accredited investors and, accordingly, were exempt from registration under the Securities Act of 1933 in reliance upon Regulation D of the SEC.

Item 6. Management's Discussion and
Analysis of Financial Condition and Results of Operations.

        The
following information should be read in conjunction with the financial statements and notes thereto included in this report for the year ended December 31, 2003. All numbers that have been rounded are approximate. Excluded from the discussion are all costs related to the discontinuation in 2002 of our ICTS activities.

Overview

        Interboro
has Spring, Summer and Fall semesters with day and evening classes. Full-time student enrollment for 2003 increased 28% to 5,250 from 4,110 in 2002. There are approximately
2,800 full-time students enrolled at Interboro for the 2004 Spring semester, a 56%
increase over the 2003 Spring semester. The following table compares 2003 with 2002 enrollments by semester.

2003

2002

Spring
1,850

1,410

Summer
1,100

950

Fall
2,300

1,750

5,250

4,110

        Interboro
operates in a niche market because it primarily targets and recruits students who will qualify each semester for Pell and TAP grants that cover most, if not all, of the cost of their tuition. Pell and TAP grants are made based on a student’s financial need.
Accordingly, Interboro’s target market is the economically disadvantaged in minority communities.

        Current
Interboro tuition is $3,900 to $4,000 per semester. The per semester maximum grants per student are: Pell, $2,025 and TAP, $2,500. Students who qualify for the maximum Pell and
TAP grants generally have the excess grant funds applied to pay for their books and transportation. Any balance after tuition, books and transportation is refunded to the students. For 2003, Interboro students qualifying for financial aid received an average of
$1,784 in Pell grants and $2,259 in TAP grants, a total of $4,043.

        More
than 85% of Interboro’s students are not high school graduates. They must, therefore, pass a federal “ability to benefit” exam in order to be accepted into Interboro and qualify for Pell and TAP grants. We believe that no other college or university in New
York, which receives Pell and TAP grants, has a higher percentage of their students who are ability to benefit students than Interboro. Serving Interboro’s target market provides significant opportunities, as well as challenges and uncertainties, for the college.

        We
believe that there are significant barriers to entry into our target market, by new entrants, that include:

  the Title IV requirement that a
school be fully operational for two years before it can apply to participate         in
Title IV programs

  the time it takes to obtain
accreditation

  the considerable expense of
start-up operations

  the difficulty of achieving
acceptable margins with a low tuition rate that is competitive with Interboro for those existing colleges or
universities that need to participate in Title IV loan programs, the risk of losing eligibility to participate in any Title IV program because loan default
rates exceed 25% of the         students who have taken loans.  Because of their
financial circumstances, students from our target market are         more likely to
default.  Interboro does not participate in Title IV loan programs.

        Capacity

        Interboro’s
current capacity is approximately 2,900 full-time students per semester, without increasing late afternoon or weekend classes. On a site-by-site basis our current capacity breaks down approximately as follows:

Manhattan main campus

1,565

Flushing extension center
625

Washington Heights site
510

Yonkers site
200

        Interboro
is currently looking for new space for same-site annexes to support our continuing growth.
Our current capacity without new space permits us to grow our enrollments by 20%
college-wide in the Fall 2004 as compared to the Fall 2003. We are aggressively seeking space to open same-site annexes to our Manhattan main campus, Flushing extension center and Washington Heights site. Annexes are located within close walking distance to the existing site. We are in the process of adding additional classroom space in the building where our Yonkers site is located.

        Components of
revenue and other Income

        All
of our net revenue consists of tuition after deducting $300 per student for books and any refunds made to students. In 2003, approximately 94% of our net revenue consisted of TAP and Pell grants. Other income consists primarily of application fees and miscellaneous charges to students as well as fees charged for Interboro’s optical services rendered by its ophthalmology department.

        Revenue recognition

        Interboro
has three semesters per academic year: Fall, Spring and Summer. There are generally 15 to
16 weeks in a semester and revenue is recorded ratably over the semester on a weekly basis. The Fall semester generally begins the first week of September, the Spring semester generally begins the second week of January and the Summer semester generally begins the second week of May. Revenue per semester will, therefore, be reported over two quarters.
Accordingly, while for a full fiscal year increases in our enrollment directly relate to increases in revenue, enrollments for our academic semesters do not have the same direct relationship to revenues in any particular fiscal quarter.

        Revenue,
to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. At year-end, our deferred revenue is comprised almost entirely of TAP prepayments for the next Spring semester. Interboro can receive TAP prepayments for the Spring and Fall semesters based on the preceding semester’s roster of students that have been certified by Interboro and accepted by TAP administrators. Prepayments can be up to 40% of the prior semester’s roster. There is usually no prepayment for the Summer semester because TAP generally does not have the necessary funds until the next fiscal year’s budget is passed by New York State legislature. Budgetary issues can also affect the maximum amount of TAP prepayments, as was the case in 2003 and 2002 when 26% of Spring 2004 and 24% of Spring 2003 prepayments were deferred.

        Seasonality

        Interboro’s
revenue varies as a result of changes in the level of its enrollments.

        Most
colleges and universities traditionally experience a greater seasonal increase in enrollments for the Fall semester over the Spring semester in an academic year (Fall,
Spring and Summer semesters). Since we acquired Interboro, Spring semester enrollment has been greater than the immediately preceding Fall semester’s enrollment. However, due to our expansion and progress in increasing retention of Interboro students, we are experiencing record enrollment for each succeeding Fall, Spring and Summer semester.
Enrollment during the Summer semester is traditionally significantly lower than the remainder of the same academic year. As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

                 Accounts receivable

        Our
accounts receivable consists of tuition earned, but not yet paid, by Pell and TAP grants or by students who we allow to pay in installments the amounts of their tuition and fees that are not covered by Pell and TAP. We keep our bad debt exposure low by requiring students to keep their tuition installments current in order to continue their degree program the next semester.

        Up
to 90% of Pell funds is generally received by us prior to the completion of the semester and the balance is usually paid to us within 30 days after the semester. The collection of
Pell funds can begin at the beginning of the semester for continuing students. For new students, we can start collecting Pell funds after students have completed 61% of the semester.

        As
a prepayment, we received approximately 40% of TAP funds prior to the start of the Fall
2003 semester, based on the previous semester’s student roster. However, as a result of a change approved in the New York State 2002-2003 budget, TAP deferred payment in December
2003 of prepayments of $1,328,000, related to the Spring 2004 semester, until not later than August 2004. As a result, we received a prepayment of approximately $955,000 for the
Spring 2004 semester. This is included as deferred revenue on our balance sheet as of
December 31, 2003. As the semester progresses and we determine our students’
eligibility for TAP, we certify or decertify them. This process applies to new students as well as continuing students. We are conservative regarding our certifications so that we can avoid having to make large refunds of TAP grants. The majority of TAP funds in payment of tuition for a semester is generally received by us prior to the start of the next semester and the balance is usually substantially collected over the next 2 to 3 months.
This collection rate assumes the New York State budget is passed on time without adversely affecting TAP.

        Cost of revenue

        Cost
of revenue mostly consists of salaries of academic, administrative and staff personnel such as deans, professors, admissions personnel, and library staff. It also includes student transportation allowance, testing and vaccination costs.

        Salaries and benefits

        These
costs are included in selling, general and administrative expense. All employee costs that are not included in cost of sales are included in this category, including benefit costs for all of our employees. The employees in this category are executive, financial aid, accounting, clerical, maintenance and security personnel.

        On
February 28, 2004, Interboro entered into a collective bargaining agreement with Local 153 of the Office & Professional Employees International Union expiring August 31, 2006.
Approximately 100 out of a total of approximately 300 Interboro employees are members of
Local 153. The agreement provides for minimum and maximum average annual salary increases of 3% and 6% and gives management full control over Interboro’s operations. Increases over the minimum are tied to increases in Interboro’s enrollment.

        Marketing costs

        Marketing
costs are expensed as incurred. We use subway and
bus ads, newspapers, radio, direct mail, television, telemarketing and the yellow pages.

Critical accounting
policies

        Our
discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to accounts receivable, goodwill, fixed assets, deferred revenue, income taxes, accruals, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current additions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies:

  EVCI reviews goodwill and
identified intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.  EVCI
performs nondiscounted cash         flow analyses to determine if impairment exists.

  EVCI's recognition of revenue
is discussed above.

  Accounts receivable are
reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts.  EVCI estimates doubtful accounts based on historical bad
debts and factors related to         specific students.  EVCI writes off accounts
receivable against the allowance when a balance is determined to         be
uncollectible.  Our accounts receivable are primarily due from students who were awarded financial aid.

  Property and equipment is
recorded at cost.  Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment.  Amortization of
leasehold improvements is provided         for by the straight-line method over the term
of the lease.

  Marketing costs are discussed
above.

  EVCI employs the liability
method of accounting for income taxes pursuant to Statement of Financial
        Accounting Standards ("SFAS") No. 109.  Under this method, recorded deferred
income taxes reflect the tax         consequences on future years of temporary
differences (differences between the tax basis of assets and         liabilities and
their financial amounts at year-end).  EVCI provides a valuation allowance that reduces deferred tax assets to their net realizable value.

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

2003 Compared to 2002

        The
following table summarizes our operating results as a percentage of revenue for 2003 and
2002.

     Year Ended

December 31,

2003

2002

Revenue:

Net revenue

98.4
%

98.9
%

Other income

1.6

1.1

Total Revenue

100.0
%

100.0
%

Operating expenses:

Cost of revenue

24.4
%

23.5
%

Selling, general and administrative expenses

67.5

73.3

Total operating expenses

91.9

96.8

Income from continuing operations*

7.5

2.5

Net income (loss)

16.7

(13.0
)

Net Income (loss) available to common stockholders

12.7
%

(20.5
%)

_________________
*Incremental income from operations
as a percentage of incremental revenue was approximately 24%.

        Net
revenue for 2003 increased 31%, or $4,655,000 to $19,912,000 from $15,257,000 for 2002, because Interboro’s full-time student enrollment rose by 28% to 5,250 from 4,110 in
2002. Each of Interboro’s sites contributed to the net revenue increase: Manhattan
$1,026,000, Flushing $967,000, Washington Heights $2,141,000 and Yonkers $565,000. These
are net of a $44,000 decrease at EVCI.

        For
the Fall 2003 semester, prior to taking new space for the Spring 2004, Interboro’s full-time enrollment was at 90% of capacity. For the Spring semester of 2004,
Interboro’s full-time enrollment is currently at approximately 97% of capacity. In addition to increasing capacity at our college sites in time for the Fall 2004, we currently plan to increase tuition by $200 per semester.

        Other
income increased by $148,000, to $325,000 for 2003 from $177,000 for 2002, resulted directly from Interboro’s enrollment increases. In 2003, we also received $86,000 from a settlement with the former owners of ICTS.

        Cost
of revenue increased by $1,299,000, to $4,928,000 for 2003 from $3,629,000 for 2002. Most all of the increase is attributable to an increase during the year from 129 to 162 in full- and part-time personnel that are included in cost of sales. Salaries made up 95% of the cost of sales in 2003 and 2002 and the balance was primarily made up of student transportation costs, open house costs, vaccinations, doctor’s fees, optical costs and graduation costs. The most significant increases in personnel were:

2003

2002

Part-time instructors
76

58

Full time Instructors*
32

31

Part-time tutors
24

16

Recruiters
16

11

_________________
*Approximately 45% to 50% of our courses are taught by full-time instructors.

        The
following table sets forth our selling, general and administrative expense items as a percentage of our total revenue for 2003 and 2002:

2003

2002

Salaries and benefits
31.7
%
33.9
%

Marketing
9.4
%
8.5
%

Depreciation and amortization
4.3
%
3.9
%

Other expenses
17.8
%
21.0
%

Professional fees

4.3
%
3.9
%

        Salaries
and benefits increased by 23%, or $1,185,000, to $6,418,000 for 2003 from $5,233,000 for
2002. This increase results mostly from an Interboro payroll increase of $1,385,000 that was offset by an EVCI payroll decrease of $200,000. The Interboro selling, general and administrative full- and part-time personnel were 155 in 2003 and 109 in 2002. As a percentage of our revenue, salaries and benefits decreased because the cost of the additional administrative and clerical employees was proportionately less than the increase in revenues resulting from our enrollment growth. In September 2003, our administrative and clerical staff received a salary increase of 6% or a total of approximately $80,000. Our executive management team received bonuses of $250,000 in
November 2003. Additional wages, fringes and payroll costs of new personnel to support
Interboro’s growth accounted for $525,000 of the increase.

        Included
in Interboro’s payroll for 2003 are approximately 85 employees who joined Local 153.
At December 31, 2003, the annual salaries and benefits cost of these 85 union employees was approximately $2,400,000.

        Marketing costs
increased by $593,000, or 45%, to $1,909,000 for 2003 from $1,316,000 for 2002.
These costs are mostly for newspaper, radio, TV and subway advertising.

        Depreciation
and amortization increased by $277,000 to $877,000 for 2003 from $600,000 for 2002, primarily as a result of leasehold improvements made and computer equipment purchased to support Interboro’s growth.

        Other
expenses increased by $331,000 to $3,587,000 for 2003 from $3,256,000 for 2002.
Approximately 85% of other expenses consisted of the following:

2003

2002

Rent and utilities
$1,620,000

$1,460,000

Insurance
405,000

365,000

Telephone and internet
359,000

213,000

Supplies
209,000

103,000

Equipment rental
208,000

150,000

Travel and entertainment
162,000

192,000

Investor relations
106,000

256,000

$3,069,000

$2,739,000

        Net
income/(loss) available to common stockholders for 2003 was $2,570,000 compared to a
($3,164,000) loss for 2002. Our income in 2003 was reduced by $809,000 and our loss in
2002 was increased by $1,159,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends. These charges related almost entirely to our
Series B preferred stock and will not recur in 2004 because the remaining shares of Series
B preferred stock were converted into our common stock and all undeclared Series B dividends were declared and paid before October 15, 2003. We do not expect to incur similar charges in 2004.

Liquidity and capital
resources

        Our
sources and uses of funds during 2003 and our cash balances on January 1 and December 31,
2003 are summarized below:

Sources:

2003

Cash collections from operations
$18,299,000

Private placement
2,000,000

Exercises of options and warrants
875,000

Proceeds of note payable from bank
1,000,000

22,174,000

Uses:

Payment of operating expenses
18,291,000

Payment of dividends on Series B preferred stock
1,752,000

Payment of note held by Series B preferred stockholders
1,000,000

Payment of principle on notes payable to financial institutions
105,000

Payment of principal portion of capital leases
122,000

Purchases of property and equipment
649,000

Payment of purchase price for Interboro
345,000

22,274,000

Net decrease in cash
(100,000
)

Cash at beginning of year
2,622,000

Cash at end of year
$2,522,000

        In
the second quarter 2003, EVCI received funds from exercises of options and warrants to purchase our common stock as follows:

No. of Shares
     Price Per
Share
Proceeds

406,190
$1.05

$ 426,500

123,549	$2.00

247,098

$ 673,598

        In
the third quarter 2003, EVCI received $2,000,000 from the sale of 943,396 shares of our common stock and warrants to purchase an additional 235,850 shares of our common stock.
The purchase and warrant exercise prices were $2.12 per share.

        In
the third quarter 2003, Interboro received the proceeds of $1,000,000 three-year bank loan.

        In
addition, in the third quarter 2003, EVCI received $25,000 from exercises of warrants to purchase our common stock at $1.05 per share.

        In
the fourth quarter, EVCI received funds from exercises of options and warrants as follows:

No. of Shares
     Price Per
Share

Proceeds

45,000

$1.05

$ 47,250

22,500

$1.52

34,200

983

$1.20

1,180

$ 82,630

        In the
fourth quarter 2003, Interboro obtained a stand-by line of credit to finance the deferred portion of TAP grants. Advances will be made in the bank’s discretion and will be limited to 50% of the amounts deferred provided the outstanding advances do not exceed
$1.5 million. Interest will be floating at the bank’s prime rate plus 1%. There are no commitment fees. This line will expire September 1, 2004, subject to renewal in the bank’s discretion. EVCI is the guarantor of the line. Interboro has not needed to use this line of credit.

        As
in 2003, we expect that our cash generated from operations will be sufficient to pay our operating expenses. This assumes that we will not require significant additional capital for one or more of the following:

  to pay to the former
owner of Interboro substantially more than the approximately $975,000 we have accrued for payment in installments of approximately $325,000 each on the 10th of April,
July and October 2004.  We do         not expect to receive the arbitrators decision
until the second quarter of 2004.

  to finance any shortfall in, or
deferral of, TAP payments that exceed the limit of the line of credit we         have for
this purpose.

  to pay the costs of increasing
Interboro's capacity by adding annexes to existing sites.

        It
is difficult for us to budget our expansion before we are able to secure an appropriate same-site annex because the kind and cost of leasehold improvements may vary substantially from location to location depending on the location’s suitability for
Interboro’s operations. Furthermore, delays in completing construction and becoming fully operational could delay our ability to generate revenue from the same-site annexes.

        With
the improvement in our financial condition, net income and cash flow, we have been able to secure financing more easily. While optimistic about the continuation of this trend, we do not assume we will be able to raise the necessary cash when and if we need it.

Item 7. Financial
Statements.

        The
financial information required by this item is set forth beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

Item 8A. Controls and
Procedures.

        Our
management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2003. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date.

PART III

        Items
9, 10, 11, 12 and 14 are incorporated by reference to our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 13. Exhibits, List
and Reports on Form 8-K.

(a)
          The following exhibits are filed as part of this report.

Exhibit No.*

 Description
of Exhibit

3.1[1]

 Certificate
of Incorporation of the Registrant.

3.2[1]

 Certificate
of Merger of Educational Video Conferencing, Inc. (a New York Corporation)
into the Registrant (a Delaware Corporation).

3.3[1]

 Certificate
of Correction of the Certificate of Incorporation of the Registrant.

 3.4[3]

 Certificate of Amendment, dated February 22, 1999, to Certificate of
Incorporation of the
Registrant.

3.5[10]

 Amended
and Restated By-Laws of the Registrant.

 3.6[5]

 Certificate Eliminating Reference to Series A 7.5% Convertible Preferred
Stock from the
Certificate of Incorporation of the Registrant.

 3.7**

 Certificate of Amendment, dated May 23, 2002, to Certificate of
Incorporation of the
Registrant.

 3.8[5]

 Certificate Eliminating Reference to Series B 7% Convertible Preferred
Stock from the
Certificate of Incorporation of the Registrant.

 3.9[5]

 Certificate Eliminating Reference to Series C 8% Convertible Preferred
stock from the
Certificate of Incorporation of the Registrant.

  4.2[2]

 Form
 of   Representative's   Warrant  Agreement   (including  Form  of
Representative's Warrant).

4.3[2]

 Form
of Common Stock certificate.

  4.4[4]

 Warrant
 Agreement,  dated  January 14, 2000,  between the  Registrant  and Bruce R.
Kalisch.

  4.5[6]

 Warrant
 Agreement,  dated  April 18,  2000,  between  the  Registrant  and Peter J.
Solomon Company Limited.

4.6[7]

 Form
of Warrant issued to each seller of shares of ICTS, Inc.

  4.7[8]

 Warrant
 to  purchase  50,000  shares of common  stock of the  Registrant  issued to
Rosenthal & Rosenthal, Inc. on July 12, 2002.

  4.8[8]

 Form of Common Stock Purchase Warrant issued in connection with the issuance of
                        Registrant's  Convertible Promissory Notes that were converted into the Registrant's common stock in September 2002.

  4.9[9]

 Form of Registrant's Common Stock Purchase Warrant issued to three institutional
investors on August 1, 2003.

  4.10[15]

 Common Stock Purchase Warrant issued in September 2003, to purchase
45,000 shares of the
Registrant's common stock.

  10.1[10]

 Employment
 Agreement  between  the  Registrant  and  Dr.  Arol I.  Buntzman,  dated
January 1, 2003.

  10.2[10]

 Employment
 Agreement between the Registrant and Dr. John J. McGrath,  dated January
1, 2003.

  10.3[10]

 Employment
  Agreement  between  the  Registrant  and  Richard   Goldenberg,   dated
January 1, 2003.

10.4[11]

 Amended
and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]

 2001
Non-Qualified Stock Option Plan.

 10.6[10]

 Form of Change in Control Agreement used for agreements the Registrant has with each
                        of Dr. Arol I. Buntzman,  Dr. John J. McGrath,  and Richard
Goldenberg, dated February 11, 2003.

10.7[1]

 Form
of Indemnification Agreement.

10.8[4]

 Stock
Purchase Agreement,  dated January 14, 2000, among Bruce R. Kalisch, Interboro
Holding, Inc. and Interboro Institute, Inc.

  10.9[8]

 Promissory
  Note  for   $550,000,   dated  July  12,  2002,   and  payable  by  the
Registrant to Rosenthal & Rosenthal, Inc.

  10.10[8]

 Guarantee by Interboro Institute, Inc., dated July 12, 2002, of the
Registrant's
$550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

  10.11[13]

 Lease
 Agreement              between 444 Realty Company and Interboro Institute, Inc.
                        dated July 27, 1983, as amended by agreements dated June
                        20, 1988, June 1,
1992, and February 1, 1993.

10.12[13]

 Lease
Agreement between JUYI, Inc., dated January 26, 2001.

  10.13[9]

 Promissory
 Note for  $1,000,000,  dated  August  4,  2003,  payable  by  Interboro
Institute, Inc. to North Fork Bank.

  10.14[9]

 Form of the Registrant's Subscription and Registration Rights Agreement
relating to
                        the Registrant's August 1, 2003, issuance of common stock and warrants.

  10.15[14]

 Settlement
 Agreement made October 3, 2003,  between Amaranth Trading L.L.C. and the
Registrant.

  10.16[14]

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading
 L.L.C.'s rights to claims to shares                         of EVCI's common stock upon
conversion of Series B Preferred shares.

  10.17[15]

 Third
 Amendment  and Lease  Extension  Agreement  made as of August 1, 2003,  between  444
Realty Company, L.L.C. and Interboro Institute, Inc.

  10.18[16]

 Ownership and Registration Rights Agreement, dated November 11, 2003, between the
                        Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and
JLF Offshore Fund.

10.19**

 Employment
Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20**

 Option
Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

  10.21**

 Change of control letter agreement between the Registrant and Joseph D.
Alperin dated
January 1, 2004.

  10.22**

 Agreement
 made February 28, 2004 between  Interboro  Institute,  Inc. and OPEIU Local 153,
AFL-CIO.

23.1**

 Consent of
Goldstein Golub Kessler LLP

  31.1**

 Certification
 of Chief  Executive  Officer  required  by Rule  13a-14(a)  under the
Exchange Act.

  31.2**

 Certification
 of Chief  Financial  Officer  required  by Rule  13a-14(a)  under the
Exchange Act.

  32.1**

 Certification
 of Chief  Executive  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  32.2**

 Certification
 of Chief  Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)
The Company filed a report on Form 8-K dated October 10, 2003 convening Item 5.

_________________

* Numbers inside brackets indicate
documents from which exhibits have been incorporated by reference.

**       Filed herewith.

[1]

               Incorporated by reference to the Registrant’s Registration Statement on
Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]

               Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]

               Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended
March 31, 1999.

[4]

               Incorporated by reference to the Registrant’s Form 8-K dated
January 14, 2000.

[5]

               Incorporated by reference to the Registrant’s Form 8-K dated October 6,
2000.

[6]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000.

[7]

               Incorporated by reference to the Registrant’s Form 8-K dated
July 1, 2001.

[8]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002.

[9]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.

[10]

               Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]

               Incorporated by reference to the Registrant’s Registration Statement on
Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]

               Incorporated by reference to the Registrant’s Registration Statement on
Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003.

[14]

               Incorporated by reference to the Registrant’s Form 8-K dated October 10,
2003.

[15]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]

               Incorporated by reference to Amendment No. 1 to the Registrant’s
               Registration Statement on Form S-3, filed December 4, 2003, Registration No.
333-110567.

SIGNATURES

            In accordance with Section 13 or
15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    EVCI CAREER COLLEGES INCORPORATED

Date: March 5, 2004
    By: /s/  Dr. John J. McGrath
    Dr. John J. McGrath
Chief Executive Officer and President

             In accordance with the Exchange
Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Date

     /s/ Dr. Arol I. Buntzman
    Dr. Arol I. Buntzman
Chairman of the Board
March 5, 2004

     /s/ Dr. John J.
    McGrath
    Dr. John J. McGrath
Chief Executive Officer and President and Director
March 5, 2004

     /s/ Richard
    Goldenberg
    Richard Goldenberg
    Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)
March 5, 2004

     /s/ Royce N. Flippin,
    Jr.
    Royce N. Flippin, Jr.
Director
March 5, 2004

     /s/ Philip M.
    Getter
    Philip M. Getter
Director
March 5, 2004

     /s/ Dr. Donald Grunewald
    Dr. Donald Grunewald
Director
March 5, 2004

     /s/ Elie Housman
    Elie Housman
Director
March 5, 2004

 EVCI
CAREER COLLEGES INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL
STATEMENTS

 DECEMBER 31, 2003

EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT
AUDITOR’S REPORT

To the Board of Directors

EVCI Career Colleges Incorporated

We have audited the accompanying
consolidated balance sheets of EVCI Career Colleges Incorporated (“EVCI”) and
Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of EVCI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of EVCI Career Colleges Incorporated and Subsidiaries as of December
31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.

GOLDSTEIN GOLUB KESSLER
LLP
New York, New York

January 30, 2004

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

CONSOLIDATED
BALANCE SHEET

December 31,
2003
2002

ASSETS

Current Assets:

Cash and cash equivalents
$ 2,522,107

$ 2,622,485

Student accounts receivable, less allowance for doubtful accounts of $50,000
2,715,418

1,644,364

Note receivable
90,000

100,000

Prepaid expenses and other current assets
103,367

82,004

Total current assets
5,430,892

4,448,853

Property and Equipment - net
1,714,606

1,711,252

Restricted Certificates of Deposit
291,352

288,175

Goodwill
3,600,522

2,257,289

Deferred Income Tax Asset, net of valuation allowance of $6,259,000 and $4,220,000, respectively
2,000,000

--

Other Assets
271,956

228,739

Total Assets
$ 13,309,328

$ 8,934,308

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses
$ 848,177

$ 1,194,804

Accrued purchase price payable for Interboro Institute, Inc.
973,337

360,000

Deferred tuition revenue
1,007,621

1,875,507

Current portion of capital lease obligation
161,805

78,008

Current portion of notes payable
480,235

963,309

Total current liabilities
3,471,175

4,471,628

Capital Lease Obligation, net of current portion
236,194

141,739

Accrued Purchase Price Payable for Interboro Institute, Inc., net of current portion
1,622,227

1,237,331

Notes Payable, net of current portion
964,968

496,691

Liabilities from Discontinued Operations
--

64,956

Total liabilities
6,294,564

6,412,345

Commitments and Contingencies

Stockholders' Equity:

Preferred stock - $.0001 par value; authorized 1,000,000 shares:

Series B 7% Convertible Preferred Stock - $100 stated value; 200,000 shares designated Series B; issued and outstanding -0- and 130,000 shares, respectively
--

12,820,618

Common stock - $.0001 par value; authorized 20,000,000 shares; issued and outstanding 10,862,452 and 5,308,826 shares, respectively
1,090

532

Additional paid-in capital
39,296,760

23,432,295

Accumulated deficit
(32,283,086
)
(33,731,482
)

Stockholders' equity
7,014,764

2,521,963

Total Liabilities and Stockholders' Equity
$ 13,309,328

$ 8,934,308

 See Notes to Consolidated Financial Statements
F-3

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

CONSOLIDATED
STATEMENT OF OPERATIONS

Year ended December 31,
2003
2002

Net revenue

$ 19,912,423

$ 15,257,352

Other income
325,305

176,588

Total revenue
20,237,728

15,433,940

Operating expenses:

Cost of revenue
4,928,275

3,628,641

Selling, general and administrative
13,674,927

11,299,130

Noncash consulting services
--

18,900

Total operating expenses
18,603,202

14,946,671

Income from operations
1,634,526

487,269

Other income (expense):

Interest and financing costs
(138,038
)
(107,130
)

Interest income
23,412

12,320

Income from continuing operations
1,519,900

392,459

Discontinued operations:

Loss from discontinued operations
--

(640,064
)

Loss from disposal of discontinued operations
--

(1,562,577
)

Loss from discontinued operations
--

(2,202,641
)

Income (loss) before provision (benefit) for income taxes
1,519,900

(1,810,182
)

Provision (benefit) for income taxes
(1,860,000
)
195,000

Net income (loss)
3,379,900

(2,005,182
)

Dividends on preferred stock - Series C
--

(6,253
)

Accreted value of warrants and transaction costs - Series B
(179,382
)
(239,176
)

Accreted value of warrants - Series C
--

(3,081
)

Dividends on preferred stock - Series B
(630,333
)
(910,000
)

Net income (loss) available to common stockholders
$ 2,570,185

$(3,163,692
)

Income (loss) per common share:

Basic:

Continuing operations
$ 0.35

$ (0.20
)

Discontinued operations
--

$ (0.45
)

Income (loss) per common share
$ 0.35

$ (0.65
)

Diluted:

Continuing operations
$ 0.31

$ (0.20
)

Discontinued operations
--

$ (0.45
)

Income (loss) per common share
$ 0.31

$ (0.65
)

Weighted-average number of common shares outstanding:

Basic
7,360,649

4,874,903

Diluted
8,265,176

4,874,903

 See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

CONSOLIDATED
STATEMENT OF STOCKHOLDERS' EQUITY

Common Stock
Preferred Stock Series B
Preferred Stock Series C

Treasury Stock

Additional Paid-in Capital

Number of Shares
Amount
Number of Shares
Amount
Number of Shares
Amount

Amount
Accumulated Deficit
Stockholders' Equity

Balance at December 31, 2001

4,492,961

$ 450

130,000

$ 12,581,442

1,300

$130,000

$ (82,580

)
$ 22,489,935

$
(31,477,790

)

Purchase of treasury shares, at cost - 37,400 shares

--

--

--

--

--

--

(65,889
)
--

--

(65,889
)

Issuance of preferred stock Series C

--

--

--

--

4,930

493,000

--

(67,236
)
--

425,764

Allocated value of warrants issued with Series C

--

--

--

--

--

--

--

3,081

(3,081
)
--

     Accreted value of warrants and transaction costs -

Series B

--

--

--

239,176

--

--

--

--

(239,176
)
--

Dividends on preferred stock Series C

--

--

--

--

--

--

--

--

(6,253
)
(6,253
)

     Conversion of preferred stock Series C into

common stock

409,870

41

--

--

(6,230
)
(623,000)

--

622,959

--

--

Issuance of common stock for services

18,000

2

--

--

--

--

--

18,898

--

18,900

Allocated value of warrants issued with convertible notes

--

--

--

--

--

--

--

22,619

--

22,619

Conversion of convertible notes into common stock

475,000

48

--

--

--

--

--

485,703

--

485,751

Interest on convertible notes paid in common stock

2,360

--

--

--

--

--

--

2,296

--

2,296

Issuance of warrants

--

--

--

--

--

--

--

2,500

--

2,500

Treasury stock retired

(89,365
)
(9
)
--

--

--

--

148,469

(148,460
)
--

--

Net loss

--

--

--

--

--

--

--

--

(2,005,182
)
(2,005,182
)

Balance at December 31, 2002

5,308,826

532

130,000

12,820,618

- 0 -

- 0 -

- 0 -

23,432,295

(33,731,482
)
2,521,963

     Accreted value of warrants and transaction costs -

Series B

--

--

--

179,382

--

--

--

--

(179,382
)
--

Exercise of warrants and options

709,012

73

--

--

--

--

--

$ 874,698

--

874,771

     Conversion of preferred
stock Series B into common stock

3,550,244

355

(130,000
)
(13,000,000
)
--

--

--

12,999,645

--

--

Issuance of common stock

943,396

94

--

--

--

--

--

1,999,906

--

2,000,000

     Series B settlement
received net of expenses incurred

--

--

--

--

--

--

--

(9,748
)
--

(9,748
)

      in connection
with the Series B conversion

Cashless exercise of warrants

350,974

36

--

--

--

--

--

(36
)
--

--

     Dividends declared and paid on preferred stock

Series B

--

--

--

--

--

--

--

--

(1,752,122
)
(1,752,122
)

Net income

--

--

--

--

--

--

--

--

3,379,900

3,379,900

Balance at December 31, 2003

10,862,452

$ 1,090

$
-0-

$
-0-

--

$
-0-

$
-0-

$ 39,296,760

$

(32,283,086)

$
7,014,764

 See Notes to Consolidated Financial Statements
F-5

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

CONSOLIDATED
STATEMENT OF CASH FLOWS

Year ended December 31,
2003
2002

Cash flows from operating activities:

Net income (loss)
$ 3,379,900

$(2,005,182
)

       Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:

Loss on disposal of discontinued operations
--

1,562,577

Depreciation and amortization
877,349

565,585

Loss on disposal of assets
--

9,865

Deferred income taxes
(2,000,000
)

Amortization of intangibles
--

18,550

Shares issued for consulting services
--

18,900

Noncash interest and finance charges and services
--

27,415

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable
(1,071,054
)
(240,863
)

Decrease in accounts receivable, other
--

34,585

(Increase) decrease in prepaid expenses and other current assets
(21,363
)
59,781

Decrease (increase) in other assets
25,333

(42,639
)

(Decrease) increase in accounts payable and accrued expenses
(346,627
)
479,745

(Decrease) increase in deferred tuition revenue
(867,886
)
623,207

Decrease in assets and liabilities from discontinued operations
(64,956
)
(819,120
)

Net cash provided by (used in) operating activities
(89,304
)
292,406

Cash flows from investing activities:

Purchases of property and equipment
(649,410
)
(759,716
)

Proceeds from sale of assets held for resale
--

6,323

Investment in restricted certificates of deposit
(3,177
)
(288,175
)

Repayment of (cash advanced for) notes receivable
10,000

(100,000
)

Payments on accrued purchase price payable
(345,000
)
(207,741
)

Net cash used in investing activities
(987,587
)
(1,349,309
)

Cash flows from financing activities:

Principal payments on capital lease obligation
(121,591
)
(58,519
)

Net proceeds from issuance of preferred stock Series C
--

425,764

Net proceeds from issuance of convertible promissory notes
--

485,750

Net proceeds from (repayment of ) promissory note payable
(28,261
)
550,000

Net proceeds from note payable - bank
923,464

--

Repayment of note payable - Series B holders
(910,000
)
--

Proceeds from issuance of common stock and warrants
2,000,000

--

Proceeds from exercise of options and warrants
874,771

--

Dividends paid on Series B preferred stock
(1,752,122
)
--

Expense incurred upon conversion of series B preferred stock
(9,748
)

Purchase of treasury stock
--

(65,889
)

Net cash provided by financing activities
976,513

1,337,106

Net increase (decrease) in cash and cash equivalents
(100,378
)
280,203

Cash and cash equivalents at beginning of year
2,622,485

2,342,282

Cash and cash equivalents at end of year
$ 2,522,107

$ 2,622,485

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest
$ 143,239

$ 79,715

Income taxes
$ 146,445

$ 64,291

Supplemental schedule of noncash investing and financing activities:

Property and equipment transferred from held for resale to operations
--

$ 244,812

Capital lease obligations incurred
$ 299,843

$ 251,740

Conversion of Series C to common stock
--

$ 498,750

Issuance of common stock in lieu of interest on convertible promissory notes
--

$ 2,296

Increase in intangible asset
--

$ 25,000

Increase in goodwill
$ 1,343,233

$ 828,078

Increase in accrued purchase price payable
$ 1,343,233

$ 853,078

Accrued dividends on Series C preferred
--

$ 6,253

Issuance of warrants
--

$ 2,500

Conversion of convertible promissory notes
--

$ 485,750

 See Notes to Consolidated Financial Statements
F-6

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL
BUSINESS  ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

EVCI provides on-campus education
through the operations of Interboro Institute, Inc. (“Interboro”), a two-year college with sites in Manhattan, Flushing, Washington Heights and Yonkers, New York.

The accompanying consolidated
financial statements include the accounts of EVCI and its wholly owned subsidiary,
Interboro Holding, Inc., and its wholly owned subsidiary, Interboro Institute, Inc.
(collectively referred to as the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

In July 2001, Interboro Holding, Inc.
acquired all the outstanding common stock of ICTS, Inc. (“ICTS”). The acquisition was accounted for under the purchase method of accounting. In September 2002, the board of directors of ICTS decided to discontinue ICTS’s operations (see Note 3).

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

Interboro participates in federal and
state financial aid programs (e.g., Title IV Programs, NYS TAP). Most students attending
Interboro rely on these federal and state financial aid programs to meet their tuition needs. Changes in the programs may have a direct impact on Interboro.

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

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial
statements in accordance with accounting principles generally accepted in the United
States of America requires the use of estimates by management. Actual results could differ from these estimates.

Costs incurred for producing and
communicating advertising including brochures are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Advertising expenses approximated $1,894,000 and $1,316,000 for the years ended December 31, 2003 and 2002, respectively. Approximately $553,000 is included in discontinued operations for the year ended December 31, 2002.

The Company employs the liability
method of accounting for income taxes pursuant to Statement of Financial Accounting
Standards (“SFAS”) No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The
Company provides a valuation allowance that reduces deferred tax assets to their net realizable value.

SFAS No. 128, Earnings per
Share, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities.

The Company has elected, in
accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would approximate the pro forma amounts shown in the following table:

Year ended December 31,

2003

2002

Reported net income (loss)
$3,379,900

$(2,005,182
)

Deduct: Total stock-based employee

compensation expense determined

under fair-value-based method for

all awards, net of related tax effects
106,422

564,957

Pro forma net income (loss)
$3,273,478

$(2,570,139
)

Reported net income (loss) per common share:

Basic
$0.35

$(0.65
)

Diluted
0.32

(0.65
)

Pro forma net income (loss) per common share

Basic
$0.33

$(0.76
)

Diluted
0.30

(0.76
)

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted
(which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136% in 2003 and 2002, risk-free interest rates ranging from 3.08% to 3.68% and an expected life of three to five years from the date of vesting.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2. ACQUISITIONS:

(a)
          Interboro — On January 14, 2000, the Company acquired the outstanding shares of Interboro for $672,500 plus 50% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three years ending
          December 31, 2001, 2002 and 2003. Additionally, during the year ended December
          31, 2002, accrued purchase price payable has been reduced by $138,402 for certain adjustments of undisclosed liabilities, as defined. See Note 6 for details on the related goodwill.

In June 2002, the seller brought an
action against Interboro and is disputing the amount due to him (see Note 11).

Accrued purchase price payable for Interboro consists of the following:

December 31,

2003

2002

Accrued purchase price payable at beginning

of year
$1,597,331

$951,994

Additional purchase price based on 50%

of EBITDA, as defined
1,320,954

853,078

Adjustment to prior years
22,279

--

2,940,564

1,805,072

Less payments
345,000

207,741

Accrued purchase price at end of year
2,595,564

1,597,331

Less current portion
973,337

360,000

Accrued purchase price payable, net

of current portion
$1,622,227

$1,237,331

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

(b)
          ICTS — Effective July 1, 2001, Interboro Holding, Inc. acquired the outstanding shares of ICTS for warrants to purchase 700,000 shares of
          EVCI’s common stock (500,000 shares at $1.00 per share and 200,000 shares at $3.00 per share) valued at $123,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the consolidated financial statements as of the date of the acquisition, and the assets and liabilities were recorded based upon the fair values at the date of the acquisition. EVCI acquired assets with a fair value of approximately $2,000,000 and assumed liabilities of approximately $6,500,000.
          EVCI incurred approximately $377,000 in professional fees and other costs related to the acquisition.

In connection with the acquisition of
ICTS, EVCI recorded approximately $5,000,000 in goodwill. As disclosed in Note 3, ICTS was disposed of during 2002.

3. DISCONTINUED OPERATIONS:

In September 2002, the board of
directors of ICTS decided to discontinue ICTS’s operations. It became apparent that
ICTS sales targets could not be met for the foreseeable future and EVCI was not willing to continue funding ICTS’s cash deficits, after having advanced approximately $2,200,000 to ICTS. Additionally, in October 2002, Interboro Holding, Inc. sold all of the outstanding shares of ICTS to an unrelated third party for $1. As a result, ICTS revenue, cost of sales and related expenses have been reclassified in the consolidated statement of operations and shown separately as a net amount under the caption loss from discontinued
operations for all periods presented. The Company recorded a loss on disposal of discontinued operations related to ICTS of $1,562,577.

Net revenue and loss from
discontinued operations from the discontinued component was $5,599,169 and $640,064, respectively, for the year ended December 31, 2002.

4. NOTE RECEIVABLE:

In September 2002, the Company
advanced $100,000 to JAI, Inc. (“JAI”), a provider of an integrated suite of software solutions for global direct selling companies, in exchange for a promissory note.
The note, as amended, requires monthly payments of $7,500, as at January 1, 2004 bears interest at 8% per annum, which is payable quarterly, and is convertible into shares of
JAI common stock. The Company also received warrants to purchase 25,000 or 30,000 shares, as defined, of JAI’s common stock at $1.00 per share, subject to adjustment. No value has been assigned to these warrants.

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

5.   PROPERTY AND EQUIPMENT:

Property and
    equipment, at cost, consists of the following:

December 31,

2003

2002

     Estimated
Useful Life

Furniture and fixtures

$

497,918

$

483,521

7 years

Office computers

1,056,769

880,553

3 to 5 years

Video teaching equipment

282,399

282,399

5 years

Automobile

21,533

22,233

5 years

Leasehold improvements

1,314,582

923,635

Term of lease

Equipment acquired under

capital lease

629,761

329,918

5 years

3,802,962

2,922,259

Less accumulated depreciation

and amortization:

Equipment acquired under

capital lease

214,407

87,069

Other

1,873,949

1,123,938

2,088,356

1,211,007

$

1,714,606

$

1,711,252

 6.  GOODWILL:

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

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of goodwill activity:

Balance at December 31, 2001

$

6,231,613

Goodwill acquired - Interboro - EBITDA

828,078

Goodwill included in the loss on disposal of ICTS

(4,802,402

)

Balance at December 31, 2002

2,257,289

Goodwill acquired - Interboro - EBITDA

1,320,954

Adjustment to prior years' EBITDA calculation

22,279

Balance at December 31, 2003

$

3,600,522

7.  ACCOUNTS PAYABLE AND ACCRUED  EXPENSES:

Accounts payable and accrued expenses consist of
    the following:

December 31,

2003

2002

Accounts payable

$

193,068

$

496,309

Accrued salaries and benefits

310,692

212,000

Accrued marketing and advertising

84,160

129,388

Accrued professional fees

35,000

30,000

State and local taxes payable

72,450

82,344

Student refunds payable

65,000

95,000

Accrued other

87,807

149,763

$

848,177

$

1,194,804

8. OBLIGATIONS UNDER CAPITAL LEASES:

The Company leases office and computer equipment under capital leases expiring at various dates through 2006.  The  leases require monthly payments of principal and interest imputed at rates ranging from 13% to 20% per annum.

Minimum future obligations under these leases are
as follows:

Year ending December 31,

2004

$

207,259

2005

168,190

2006

92,655

468,104

Less amount representing interest

70,105

Less current portion

161,805

$

236,194

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

    9.
INCOME TAXES:

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences.  In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance as follows:

Year ended December 31,

2003

2002

      Net
operating losses

$

8,259,000

$

4,290,000

      Temporary
differences

--

(70,000

)

      Less
valuation allowance

(6,259,000

)

(4,220,000

)

$

2,000,000

$

-0-

The provision (benefit) for income
taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year ended December 31,

2003

2002

Federal statutory rate

34

%

(34

)%

State income taxes of Interboro

9

10

Increase (decrease) in valuation allowance

(162

)

34

(119

)%

10

%

As of December 31, 2003, the Company
had net operating loss carryforwards available to offset future taxable income of approximately $24,000,000, which expire in various years through 2022. EVCI completed private offerings of securities. In February 1999, EVCI had an Initial Public Offering of
its securities. Under Section 382 of the Internal Revenue Code, these activities effected an ownership change and thus limited, on an annual basis, the Company’s ability to utilize its net operating loss carryforwards. Approximately $1,300,000 of the $24,000,000 is subject to an annual utilization limitation and $22,700,000 remains unlimited.
Subsequent changes or activities may effect another ownership change and could potentially limit the Company’s ability to utilize such net operating losses.

For the year ended December 31, 2002,
the Company used the lowest marginal U.S. corporate tax of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no federal taxable earnings through December 31, 2002. For the year ended December 31, 2003, the federal statutory rate of 34% was used.

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

10. NOTES
    PAYABLE:

     Notes payable
consist of the following:

December 31,

2003

2002

Note payable - bank (a)
$923,464

--

Promissory note payable (c)
521,739

$550,000

Note payable - Series B holders (b
--

910,000

$1,445,203

$1,460,000

(a)

          Note payable with a bank that bears interest at the rate of 6% per annum and is payable in monthly installments of principal and interest aggregating $30,462 through September 1, 2006. The note is secured by the common stock of Interboro.

(b)

          As disclosed in Note 12, in August 2001, the Series B preferred shareholders consented to an amendment of EVCI’s certificate of incorporation, which permitted the Company to reclassify the Series B stock as permanent equity.
          Additionally, under the agreement, the Series B preferred shareholders waived their right to receive payment of undeclared dividends on their shares of
          $910,000. In consideration, the Company issued a 5% interest-bearing promissory note in the amount of $910,000. The promissory note was payable on September 22,
          2003 and was secured by the common stock of Interboro. Additionally, Interboro had guaranteed payment of the note and has secured its guarantee by granting a first lien on its assets that is subordinate to specified creditors. On
          September 22, 2003, these notes were repaid and all security and guarantees were released.

(c)

          In July 2002, the Company received proceeds of $550,000 in exchange for a secured promissory note due July 12, 2005, bearing interest at 10% per annum and warrants to purchase 50,000 shares of the Company’s common stock at $1.50 per share, subject to adjustment, as defined. The note is secured by a $250,000 standby letter of credit, which is collateralized by a $250,000 restricted certificate of deposit and guaranteed by Interboro. In August 2003, an additional $50,000 was borrowed and added to the note. The note is payable in 23 monthly installments of principal of $13,043 plus interest commencing July 2003 and a final payment of the outstanding principal balance and accrued interest. A value of $2,500 has been allocated to the warrants and recognized as additional interest expense. The note contains a covenant indicating that the note will become due upon demand should the Company be delisted from Nasdaq.

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt are as follows:

Year ending December 31,

2004

$ 480,235

2005
698,894

2006
266,074

1,445,203

Less current portion
480,235

$ 964,968

11. COMMITMENTS AND CONTINGENCIES:

The Company leases office space and classrooms  under  noncancelable  operating  leases which expire in February 2014.  The leases are subject to escalations  for increases in the Company's share of increases in real estate taxes and other expenses.

Minimum future obligations under these leases are as follows:

Year ending December 31

2004

$ 1,663,000

2005

1,796,000

2006

1,141,000

2007

1,084,000

2008

1,100,000

Thereafter

5,782,000

$ 12,566,000

Rent expenses charged to operations
for the years ended December 31, 2003 and 2002 amounted to approximately $1,335,000 and
$1,142,000, respectively. Approximately $443,000 is included in discontinued operations for the year ended December 31, 2002.

The Company has employment agreements
with the four executive officers of the Company and an officer of Interboro, which provide for compensation and other benefits as defined in the agreements. The agreements provide for aggregate annual compensation of approximately $1,091,000 and $983,000 for the years ended December 31, 2004 and 2005, respectively. Aggregate compensation under these agreements, including management’s discretionary bonus, approximates $1,120,000 and
$746,000 for the years ending December 31, 2003 and 2002, respectively.

The Company maintains a line of
credit with a bank, expiring on September 1, 2004. The agreement provides for borrowings based on 50% of the aggregate amount of TAP grants due to Interboro and may not exceed
$1,500,000. Amounts outstanding under the line of credit will bear interest at the bank’s prime rate plus 1%. There is no outstanding balance at December 31, 2003.

Tuition Assistance Program (“TAP”) funds received through the academic grant years 1992 have been audited. Interboro recently received a notice indicating that it will be subject to an audit for the three academic years ended June 30, 2003. At this time, it is not possible to determine any adjustments that might be necessary as a result of the audit. Subsequent and future funds received are still subject to audit.

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The seller of Interboro (the
“Seller”) is disputing the amount of purchase price payable to him and has commenced an ancillary proceeding in the Supreme Court in New York County. The entire claim centers on the allocation to Interboro by EVCI of corporate overhead, the effect of which is to reduce the amount due to the Seller under the purchase agreement. The management fee covers costs incurred at the parent level which relate directly to the operations of Interboro to support its growth, strategic management and the opening of new sites. During October 2002, the Court issued a Temporary Restraining Order restraining
Interboro from making any transfers to EVCI outside the ordinary course of business. In
February 2003, the Court issued an Order referring the matter to a Special Referee and temporarily restraining all transfers from Interboro to EVCI, except with court permission, or unless EVCI could provide proof of the maintenance of a bank account balance of $3,600,000, but conditioned that increased restraint on the posting by the
Seller of $324,000 undertaking within seven days. The Seller has posted the bond. The
Seller’s most favorable demand is to be paid the sum of $3,600,000, with $600,000 to be paid upon agreement and the balance to paid over four years. Under the original agreement, the Seller would receive 50% of Interboro’s 2003 EBITDA, as defined, as additional purchase price. The dispute went to arbitration in January 2004 and testimony was presented. Post hearing briefs and reply briefs will be submitted and the Arbitrator has generally indicated that a decision will be rendered in 60 to 90 days after the case is submitted for decision. The Company’s management believes that the corporate overhead allocations are appropriate and the likelihood of an adverse outcome is unlikely and would not have a material effect on the Company’s financial position.

12.
          STOCKHOLDERS’ EQUITY:

In October 1998, the board of
directors of EVCI adopted an incentive stock plan, as amended in December 2002, in which
844,500 shares of common stock have been reserved for future issuance through September
30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, nonemployee directors and others. The option price cannot be less than the fair market value of the shares of the incentive stock options at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At
December 31, 2003, there are 842,667 options outstanding under this plan.

In May 2001, the board of directors
adopted a nonqualified stock option plan in which 250,000 shares of common stock are reserved for future issuance through May 2003. The plan provides for grants of nonqualified stock options to employees and nonemployee directors. The exercise price of the options is the average closing price of the common stock on Nasdaq for the five trading days prior to the grant of the option. Options vest and become fully exercisable
90 days after the grant. At December 31, 2003, there are no options outstanding under this plan.

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, the Company
designated 200,000 shares of authorized preferred stock as Series B 7% Convertible
Preferred Stock and received gross proceeds of $13,000,000 from the issuance of 130,000 shares of Series B preferred stock and three-year warrants to purchase 722,223 shares of common stock at $20.25 per share, subject to adjustment, as defined. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 were recognized as a deemed dividend to the preferred shareholders over three years.

The Series B preferred stock was
initially convertible into shares of common stock at $13.50 per share. In September 2001, the conversion price was reset to $6.75 in accordance with the provisions of the Series B preferred that required the reset to the lower of the initial conversion price and the current market price, but not less than 50% of the initial conversion price. On December
31, 2001, in connection with the issuance of the Series C preferred stock, the conversion price was again reset, to $6.62, in accordance with the dilution provisions of the Series
B preferred. On September 5, 2002, the conversion price was again reset, to $5.24, in accordance with the dilution provisions of the Series B preferred. In September 2003, the conversion price was reset to $3.375 in accordance with the terms of the agreement.

In August 2001, the Series B
preferred shareholders consented to an amendment of EVCI’s certificate of incorporation, which permitted the Company to reclassify the Series B stock as permanent equity. Additionally, under the agreement, the Series B preferred shareholders waived their right to receive payment of undeclared dividends on their shares of $910,000. In consideration, the Company issued a 5% interest-bearing promissory note in the amount of
$910,000. The promissory note was payable on September 22, 2003 and was secured by the common stock of Interboro and has been repaid in full.

As permitted by the terms of the
Series B preferred, the board of directors of EVCI did not declare the annual dividends of
$910,000 due on September 22, 2002. Additionally, the Company did not declare the quarterly dividend of $249,315 which was payable December 31, 2002. At December 31, 2002, cumulative undeclared dividends amounted to $1,159,315. The holders of the Series B preferred stock have alleged that the undeclared dividend of $249,315 is due to them as of
December 31, 2001. The Company’s management believes that under the controlling legal authority, no dividend was due to the Series B holders until the Company’s board declares a dividend.

In September 2001, the board of
directors authorized the purchase of up to 5% of the issued and outstanding common stock of EVCI at the prevailing market prices on the open market. Through 2002, the Company has repurchased 89,365 shares of its common stock at a cost of $148,469. In December 2002, the board of directors authorized the retirement of all treasury stock which was then included as part of the shares reserved for grants under the Company’s 1998 incentive plan.

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

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

In July 2002, the Company received
proceeds of $498,750 from the issuance of 4% convertible promissory notes and attached warrants to purchase 475,000 shares of EVCI’s common stock. In September 2002, all of the outstanding notes were converted into 475,000 shares of the Company’s common stock at $1.05 per share, the fair value on the date of issuance. The warrants are exercisable until March 2005 at $1.05 per share. A value of $22,619 has been allocated to the warrants and recognized as additional interest expense on the notes. In addition,
2,360 shares of the Company’s common stock were issued in lieu of cash as interest on the notes. The costs related to this transaction were approximately $13,000.

In August 2003, the Company received
proceeds of $2,000,000 from the issuance of 943,396 shares of the Company’s common stock and warrants to purchase 235,850 shares of the Company’s common stock at an exercise price of $2.12.

The Series B preferred shares were
converted into common stock as follows:

Date
Face Amount
Shares
Common

Shares
Conversion Price

May 13, 2003

$ 2,500,000

25,000

477,100

$ 5
.240

July 1, 2003

360,000

3,600

68,700

5
.240

September 27, 2003

2,000,000

20,000

592,593

3
.375

September 29, 2003

1,000,000

10,000

296,297

3
.375

October 2003

7,140,000

71,400

2,115,554

3
.375

$13,000,000

130,000

3,550,244

F-18

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the warrants outstanding
as of December 31, 2003 and 2002:

Warrants Outstanding December 31,

Expiration Date

Exercise Price
per Warrant

2003

2002

January 2003

$ 6
.00
--

88,252

February 2003

6
.00
--

37,500

February 2003

21
.27
--

40,000

April 2003

6
.00
--

4,000

August 2003

12
.00
--

25,000

September 2003

20
.25
--

722,223

February 2004

17
.50
5,000

5,000

February 2004

19
.80
120,000

120,000

February 2004

20
.00
10,000

10,000

February 2004

22
.50
7,500

7,500

February 2004

25
.00
7,500

7,500

February 2005

2
.12
235,850

--

February 2005

5
.44
37,500

37,500

March 2005

1
.05
--

475,000

July 2005

1
.50
50,000

50,000

January 2006

25
.00
25,000

25,000

May 2006

12
.00
50,000

50,000

June 2006

1
.00
--

500,000

June 2006

3
.00
195,000

200,000

February 2007

2
.00
--

6,230

April 2007

16
.09
25,000

25,000

April 2007

2
.00
--

77,879

June 2007

1
.52
--

22,500

768,350

2,536,084

 Presented below is a summary of stock option activity
 for both plan and non-plan options (100,000 non-plan options) for the periods shown:

Exercise Price Range
Options
Weighted- Average Exercise Price
Options Exercisable
Weighted-Average Exercise Price

Balance at December 31, 2001

431,000

$8.06

319,499

$7.07

Granted

639,440

--
--

--

Canceled

(315,500
)

--
--

--

Balance at December 31, 2002

754,940

1.82

675,000

1.89

Granted

265,500

--

--

--

Exercised

(983
)
--

--

--

Canceled

(76,790
)
--

--

--

Balance at December 31, 2003

942,667

$1.83

632,325

$1.96

F-19

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options
currently outstanding and exercisable at December 31, 2003:

Options Outstanding
Options Exercisable

Exercise Price Range
Number
Weighted- average Remaining Life
Weighted- average Exercise Price
Number
Weighted- average Exercise Price

 $1.00 - $1.06

730,500

3.40 years

$1.00

506,660

$1.00

1.20 - 1.57

67,167

3.87 years

1.27

25,665

1.27

4.70

45,000

5.00 years

4.70

--

--

7.00

100,000

2.00 years

7.00

100,000

7.00

$1.00 - $7.00

942,667

3.37 years

$1.83

632,325

$1.96

The weighted-average fair value of options granted
is as follows:

Year ended December 31,
2003

2002

Fair value of each option granted

$ 1.08

$ .57

Total number of options granted

265,500

639,400

Total fair value of all options granted

$287,091

$365,696

In accordance with SFAS No. 123, the weighted-average
 fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because EVCI’s incentive stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of EVCI. Such an increase in stock price would benefit all stockholders commensurately.

13.  EARNINGS PER SHARE:

A reconciliation of shares used in calculating basic
 and diluted earnings per share is as follows:

Year ended December 31,
2003
2002

Basic

$7,360,649

$4,874,903

Effect of assumed exercise of employee

stock options, net of tax effects
275,454

--

Effect of assumed exercise of warrants
629,073

--

Diluted
$8,265,176

$4,874,903

F-20

EVCI CAREER COLLEGES
INCORPORATED AND SUBSIDIARIES

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                              Outstanding  options and warrants to purchase  common stock that were  antidilutive  were not included in the computation of diluted earnings per share were as follows:

Year ended December 31,
2003
2002

Number of options

145,000

431,000

Number of warrants
482,500

2,103,827

627,500

2,534,827

F-21

EXHIBIT INDEX

Exhibit No.*

Description
of Exhibit

3.1[1]

Certificate
of Incorporation of the Registrant.

3.2[1]

Certificate
of Merger of Educational Video Conferencing, Inc. (a New York Corporation)
into the Registrant (a Delaware Corporation).

3.3[1]

Certificate
of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]

Certificate of Amendment, dated February 22, 1999, to Certificate of
Incorporation of the
Registrant.

3.5[10]

Amended
and Restated By-Laws of the Registrant.

3.6[5]

Certificate Eliminating Reference to Series A 7.5% Convertible Preferred
Stock from the
Certificate of Incorporation of the Registrant.

3.7**

Certificate of Amendment, dated May 23, 2002, to Certificate of
Incorporation of the
Registrant.

3.8[5]

Certificate Eliminating Reference to Series B 7% Convertible Preferred
Stock from the
Certificate of Incorporation of the Registrant.

3.9[5]

Certificate Eliminating Reference to Series C 8% Convertible Preferred
stock from the
Certificate of Incorporation of the Registrant.

 4.2[2]

Form
 of   Representative's   Warrant  Agreement   (including  Form  of
Representative's Warrant).

4.3[2]

Form
of Common Stock certificate.

 4.4[4]

Warrant
 Agreement,  dated  January 14, 2000,  between the  Registrant  and Bruce R.
Kalisch.

 4.5[6]

Warrant
 Agreement,  dated  April 18,  2000,  between  the  Registrant  and Peter J.
Solomon Company Limited.

4.6[7]

Form
of Warrant issued to each seller of shares of ICTS, Inc.

 4.7[8]

Warrant
 to  purchase  50,000  shares of common  stock of the  Registrant  issued to
Rosenthal & Rosenthal, Inc. on July 12, 2002.

 4.8[8]

Form of Common Stock Purchase Warrant issued in connection with the issuance of
                        Registrant's  Convertible Promissory Notes that were converted into the Registrant's common stock in September 2002.

 4.9[9]

Form of Registrant's Common Stock Purchase Warrant issued to three institutional
investors on August 1, 2003.

 4.10[15]

Common Stock Purchase Warrant issued in September 2003, to purchase
45,000 shares of the
Registrant's common stock.

 10.1[10]

Employment
 Agreement  between  the  Registrant  and  Dr.  Arol I.  Buntzman,  dated
January 1, 2003.

 10.2[10]

Employment
 Agreement between the Registrant and Dr. John J. McGrath,  dated January
1, 2003.

 10.3[10]

Employment
  Agreement  between  the  Registrant  and  Richard   Goldenberg,   dated
January 1, 2003.

10.4[11]

Amended
and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]

2001
Non-Qualified Stock Option Plan.

10.6[10]

Form of Change in Control Agreement used for agreements the Registrant has with each
                        of Dr. Arol I. Buntzman,  Dr. John J. McGrath,  and Richard
Goldenberg, dated February 11, 2003.

10.7[1]

Form
of Indemnification Agreement.

10.8[4]

Stock
Purchase Agreement,  dated January 14, 2000, among Bruce R. Kalisch, Interboro
Holding, Inc. and Interboro Institute, Inc.

 10.9[8]

Promissory
  Note  for   $550,000,   dated  July  12,  2002,   and  payable  by  the
Registrant to Rosenthal & Rosenthal, Inc.

 10.10[8]

Guarantee by Interboro Institute, Inc., dated July 12, 2002, of the
Registrant's
$550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

 10.11[13]

Lease
 Agreement              between 444 Realty Company and Interboro Institute, Inc.
                        dated July 27, 1983, as amended by agreements dated June
                        20, 1988, June 1,
1992, and February 1, 1993.

10.12[13]

Lease
Agreement between JUYI, Inc., dated January 26, 2001.

 10.13[9]

Promissory
 Note for  $1,000,000,  dated  August  4,  2003,  payable  by  Interboro
Institute, Inc. to North Fork Bank.

 10.14[9]

Form of the Registrant's Subscription and Registration Rights Agreement
relating to
                        the Registrant's August 1, 2003, issuance of common stock and warrants.

 10.15[14]

Settlement
 Agreement made October 3, 2003,  between Amaranth Trading L.L.C. and the
Registrant.

 10.16[14]

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading
 L.L.C.'s rights to claims to shares                         of EVCI's common stock upon
conversion of Series B Preferred shares.

 10.17[15]

Third
 Amendment  and Lease  Extension  Agreement  made as of August 1, 2003,  between  444
Realty Company, L.L.C. and Interboro Institute, Inc.

 10.18[16]

Ownership and Registration Rights Agreement, dated November 11, 2003, between the
                        Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and
JLF Offshore Fund.

10.19**

Employment
Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20**

Option
Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

 10.21**

Change of control letter agreement between the Registrant and Joseph D.
Alperin dated
January 1, 2004.

 10.22**

Agreement
 made February 28, 2004 between  Interboro  Institute,  Inc. and OPEIU Local 153,
AFL-CIO.

23.1**

Consent of
Goldstein Golub Kessler LLP

 31.1**

Certification
 of Chief  Executive  Officer  required  by Rule  13a-14(a)  under the
Exchange Act.

 31.2**

Certification
 of Chief  Financial  Officer  required  by Rule  13a-14(a)  under the
Exchange Act.

 32.1**

Certification
 of Chief  Executive  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

 32.2**

Certification
 of Chief  Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_________________

* Numbers inside brackets indicate
documents from which exhibits have been incorporated by reference.

**       Filed herewith.

[1]

               Incorporated by reference to the Registrant’s Registration Statement on
Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]

               Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]

               Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended
March 31, 1999.

[4]

               Incorporated by reference to the Registrant’s Form 8-K dated
January 14, 2000.

[5]

               Incorporated by reference to the Registrant’s Form 8-K dated October 6,
2000.

[6]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000.

[7]

               Incorporated by reference to the Registrant’s Form 8-K dated
July 1, 2001.

[8]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002.

[9]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.

[10]

               Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]

               Incorporated by reference to the Registrant’s Registration Statement on
Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]

               Incorporated by reference to the Registrant’s Registration Statement on
Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003.

[14]

               Incorporated by reference to the Registrant’s Form 8-K dated October 10,
2003.

[15]

               Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]

               Incorporated by reference to Amendment No. 1 to the Registrant’s
               Registration Statement on Form S-3, filed December 4, 2003, Registration No.
333-110567.

               E-4