Form 10KSB/A
period 2003-12-31
EVCI CAREER COLLEGES INC
filed 2004-04-28
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

|X|  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

|_|  Transition Report under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For the transition period from __________ to ___________.

Commission file number 1-14827

EVCI Career Colleges Incorporated
(Name of small business issuer in its charter)

Delaware	06-1488212

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701

(Address of principal executive offices) (Zip code)

Issuer’s telephone number, including area code: (914) 623-0700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common stock, $.0001 par value per share	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
Common stock,

$.0001 par value per share
(Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer’s total revenues for its most recent fiscal year were $20,237,728.

      As of March 1, 2004, the aggregate market value of the issuer’s common equity held by non-affiliates was $110,132,158 based on the closing price of $10.70 for its common stock on The Nasdaq SmallCap Market on March 1, 2004. 10,931,309 shares of the issuer’s common stock were outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable.

     Transitional Small Business Disclosure Formats (check one): Yes |_|  No |X|

EVCI CAREER COLLEGES INCORPORATED

     Form 10-KSB/A

Year Ended December 31, 2003

TABLE OF CONTENTS

PART III

Item			Page

9	.	Directors and Executive Officers of the Registrant	1
10	.	Executive Compensation	5
11	.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	9
12	.	Certain Relationships and Related Transactions	10
13	.	Exhibits, List and Reports on Form 8-K	10
14	.	Principal Accountant Fees and Services	15

SIGNATURES			16

PART III

     Item 9. Directors and Executive Officers of the Registrant

     Directors and executive officers

The following table lists our directors and executive officers.

Name	Age	Positions with EVCI and Interboro Institute, Inc.

Dr. Arol I. Buntzman(1)	61	Chairman of the Board and director of EVCI,
		Chairman of the Board and Chancellor of Interboro
Dr. John J. McGrath(1)	51	Chief Executive Officer and President and director
		of EVCI and Chief Executive Officer and Vice
		Chairman of the Board of Interboro
Richard Goldenberg(1)	58	Chief Financial Officer, Secretary and director of
		EVCI and Interboro and Chief Financial Officer
		Interboro
Joseph D. Alperin(1)	61	EVCI’s General Counsel and Vice President for
		Corporate Affairs
Royce N. Flippin, Jr.(2)	69	EVCI director and audit committee member
Philip M. Getter(2)	67	EVCI director and audit committee member
Dr. Donald Grunewald(2)	70	EVCI director and director of Interboro
Elie Housman(2)	67	EVCI director and audit committee member
(1)	Executive officer.
(2)	Independent director under the rules of The Nasdaq Stock Market.

     Biographical information provided to us by our directors and executive officers follows.

     Dr. Arol I. Buntzman has served as Chairman of the Board of EVCI since its inception in March 1997 and Chairman of the Board of Interboro since it was acquired by us in January 2000. He also served as EVCI’s Chief Executive Officer from March 1998 through December 2002 and Interboro’s Chief Executive Officer from January 2000 through December 2002. He became Chancellor of Interboro on January 1, 2003. From October 1996 until he founded EVCI with Dr. John McGrath, Dr. Buntzman worked with Dr. McGrath on EVCI’s business plan. From August 1995 to October 1996 he was chairman of the board and chief executive officer and a principal stockholder of Educational Televideo Communications, Inc., a provider of distance learning services. From July 1995 through June 1996, he served as director of interactive video conferencing distance learning of Fordham University. From September 1992 through July 1995, he was an adjunct professor and the director of the weekend program, a college program for working adults, at Mercy College, Dobbs Ferry, New York.

      Dr. Buntzman received a doctorate in education through the executive leadership program of Fordham University’s Graduate School of Education in May 1995, a professional diploma in educational administration from Fordham University’s Graduate School of Education in May 1993 and a Masters of Business Administration from Arizona State University in September 1970. His doctoral dissertation focused on using live interactive video conferencing as an educational delivery method for graduate education programs.

     Dr. John J. McGrath served as President of EVCI from its inception until January 1, 2003, when he became Chief Executive Officer and President of EVCI and Chief Executive Officer of Interboro. He has served as a director of EVCI since its inception. He has also been Vice Chairman of the Board of Interboro since January 2000. From October 1996 until he founded EVCI with Dr. Buntzman, he worked with Dr. Buntzman on EVCI’s business plan. From August 1995 to October 1996, he was president, a director and a principal stockholder of Educational Televideo Communications, Inc.

      From January 1995 to February 1997, Dr. McGrath served as special assistant to the president of the Mercy College, Dobbs Ferry, New York. From September 1992 through December 1994, he served as assistant vice-president for extension centers of Mercy College where he was responsible for establishing and managing seven college extension centers in New York City and Westchester County, New York. He also served as the dean of the White Plains Campus of Mercy College from 1990 through 1993.

      Dr. McGrath holds a Ph.D. from the Fordham University of Graduate School of Arts and Sciences, with a specialization in law and criminal justice.

     Richard Goldenberg has served as Chief Financial Officer of EVCI from its inception and Chief Financial Officer of Interboro since January 2000. He has been Secretary and a director of EVCI since its inception and a director of Interboro since January 2000. From October 1996 until October 1997, Mr. Goldenberg served as chief financial officer, treasurer and secretary of RDX Acquisition Corp., a company that provides proprietary electronic messaging and automation software. From 1986 through September 1996, he served as vice-president, treasurer and secretary of Celadon Group, Inc., a publicly traded transportation company. He has a B.B.A. in accounting from Baruch College, CUNY.

     Joseph D. Alperin has served as EVCI’s General Counsel and Vice President for Corporate Affairs since joining EVCI on January 1, 2004. For more than 30 years prior thereto he was in private practice, including as securities and mergers and acquisitions counsel to EVCI since 1997 while a partner at Fischbein Badillo Wagner Harding in New York City. Mr. Alperin received his J.D. degree from Fordham University.

     Dr. Donald Grunewald has served as a director of EVCI since February 2003 and a director of Interboro since January 2000. Since 1986, he has been a Professor of Management at the Hagan School of Business of Iona College, in New Rochelle, New York. From 1972 to 1984, he was President and Chief Executive Officer of Mercy College. While he headed Mercy College it grew substantially, including by increasing its enrollment from 1,500 undergraduate students to more than 10,000 undergraduate and graduate students, significantly increasing the size of its main campus, opening a branch campus in Yorktown Heights, New York and opening an extension in each of the Bronx, Yonkers, Peekskill and White Plains, New York.

      Since 1991, Dr. Grunewald has been President of Adam Smith University, a correspondence school he co-founded, initially to help military personnel obtain equivalent degrees. It operates from Liberia and the Commonwealth of the Northern Mariana Islands, and currently serves international students, primarily in developing countries in Africa, Asia, and Latin America.

      Dr. Grunewald has published widely on business and management related topics. He received an A.M., M.B.A. and D.B.A. degree from Harvard University. His D.B.A. focus was in business administration and government policy.

     Royce N. Flippin, Jr. has been a director and a member of EVCI’s audit committee since February 1999. He has served, since 1992, as president of Flippin Associates, a consulting firm focusing on the development of resources, programs and new markets and human resource management for career planning, communication and leadership skills. After serving as a tenured professor and director of athletics at MIT from 1980 to 1992, he was a director of program advancement at MIT from 1992 to 1999, in which capacity he provided consulting services to the MIT Office of Individual Giving – Resource Development regarding projects that include technology transfers, individual gift bequests and the planned MIT athletic center. Since 2000, Mr. Flippin has been a senior managing director of Universal Genesis, LLC, a privately owned financial services and development company. Mr. Flippin is a trustee or board member of several profit and non-profit organizations, including Ariel Capital Management Funds, a mutual fund management company, and The Princeton Club of New York. Mr. Flippin holds a B.A. degree from Princeton University and an M.B.A. degree from Harvard University Graduate School of Business Administration.

     Philip M. Getter has been a director since May 1999 and a member of EVCI’s audit committee since November 2001. Since December 2000, he has been a partner of DAMG Capital LLC, an investment bank. From March 1996 to December 2000, he served as a managing director and head of corporate finance of Prime Charter Ltd., the lead underwriter of EVCI’s IPO. Mr. Getter has more than 30 years of experience in the securities industry. From 1975 to 1982, he was chairman and chief executive officer of Generics Corporation of America, a public company that was one of the largest generic drug companies in the U.S. He has been a member of the League of American Theatres and Producers, serves as advisor to the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in industrial relations from Cornell University.

     He is chairman of the audit committees of InkSure Technologies Inc. (Nasdaq: INKS.OB) and ICTS International N.V. (Nasdaq: ICTS). InkSure specializes in comprehensive security solutions designed to protect branded products and documents of value from counterfeiting, fraud and diversion. ICTS is principally engaged in providing manpower based aviation security services in the Netherlands and non-security related manpower based general aviation services in the United States.

     Elie Housman has been a director and member of EVCI’s audit committee since February 2002. Since June 2001, he has been an independent consultant. Prior thereto for more than 10 years, Mr. Housman was a principal and than a consultant to Charterhouse Group International, Inc., a private equity firm. He is chairman of the board of InkSure Technologies Inc. and a director of ICTS International N.V. and Top Image Systems, Ltd. (Nasdaq: TISA). Top Image is a provider of digital information recognition, data capture and content delivery solutions for forms processing, e-forms and mobile applications. Mr. Housman received a B.A. and M.A. in economics from the New School for Social Research.

      Executive officers of EVCI are appointed by the board of directors and serve at the discretion of the board, subject to the terms of applicable employment agreements. There are no family relationships among any of the directors or executive officers of EVCI.

Audit committee financial expert

      Our board of directors has determined that Philip M. Getter, Chairman of its Audit Committee, is a financial expert as defined by the Securities and Exchange Commission.

Section 16(a) beneficial ownership reporting compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2003, except that Mr. Getter did not timely file a Form 4 or 5 to reflect the grant of options to purchase 10,000 shares of our common stock in March 2003, although such grant was reflected in our financial statements.

Code of ethics

      Our board of directors has adopted a code of ethics, titled “Business Conduct Policies” that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Our code of ethics is available on our Internet website at www.evcinc.com. Click on “About Us” and then on “Our Business Conduct Policies.”

Item 10. Executive Compensation

Summary compensation table

      The following table shows compensation paid for the years ended December 31, 2003, 2002, and 2001 to EVCI’s chief executive officer and its other highest paid executive officers who earned more than $100,000 in 2003.

			Annual Compensation		Long Term Compensation Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Common Stock Underlying Options

Dr. John J. McGrath	2003	$235,835	$75,000	0	165,000	(1)
Chief Executive Officer	2002	207,083	8,750	0	130,000
and President of EVCI	2001	173,750	0	0	0
and Chief Executive
Officer of Interboro

Dr. Arol I. Buntzman	2003	295,702	150,000	0	345,000	(1)
Chairman of EVCI and	2002	345,500	14,437	0	330,000
Chairman and	2001	346,500	0	0	0
Chancellor of Interboro

Richard Goldenberg	2003	171,635	25,000	0	65,000	(1)
Chief Financial Officer	2002	158,750	6,667	0	40,000
of EVCI and Interboro	2001	139,587	0	0	0

(1)	See footnote (2) of the immediately following table for information regarding the requirement of stockholder approval.

     Option grants in last fiscal year

Name	Number of Shares of Common Stock Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Dr. John J. McGrath	40,000	(1)	7.0	$1.00	02/10/08
	125,000	(2)	21.7	4.70	11/10/08
Dr. Arol I. Buntzman	120,000	(1)	20.9	1.00	02/10/08
	225,000	(2)	39.1	4.70	11/10/08
Richard Goldenberg	15,000	(1)	2.6	1.00	02/10/08
	50,000	(2)	8.7	4.70	11/10/08

(1)	Vest in three cumulative equal installments on each anniversary of the grant date. Granted under EVCI’s 1998 Amended and Restated Incentive Plan.
(2)	Options to purchase a total of 45,000 shares were granted under the 1998 incentive plan and options to purchase a total of 355,000 shares were granted on the same terms as they would have been granted under the 1998 incentive plan, subject to stockholder approval to be sought at our next annual stockholders meeting. Of the totals, the grantees received options under the 1998 incentive plan/ subject to stockholder approval: Dr. Buntzman 25,312/199,688; Dr. McGrath 14,063/110,937, and Mr. Goldenberg 5,625/44,375. The options granted under the 1998 incentive plan and, if approved by EVCI’s stockholders, the other grants vest in three equal annual installments on each anniversary of the grant date. The options requiring stockholder approval are not reflected as granted in our financial statements.

Aggregated option exercises in 2003 and 2003 year-end option values

	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2003			Value of Unexercised In-The- Money Options at December 31, 2003(2)

Name	Exercisable	Unexercisable		Exercisable(3)	Unexercisable(4)

Dr. John J. McGrath	130,000	165,000	(1)	$570,700	$261,850
Dr. Arol I. Buntzman	330,000	345,000	(1)	1,448,700	682,050
Richard Goldenberg	40,000	65,000	(1)	175,600	100,350

(1)	See footnote (2) to the immediately preceding table for information regarding the requirement of stockholder approval of certain options.
(2)	Based on $5.39 per share, the December 31, 2003 last sale price reported on Nasdaq.
(3)	Based on an exercise price of $1.00 per share.
(4)	Based on prices of $1.00 and $4.70 per share.

Director compensation

      In 2003, directors who were not officers or employees of EVCI, were paid fees of $2,000, and travel expenses, for attending in person each meeting of the board of directors and each audit committee meeting.

      In 2003, our 1998 incentive plan authorized the automatic grant of an option to purchase 7,500 shares of common stock to non-employee directors on the date on which he or she first became a non-employee director. On March 1, 2003, each non-employee director was also automatically granted an option to purchase 7,500 shares of common stock under the 1998 incentive plan.

      Options that are automatically granted under the 1998 incentive plan to non-employee directors vest in three annual installments commencing on the first anniversary of the date of grant and have a term of ten years. The exercise price of options granted to non-employee directors is 100% of the fair market value per share of common stock on the date of grant. A non-employee director who has been granted stock or options by EVCI under a consulting or other arrangement is ineligible to receive any subsequent automatic grants unless the board determines otherwise.

Employment agreements

      Each of Dr. Buntzman, Dr. McGrath, and Mr. Goldenberg has an employment agreement with EVCI.

      The agreement with Dr. Buntzman expires December 31, 2006, and provides for his employment as Chairman of EVCI and Chairman and Chancellor of Interboro Institute. He is required to spend a minimum of three days per week performing his duties and his annual salary is currently $325,620. He is also required to coordinate his performance with EVCI’s Chief Executive Officer and to refrain from being employed by or managing any other business.

      The agreement with Dr. McGrath expires December 31, 2006, and provides for his employment as Chief Executive Officer and President of EVCI and Chief Executive Officer of Interboro. He is required to spend his full business time performing his duties and his annual salary is currently $259,000.

      The agreement with Mr. Goldenberg expires December 31, 2006, and provides for his employment as Chief Financial Officer of EVCI and Interboro. He is required to spend his full business time performing his duties and his annual salary is currently $189,000.

      Dr. Buntzman’s and Dr. McGrath’s agreements expressly permit salary increases and bonuses as the board determines. Each employment agreement entitles the officer to participate in the health, insurance, pension and other benefits, if any, generally provided to our employees. Dr. Buntzman’s agreement entitles him to additional life insurance equal to three times his annual salary. Each of the three employment agreements also provides that, until 18 months after the termination of employment with EVCI, the officer may not induce employees to leave the employ of EVCI or its subsidiaries and may not participate in any capacity in any business activities, within 75 miles of any college, school or office operated by EVCI or its subsidiaries, that compete with the business then being conducted by them. The current annual salaries of Dr. Buntzman, Dr. McGrath and Mr. Goldenberg reflect an increase, effective January 1, 2004, of 8% over their annual salaries in 2003.

     EVCI can terminate the employment of the officer upon permanent disability or for cause. If terminated upon death or permanent disability, a lump sum payment is due of 12 months’ salary, in the cases of Drs. Buntzman and McGrath, and three months’ salary, in the case of Mr. Goldenberg. In addition, benefits would continue for 12 months, in the case of Drs. Buntzman and McGrath, and six months in the case of Mr. Goldenberg.

      If the employment of Dr. Buntzman or Dr. McGrath is terminated by EVCI without cause or by such officer for good reason, EVCI must continue to pay such officer’s salary and continue his benefits for 36 months. If Mr. Goldenberg’s employment is terminated by EVCI without cause or by him for good reason, EVCI must continue to pay his salary for the unexpired portion of the employment term and continue his benefits for six months.

      Cause, good reason, permanent disability and benefits are defined terms in each employment agreement.

Change of control agreements

      EVCI has agreements in the same form with each of Dr. Buntzman, Dr. McGrath, and Mr. Goldenberg providing for payments to such officer, in the event his employment with EVCI is terminated after a change in control of EVCI during the term of the agreement. A change of control means any of the following:

  any person, other than the officer, becomes the beneficial owner of 25% or more of our voting securities; or

  during any consecutive three years, EVCI’s directors at the beginning of such three year period and any new director whose election was approved by at least two-thirds of the directors, cease to constitute a majority of the board; or

  our stockholders approve a merger or consolidation other than one where our outstanding voting securities before the transaction constitute 50% or more of the outstanding securities of the entity surviving the transaction or where a recapitalization is effected in which no person acquires 25% or more of EVCI’s voting securities; or

  our stockholders approve a total liquidation of EVCI or sale of all or substantially all of EVCI’s assets.

      The agreement expires December 31, 2005, but is subject to automatic extension for successive one-year terms, unless otherwise terminated by either party. The agreement requires severance payments to the officer of 2.99 times the sum of his base salary and the highest annual bonus, if any, paid to such officer during the three previous years and the continuation of his health insurance benefits. These payments are required to be made in equal installments over a 36-month period and insurance benefits are required to be continued for 36 months. However, the total payments made to the officer pursuant to the agreement or otherwise as a result of the officer’s employment termination cannot exceed an amount that would make the payments non-deductible by EVCI under the Internal Revenue Code.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of April 5, 2004, the beneficial ownership of our common stock by each person (or group of affiliated persons) known by EVCI to own beneficially more than 5% of the outstanding shares of common stock, each director and executive officer of EVCI, and all EVCI directors and executive officers as a group. Our knowledge regarding such ownership is based solely on filings with the SEC of Schedules 13D or 13G or upon responses to written inquiry made by us. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner*	Shares of Common Stock Beneficially Owned		Percent of Class

Dr. Arol I. Buntzman	446,461	(1)	3.6
Dr. John J. McGrath	177,679	(2)	1.5
Richard Goldenberg	66,627	(3)	0.6
Joseph D. Alperin	—		—
Royce N. Flippin, Jr.	14,168	(4)	0.1
Philip M. Getter	21,418	(5)	0.2
Dr. Donald Grunewald	2,500	(4)	—
Elie Housman	5,834	(4)	—
All directors and executive	734,687	(6)	5.8
officers as a group (8 persons)

*	Unless otherwise indicated, the address for each stockholder is c/o EVCI Career Colleges Incorporated, 1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701.
(1)	Includes 370,000 shares underlying currently exercisable options.
(2)	Includes 143,333 shares underlying currently exercisable options.
(3)	Includes 45,000 shares underlying currently exercisable options. The remaining shares are owned jointly by Mr. Goldenberg and his wife.
(4)	Shares underlying currently exercisable options.
(5)	Includes 14,168 shares underlying currently exercisable options.
(6)	Includes 595,003 shares underlying currently exercisable options and warrants.

Securities authorized for issuance under equity compensation plans

      The following table sets forth, as of December 31, 2003, information regarding options under our 1998 incentive plan and our 2001 non-qualified stock option plan and warrants and options issued under individual compensation arrangements. Only the 1998 incentive plan was approved by our stockholders. All of the options and warrants are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation
plans approved by	775,500		$1.21	1,833
security holders
Equity compensation
plans not approved	287,167	(1)	13.91
by security holders
Total	1,062,667			1,833

(1)	Does not include options to purchase 355,000 shares as disclosed in the table captioned “Option grants in last fiscal year” under Item 10 above. Under our 2001 non-qualified stock option plan there are options outstanding purchase 67,167 shares. This plan is briefly described in Note 12 of our consolidated financial statements for the year ended December 31, 2002. The two compensation arrangements consist of currently exercisable warrants and options issued to consultants and advisors to purchase: 100,000 shares at $7.00 per share until March 2005; 50,000 shares at $12.00 per share until May 2006; 25,000 shares at $16.09 per share until April 2007; and 45,000 shares $2.25 per share until September 2008.

Item 12. Certain Relationships and Related Transactions

Not applicable.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report.

Exhibit No.*			Description of Exhibit

3.1	[1]	—	Certificate of Incorporation of the Registrant.

3.2	[1]	—	Certificate of Merger of Educational Video Conferencing, Inc. (a New York
Corporation) into the Registrant (a Delaware Corporation).

Exhibit No.*			Description of Exhibit

3.3	[1]	—	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4	[3]	—	Certificate of Amendment, Dated February 22, 1999, to Certificate of
Incorporation of the Registrant.

3.5	[10]	—	Amended and Restated By-Laws of the Registrant.

3.6	[5]	—	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred
Stock from the Certificate of Incorporation of the Registrant.

3.7	**	—	Certificate of Amendment, dated May 23, 2002, to Certificate of
Incorporation of the Registrant.

3.8	[5]	—	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9	[5]	—	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

4.2	[2]	—	Form of Representative’s Warrant Agreement (including Form of
Representative’s Warrant).

4.3	[2]	—	Form of Common Stock certificate.

4.4	[4]	—	Warrant Agreement, dated January 14, 2000, between the Registrant and
Bruce. R. Kalisch.

4.5	[6]	—	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter
J. Solomon Company Limited.

4.6	[7]	—	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.7	[8]	—	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.8	[8]	—	Form of Common Stock Purchase Warrant issued in connection with the issuance of Registrant’s Convertible Promissory Notes that were converted into the Registrant’s common stock in September 2002.

4.9	[9]	—	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.10	[15]	—	Common Stock Purchase Warrant issued in September 2003, to purchase
45,000 shares of the Registrant’s common stock.

Exhibit No.*			Description of Exhibit

10.1	[10]	—	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2	[10]	—	Employment Agreement between the Registrant and Dr. John J. McGrath,
Dated January 1, 2003.

10.3	[10]	—	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4	[11]	—	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5	[12]	—	2001 Non-Qualified Stock Option Plan.

10.6	[10]	—	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard
Goldenberg, dated February 11, 2003.

10.7	[1]	—	Form of Indemnification Agreement.

10.8	[4]	—	Stock Purchase Agreement, dated January 14, 2000, among Bruce R.
Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9	[8]	—	Promissory Note for $550,000, dated July 12, 2002, and payable by the
Registrant to Rosenthal & Rosenthal, Inc.

10.10	[8]	—	Guaranteed by Interboro Institute, Inc., dated July 12, 2002, of the
Registrant’s $550,000 Promissory Note payable to Rosenthal & Rosenthal,
Inc.

10.11	[13]	—	Lease Agreement between 444 Realty Company and Interboro Institute, Inc.
date July 27, 1983, as amended by agreements dated June 20, 1988, June 1,
	.		1992, and February 1, 1993

10.12	[13]	—	Lease Agreement between JUYI, Inc., dated January 26, 2001.

10.13	[9]	—	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro
Institute, Inc. to North Fork Bank.

10.14	[9]	—	Form of the Registrant’s Subscription and Registration Rights Agreement
relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.15	[14]	—	Settlement Agreement made October 3, 2003, between Amaranth Trading
L.L.C. and the Registrant.

Exhibit No.*			Description of Exhibit

10.16	[14]	—	Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading
L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.17	[15]	—	Third Amendment and Lease Extension Agreement made as of August 1,
2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.18	[16]	—	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and
JLF Offshore Fund.

10.19	**	—	Employment Agreement between the Registrant and Joseph D. Alperin dated
January 1, 2004.

10.20	**	—	Option Agreement between the Registrant and Joseph D. Alperin dated
January 1, 2004.

10.21	**	—	Change of control letter agreement between the Registrant and Joseph D.
Alperin dated January 1, 2004.

10.22	**	—	Agreement made February 28, 2004 between Interior Institute, Inc. and
OPEIU Local 153, AFL-CIO.

23.1	**	—	Consent of Goldstein Golub Kessler LLP.

31.1	***	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2	***	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the
Exchange Act.

32.1	***	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	***		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	EVCI filed a report on Form 8-K dated October 10, 2003 convening Item 5.

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Previously filed.
***	Filed herewith.

[	1	]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed
			October 23, 1988, Registration No. 333-66085.

[	2	]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the
			Registrant’s Form SB-2, Registration No. 333-66085.

[	3	]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended March 31, 1999.

[	4	]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[	5	]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[	6	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000

[	7	]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[	8	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002

[	9	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003

[	10	]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002

[	11	]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed
			December 31, 2002, Registration No. 333-102310.

[	12	]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed
			October 23, 2001, Registration No. 333-72080.

[	13	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003

[	14	]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[	15	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended
			September 30, 2003.

[	16	]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement
			on Form S-3, filed December 4, 2003, Registration No. 333-110567.

Item 14. Principal Accountant Fees and Services

     Goldstein Golub Kessler LLP, were the auditors of our financial statements for the years ended December 31, 2003 and 2002. The following table shows the audit fees we were billed by GGK for 2003 and 2002 and the fees we were billed in 2003 and 2002 by GGK for its other services.

	2003	2002

Audit fees	$134,433	$128,330
Audit related fees	13,500	10,154
Tax fees	44,400	13,854

Total	$192,333	$152,338

     Audit fees were for the audit of EVCI’s annual financial statements, review of financial statements included in EVCI’s 10-QSB quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

     Audit related fees were for regulatory compliance audits for Interboro.

     GGK has a continuing relationship with American Express Tax and Business Services Inc. GGK leases auditing staff from AMEX TBS who are full time, permanent employees of AMEX TBS. GGK partners provide non-audit services through AMEX TBS. As a result of this arrangement, GGK has no full time employees and, therefore, none of the audit services performed for were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

     Tax fees were for services provided by AMEX TBS in the preparation of corporate tax returns and for advice related to the utilization of EVCI’s net operating loss carryforward.

     As part of its duties, our audit committee pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Our audit committee does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to the registrant’s Form 10-KSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES INCORPORATED

Date: April 28, 2004	By:	/s/ Dr. John J. McGrath

Dr. John J. McGrath Chief Executive Officer and President

     In accordance with the Exchange Act, this amendment to the registrant’s 10-KSB report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

April , 2004
Dr. Arol I. Buntzman
Chairman of the Board

/s/ Dr. John J. McGrath	April 28, 2004

Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/ Richard Goldenberg	April 28, 2004

Richard Goldenberg
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Royce N. Flippin, Jr	April 28, 2004

Royce N. Flippin, Jr.
Director

/s/ Philip M. Getter	April 28, 2004

Philip M. Getter
Director

/s/ Donald Grunewald	April 28, 2004

Dr. Donald Grunewald
Director

/s/ Elie Housman	April 28, 2004

Elie Housman
Director

16

EXHIBIT INDEX

Exhibit No.*			Description of Exhibit

3.1	[1]	—	Certificate of Incorporation of the Registrant.

3.2	[1]	—	Certificate of Merger of Educational Video Conferencing, Inc. (a New York
Corporation) into the Registrant (a Delaware Corporation).

3.3	[1]	—	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4	[3]	—	Certificate of Amendment, Dated February 22, 1999, to Certificate of
Incorporation of the Registrant.

3.5	[10]	—	Amended and Restated By-Laws of the Registrant.

3.6	[5]	—	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred
Stock from the Certificate of Incorporation of the Registrant.

3.7	**	—	Certificate of Amendment, dated May 23, 2002, to Certificate of
Incorporation of the Registrant.

3.8	[5]	—	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9	[5]	—	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

4.2	[2]	—	Form of Representative’s Warrant Agreement (including Form of
Representative’s Warrant).

4.3	[2]	—	Form of Common Stock certificate.

4.4	[4]	—	Warrant Agreement, dated January 14, 2000, between the Registrant and
Bruce. R. Kalisch.

4.5	[6]	—	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter
J. Solomon Company Limited.

4.6	[7]	—	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.7	[8]	—	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.8	[8]	—	Form of Common Stock Purchase Warrant issued in connection with the issuance of Registrant’s Convertible Promissory Notes that were converted into the Registrant’s common stock in September 2002.

Exhibit No.*			Description of Exhibit

4.9	[9]	—	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.10	[15]	—	Common Stock Purchase Warrant issued in September 2003, to purchase
45,000 shares of the Registrant’s common stock.
10.1	[10]	—	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2	[10]	—	Employment Agreement between the Registrant and Dr. John J. McGrath,
Dated January 1, 2003.

10.3	[10]	—	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4	[11]	—	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5	[12]	—	2001 Non-Qualified Stock Option Plan.

10.6	[10]	—	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard
Goldenberg, dated February 11, 2003.

10.7	[1]	—	Form of Indemnification Agreement.

10.8	[4]	—	Stock Purchase Agreement, dated January 14, 2000, among Bruce R.
Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9	[8]	—	Promissory Note for $550,000, dated July 12, 2002, and payable by the
Registrant to Rosenthal & Rosenthal, Inc.

10.10	[8]	—	Guaranteed by Interboro Institute, Inc., dated July 12, 2002, of the
Registrant’s $550,000 Promissory Note payable to Rosenthal & Rosenthal,
Inc.

10.11	[13]	—	Lease Agreement between 444 Realty Company and Interboro Institute, Inc.
date July 27, 1983, as amended by agreements dated June 20, 1988, June 1,
	.		1992, and February 1, 1993

10.12	[13]	—	Lease Agreement between JUYI, Inc., dated January 26, 2001.

10.13	[9]	—	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro
Institute, Inc. to North Fork Bank.

10.14	[9]	—	Form of the Registrant’s Subscription and Registration Rights Agreement
relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

Exhibit No.*			Description of Exhibit

10.15	[14]	—	Settlement Agreement made October 3, 2003, between Amaranth Trading
L.L.C. and the Registrant.

10.16	[14]	—	Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading
L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.17	[15]	—	Third Amendment and Lease Extension Agreement made as of August 1,
2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.18	[16]	—	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and
JLF Offshore Fund.

10.19	**	—	Employment Agreement between the Registrant and Joseph D. Alperin dated
January 1, 2004.

10.20	**	—	Option Agreement between the Registrant and Joseph D. Alperin dated
January 1, 2004.

10.21	**	—	Change of control letter agreement between the Registrant and Joseph D.
Alperin dated January 1, 2004.

10.22	**	—	Agreement made February 28, 2004 between Interior Institute, Inc. and
OPEIU Local 153, AFL-CIO.

23.1	**	—	Consent of Goldstein Golub Kessler LLP.

31.1	***	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2	***	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the
Exchange Act.

32.1	***	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	***		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Previously filed.
***	Filed herewith.

[	1	]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed
			October 23, 1988, Registration No. 333-66085.

[	2	]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the
			Registrant’s Form SB-2, Registration No. 333-66085.

[	3	]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended March 31, 1999.

[	4	]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[	5	]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[	6	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000

[	7	]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[	8	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002

[	9	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003

[	10	]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002

[	11	]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed
			December 31, 2002, Registration No. 333-102310.

[	12	]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed
			October 23, 2001, Registration No. 333-72080.

[	13	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003

[	14	]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[	15	]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended
			September 30, 2003.

[	16	]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement
			on Form S-3, filed December 4, 2003, Registration No. 333-110567.