Form 10QSB
period 2004-03-31
EVCI CAREER COLLEGES INC
filed 2004-05-11
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 1-14827

EVCI Career Colleges Incorporated
(Exact name of small business as specified in its charter)

Delaware	06-1488212
(State of other jurisdiction or incorporation or organization)	(IRS Employer Identification Number)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701
(Address of principal executive offices)

(914) 623-0700
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,183,139 shares of Common Stock as of May 7, 2004.

Part I

Financial Information

EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31, 2004	December 31, 2003
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$12,917,017	$2,522,107
Accounts receivable, net of allowance for doubtful
accounts of $50,000	5,727,682	2,715,418
Note receivable	67,500	90,000
Prepaid expenses and other current assets	249,751	103,367
Total current assets	18,961,950	5,430,892
Property and equipment, net	2,529,984	1,714,606
Restricted certificates of deposit	291,418	291,352
Goodwill	3,600,522	3,600,522
Deferred income tax benefit, net of valuation allowance	2,000,000	2,000,000
Other assets	241,406	271,956
Total assets	$27,625,280	$13,309,328
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,739,597	$848,177
Accrued purchase price payable for Interboro
Institute, Inc.	1,280,283	973,337
Deferred revenue	2,313,610	1,007,621
Notes payable	480,235	480,235
Current portion of capitalized lease obligations	289,643	161,805
Total current liabilities	6,103,368	3,471,175
Accrued purchase price payable for Interboro,
net of current portion	1,280,282	1,622,227
Capital lease obligations, net of current portion	522,661	236,194
Notes payable	848,097	964,968
Deferred rent	151,083	-----
Total liabilities	8,905,491	6,294,564
Stockholders’ equity:
Preferred stock - $.0001 par value: authorized 1,000,000
shares, outstanding 0 shares	-----	-----
Common stock - $.0001 par value; authorized
20,000,000 shares: issued and outstanding
12,045,214, and 10,862,452 shares, respectively	1,213	1,090
Additional paid-in capital	48,907,221	39,296,760
Accumulated deficit	(30,188,645)	(32,283,086)
Stockholders’ equity	18,719,789	7,014,764
Total liabilities and stockholders’ equity	$27,625,280	$13,309,328

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$8,488,277	$6,041,093
Operating expenses:
Cost of revenue	1,471,530	1,270,585
Selling, general and administrative	4,503,175	3,392,039
Total operating expenses	5,974,705	4,662,624
Income from operations	2,513,572	1,378,469
Other income (expense):
Interest expense	(46,336)	(32,986)
Interest income	2,205	17,899
Pre-tax income	2,469,441	1,363,382
Provision for income taxes	375,000	215,550
Net income	2,094,441	1,147,832
Accreted value of series B preferred	-----	(59,794)
Undeclared dividends on preferred series B	-----	(227,500)
Income available to common stockholders	$2,094,441	$860,538

Income per common share:
Basic	$0.19	$0.16
Diluted	$0.18	$0.14

Weighted average of number of shares outstanding:
Basic	10,946,801	5,308,826
Diluted	11,665,022	7,789,742

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,094,441	$1,147,832
Adjustments to reconcile net income to net cash used
in operating activities:
Depreciation and amortization	164,562	201,006
Non cash compensation expense	10,800	-----
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,012,264)	(1,803,583)
Increase in prepaid expenses and other current assets	(146,384)	-----
Increase/(decrease) in other assets	30,486	(67,385)
Increase in accounts payable and accrued expenses	891,420	937,510
Increase in deferred revenue	1,305,990	(917,888)
Increase in deferred rent	151,083	-----
Decrease in accrued costs related to discontinued
operations	-----	(31,879)
Net cash provided by/(used in) operating activities	1,490,134	(534,387)
Cash flows used in investing activities:
Purchase of property and equipment	(499,901)	(375,425)
Net decrease in notes receivable	22,500	-----
Payment on accrued purchase price of Interboro	(35,000)	-----
Net cash used in investing activities	(512,401)	(375,425)
Cash flows from financing activities:
Principal payments under capital lease obligations	(65,734)	(28,045)
Principal payments of notes payable	(116,872)	-----
Proceeds from issuance of common stock	9,321,460	-----
Proceeds from exercise of warrants and options	278,323	-----
Net cash provided by (used in) by financing activities	9,417,177	(28,045)
Net increase/(decrease) in cash and cash equivalents	10,394,910	(937,857)
Cash and cash equivalents at beginning of period	2,522,107	2,622,485
Cash and cash equivalents at end of period	$12,917,017	$1,684,628
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$46,336	$21,611
Taxes	$239,268	$143,894
Supplemental schedule of noncash financing activity:
Capital lease obligations incurred	$480,039	$23,110

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Incorporated and its wholly-owned subsidiaries, Interboro Institute, Inc. (“Interboro”), and Interboro Holding, Inc.  Reference to “we,” “our,” and “us” mean EVCI and its subsidiaries unless the context requires otherwise.  All intercompany balances and transactions have been eliminated.

EVCI provides on-campus career college education, presently through its wholly-owned subsidiary, Interboro. Interboro is a two-year college that offers degree programs leading to the Associate of Occupational Studies degree.  It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York.  Interboro also has a college site in Yonkers, New York.  We acquired Interboro in January 2000.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S-B.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  There have been no significant changes in our accounting policies since December 31, 2003.

Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2003 and for the year then ended, and the notes thereto, in our 10-KSB for the year ended December 31, 2003.

Note 2 – Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements for all entities with complex capital structures.  Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities.  A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2004	2003
Basic weighted average number of common shares outstanding	10,946,801	5,308,826
Effect of assumed conversion of outstanding options	421,502
Effect of assumed exercise of outstanding warrants	296,719
Effect of assumed conversion of Series B preferred stock		2,480,916
Diluted weighted average number of shares of common stock outstanding	11,665,022	7,789,742

At March 31, 2004, there were also warrants outstanding to purchase 162,338 shares of common stock that are not included in the foregoing table because their exercise prices were greater than our stock price on that date.

Note 3 – Revenue Recognition

We recognize our revenue ratably over the semester in which courses are given and as services are performed.  The total deferred revenue at March 31, 2004 was $2,313,610.  This deferral will be recorded as revenue in the second quarter of 2004.

Note 4 – Income Taxes

 No provision for federal income taxes has been made for all periods presented since the Company recorded net operating loss carryforwards to offset taxable income.  The Company recorded a deferred tax asset for the tax effect of the net operating loss carryforwards.  These net operating losses have resulted in a deferred tax asset of $8,259,000.  Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a $6,259,000 valuation allowance.  We have approximately $24 million of net operating loss carryforwards that we currently can utilize without significant limitation.  Future changes in ownership could substantially limit eventual utilization of these net operating loss carryforwards.  The provisions for income taxes consist of state and city taxes for Interboro.

Note 5 – Employee Stock Options

EVCI has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123.  If EVCI had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, EVCI’s net income and net income per common share would approximate the pro forma amounts shown in the following table:

	Three Months Ended March 31,
	2004	2003
Reported net income	$2,094,441	$1,147,832

Add: stock-based employee compensation expense included in recorded net income, net of related tax effects	10,800

Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(57,648)	(23,777)

Pro forma net income	$2,047,593	$1,124,555

Reported net income per common share:
Basic	$0.19	$0.16
Diluted	$0.18	$0.14

Pro forma net income per common share:
Basic	$0.19	$0.16
Diluted	$0.18	$0.14

The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136%, risk-free interest rates ranging form 3.08% to 4.14% and an expected life of 3 to 5 years from the date of vesting.

Note 6 – Note Receivable

This is a note that was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies.  The note bears interest at 8% per annum.  Interest was current at March 31, 2004.  We agreed to extend the due date of the note from September 30, 2003 to December 31, 2004, with principal payments beginning October 2003.  The note is convertible into shares of JIA common stock.  We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA’s earnings) of JIA’s common stock at $1.00 per share, subject to adjustment.  No value has been assigned to the warrants.

Note 7 – Purchase Price Payable for Interboro

On January 14, 2000, EVCI acquired the outstanding shares of Interboro for $672,500 plus 50% of Interboro’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three years ended December 31, 2001, 2002, and 2003.  The $672,000 was also payable out of EBITDA.  EVCI has determined that the total purchase price is $3,285,500 subject to offsets we have asserted totaling $927,000.  Of this amount, we have paid $588,000 through March 31, 2004, and accrued $2,560,000.  This accrual includes $789,000 of such offsets.  Our calculation  of EBITDA will be reduced by us to the extent of any refund we are required to make to TAP as a result of the ongoing TAP audit of the three years ended June 30, 2001-2003.  Legal proceedings previously reported in our SEC filings, regarding our calculation of EBITDA, are ongoing.

Note 8 – Stockholders’ Equity

On March 29, 2004, we sold 1,038,962 shares of our common stock for $10 million, or $9.625 per share, to institutional investors.  The transaction costs were $675,000 and included fees paid to Roth Capital Partners LLC of $600,000 in cash and five year warrants to purchase 62,338 shares of our common stock at $14.338 per share, subject to adjustment.  The proceeds are expected to be used for expansion of Interboro’s existing sites and for working capital.

Note 9 – Subsequent Developments

In April 2004, we prepaid in full indebtedness to a financial institution of $482,000.  As a result, our restricted certificates of deposit will be reduced by $255,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
                Operations

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB, as amended, for the year ended December 31, 2003, and in conjunction with the financial statements and notes thereto for the three month periods ended March 31, 2004 and 2003, included with item 1 of this report.  All numbers have been rounded and are approximate.  References in the discussion to EVCI mean EVCI Career Colleges Incorporated.

First Quarter Developments

  We increased capacity at our main campus by adding 10,000 square feet for classrooms and administrative services.

  Interboro’s full-time student enrollments increased to approximately 2,800 in 2004 from approximately 1,800 in 2003, a 56% increase

  We sold 1,038,962 shares of our common stock for $10,000,000 to institutional investors.

  The office of the New York State Controller began a routine audit of Interboro’s compliance with the TAP requirements.

  Joseph D. Alperin joined EVCI as its general counsel and vice president for corporate affairs.

Comparison of three months ended March 31, 2004 to three months ended March 31, 2003.

The following table summarizes our operating results as a percentage of revenue for the first quarter of 2004 and the first quarter 2003.

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	17.3%	21.0%
Selling, general and administrative expenses	53.1	56.2
Total operating expenses	70.4	77.2
Income from operations	29.6	22.8
Net income	24.7	19.0
Net income available to common stockholders	24.7%	14.2%

Revenue for the first quarter 2004 increased 41%, or $2,447,000, to $8,488,000 from $6,041,000 for the first quarter 2003, because Interboro’s full-time student enrollment rose by 56% to approximately 2,800 students from approximately 1,800 in 2003.  Net of a $69,000 decrease in revenue at EVCI, each of Interboro’s sites contributed to the net revenue increase, with the exception of Yonkers:  Manhattan $2,055,000 Flushing $197,000, Washington Heights $299,000 and Yonkers ($35,000).  The spring semester at Yonkers started late in the first quarter due to construction delays.  As a result, approximately $365,000 of additional deferred revenue attributable to the Yonkers site will be recognized as revenue in the second quarter.  Furthermore, we made a strategic decision to increase financial assistance to students in good academic standing who would not otherwise have been able to continue at Interboro.  As a result of this financial assistance, Interboro received approximately $350,000 less revenue in tuition attributable to these students.

For the Spring 2004 semester, Interboro’s full-time enrollment was at 97% of capacity as compared to 83% of capacity for the 2003 Spring semester.  For the Spring 2004 semester we increased our capacity by 725 students: 500 in Manhattan, 125 in Yonkers, and 100 in Washington Heights.  In addition to significantly increasing capacity at all of our college sites in time for the Fall 2004 semester, we currently plan to increase tuition by $200 per semester.

Cost of revenue increased by $201,000, to $1,472,000 in the first quarter 2004 from $1,271,000 for the first quarter 2003.  Most all of the increase is attributable to an increase during the year from 167 to 195 in full- and part-time personnel that are included in cost of revenue.  Salaries made up 93% of the cost of revenue in the first quarter 2004 versus 91% in the first quarter 2003.  The most significant changes in the number of these personnel were:

	2004	2003
Part-time instructors	95	98
Full-time instructors*	36	30
Part-time tutors	27	15
Librarians	7	4
Deans and department heads	16	8
Recruiters-Manhattan headquarters	14	12
Total	195	167

_____________________
*Approximately 45% to 50% of our courses are taught by full-time instructors.

The following table sets forth our selling, general and administrative expense items as a percentage of our total revenue for the first quarters of 2004 and 2003:

	2004	2003
Salaries and benefits	25.9%	24.7%
Marketing	8.4	8.1
Depreciation	2.1	4.8
Other expenses	15.0	15.2
Professional fees	1.7	3.4
Total	53.1%	56.2%

Salaries and benefits increased by 48%, or $710,000, to $2,200,000 for the first quarter 2004 from $1,490,000 for the first quarter 2003.  The number and site location of Interboro’s selling, general and administrative full- and part-time personnel for the first quarters were:

	2004	2003
Flushing	32	13
Washington Heights	29	19
Yonkers	15	7
Manhattan	131	95
Senior executives	6	5
Total	213	139

Marketing costs increased by $218,000 or 45%, to $709,000 for the first quarter 2004 from $491,000 for the first quarter 2003.  These costs are mostly for newspaper, radio, TV and subway advertising.

Professional fees and consulting fees decreased by $145,000  for the first quarter 2004 from $290,000 for the first quarter 2003 due primarily to the addition of EVCI’s general counsel.

Depreciation and amortization decreased by $40,000 to $165,000 for the first quarter 2004 from $205,000 for 2003, primarily as a result of extending leases in our current facilities.

Other expenses increased by $369,000 to $1,285,000 for first quarter 2004 from $916,000 for first quarter 2003.  More than 80% of these other expenses consisted of the following:

	2004	2003
Rent and utilities	$522,000	$415,000
Insurance	93,000	153,000
Telephone and internet	162,000	70,000
Supplies	112,000	62,000
Travel and entertainment	66,000	30,000
Investor relations	36,000	10,000
Computer expenses	52,000	13,000
Relocation expense	20,000	-----
Taxes	39,000	10,000
	$1,102,000	$763,000

Net income available to common stockholders increased by $1,233,000 or 143% for the first quarter 2004 to $2,094,000 compared to $861,000 for the first quarter 2003.  Our net income in 2003 was reduced by $287,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends.  These charges related to our previously outstanding Series B preferred stock.

Seasonality

Interboro’s revenue varies seasonally as a result of changes in the level of its student enrollment.  Although we have a summer semester at Interboro and we encourage year-round attendance at all sites, enrollment during the summer is usually significantly lower than the remainder of the year.  As a result, Interboro’s total student enrollment and our net revenue are typically highest in our fourth and first quarters, which include October through March.

Liquidity and capital resources

Our sources and uses of funds during the first quarter 2004 and our cash balances on January 1, and March 31, 2004 are summarized below:

Sources:
Cash collections from operations	$7,379,000
Net proceeds from sale of equity	9,321,000
Exercises of options and warrants	278,000
Proceeds of note receivable	23,000
$17,001,000
Uses:
Payment of operating expenses	5,888,000
Payment of notes payable	117,000
Payment of principle of capital leases	66,000
Purchase of property and equipment	500,000
Payment of purchase price for Interboro	35,000
6,606,000
Net increase in cash	10,395,000
Cash at beginning of year	2,522,000
Cash on hand March 31, 2004	$12,917,000

In the first quarter 2004, EVCI received funds from a private placement and the exercises of options and warrants to purchase our common stock as follows:

No. of Shares	Price Per Share	Proceeds
1,038,962	$9.625	$9,325,000
37,500	5.440	204,000
20,000	3.000	60,000
11,970	1.200	14,364

We expect that our cash generated from operations and cash on hand will be sufficient to satisfy our cash needs for 2004.  Nevertheless, management may decide to incur indebtedness to implement its expansion plans.

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

Forward-looking statements and risk factors

Statements and financial discussion and analysis by our management contained in this 10-QSB that are not historical facts are forward-looking statements.  They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risk and uncertainties, including the risk factors discussed briefly below.  If any of those or other risks actually occur, or should our assumptions prove incorrect, actually results may vary materially from those anticipated by those forward-looking statements.  Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

  Interboro Institute’s failure to comply with extensive federal and New York State regulations could have a material adverse impact on its ability to operate and grow.

  Adverse changes in the rules governing, or the amount or timing of, TAP program disbursements could materially impede Interboro’s ability to operate.

  Adverse changes in the rules governing, or the amount or timing of, Pell Program disbursements could materially impede Interboro’s ability to operate.

  An ongoing TAP audit could result in Interboro being required to make material refunds of TAP grants and to limit its expansion plans.

  Interboro’s failure to effectively open and operate annexes to existing sites, or new college sites, could adversely affect our business.

  If the New York State Education department does not give Interboro the requisite approval to open new college sites or to receive extension center status for the Yonkers site, Interboro’s operations and growth could be adversely affected.

  If Interboro is unable to obtain additional space within the buildings of its existing sites or for annexes to its existing sites, Interboro’s same site growth rate will be materially limited.

  The seasonality of Interboro’s enrollments is expected to produce significant variations in our results from quarter to quarter.

  Interboro’s prior problems with regulators, under prior management, could recur and adversely affect is operations.

  The outcome of our ongoing arbitration with the former owner of Interboro regarding management fees paid to EVCI by Interboro could have a material adverse affect on us.

  EVCI and Interboro depend on key management personnel to operate and grow.

  A change in control of EVCI would adversely affect Interboro’s participation in Pell and TAP funds.

  A change in control of EVCI would cause regulatory and accrediting authorities to return Interboro to a probationary status.

  Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

  Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

  Our failure to effectively manage our growth could hurt our business.

  Our business could materially suffer if we make acquisitions that do not meet our expectations.

  Terrorist activity, or the threat of it, in the New York metropolitan area could adversely affect Interboro.

  Actual or potential future sales of our common stock by management could have an adverse affect on the market price of our common stock.

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

PART II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of 2004, we received funds from exercise of options and warrants to purchase our common stock and from the issuance of our common stock in a private placement, all in reliance upon exemptions from registration under the Securities Act of 1933 (the “Act”) as follows:

Description (Date)	No. of Shares	Price per share	Proceeds

Cashless warrant exercise (January)	31,357	$3.000	$0
Warrant exercise (January)	37,500	5.440	204,000
Warrant exercise (March)	20,000	3.000	60,000
Cashless warrant exercise (March)	42,973	1.500	0
Private Placement (March)	1,038,962	9.625	9,325,000

The shares issued upon the cashless exercise of warrants were exempt from registration under the Act in reliance upon Section 3(a)(9) of the Act.  No renumeration was paid or given directly or indirectly in connection with the exercise.

The shares issued upon exercise of the other warrants and in the private placement were issued to accredited investors and, accordingly, were exempt from registration under the Act in reliance upon Regulation D of the SEC.

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8]	--	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9]	--	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]	--	2001 Non-Qualified Stock Option Plan.

10.6[10]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[8]	--	Promissory Note for $550,000, dated July 12, 2002, and payable by the Registrant to Rosenthal & Rosenthal, Inc.

10.10[8]	--	Guarantee by Interboro Institute, Inc., dated July 12, 2002, of the Registrant’s $550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

10.11[13]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated June 20, 1988, June 1, 1992, and February 1, 1993.

10.12[13]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.13[9]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.14[9]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.15[14]	--	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.16[14]	--

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.17[15]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.18[16]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.19[17]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.21[17]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.22[17]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.23[18]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.24[18]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.25**	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)		During our first quarter 2004, we filed a Form 8-K, dated March 31, 2004, reporting on Items 5 and 7 and furnished a Form 8-K, dated February 23, 2004, reporting on Items 7and 12.

_______________________
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1988, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended March 31, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002.
[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.
[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2004

EVCI CAREER COLLEGES INCORPORATED By: /s/ Richard Goldenberg Richard Goldenberg Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8]	--	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9]	--	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]	--	2001 Non-Qualified Stock Option Plan.

10.6[10]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[8]	--	Promissory Note for $550,000, dated July 12, 2002, and payable by the Registrant to Rosenthal & Rosenthal, Inc.

10.10[8]	--	Guarantee by Interboro Institute, Inc., dated July 12, 2002, of the Registrant’s $550,000 Promissory Note payable to Rosenthal & Rosenthal, Inc.

10.11[13]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated June 20, 1988, June 1, 1992, and February 1, 1993.

10.12[13]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.13[9]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.14[9]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.15[14]	--	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.16[14]	--

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.17[15]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.18[16]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.19[17]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.21[17]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.22[17]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.23[18]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.24[18]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.25**	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_______________________
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1988, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended March 31, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002.
[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.
[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.