Form 10-Q
period 2004-06-30
EVCI CAREER COLLEGES INC
filed 2004-08-12
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 1-14827

EVCI Career Colleges Holding Corp.*
(Exact name of small business as specified in its charter)

Delaware	06-1488212
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701
(Address of principal executive offices)

(914) 623-0700
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,208,646 shares of Common Stock as of August 9, 2004.

Transitional Small Business Issuer Disclosure Format:  ☐  Yes      ☒  No

*Name changed August 12, 2004 from EVCI Career Colleges Incorporated.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2004	December 31, 2003

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$8,954,181	$2,522,107
Accounts receivable, net of allowance for doubtful accounts of $50,000	9,070,119	2,715,418
Note receivable	45,000	90,000
Prepaid expenses and other current assets	448,631	103,367

Total current assets	18,517,931	5,430,892
Property and equipment, net	3,110,082	1,714,606
Restricted certificates of deposit	36,689	291,352
Goodwill	3,913,182	3,600,522
Deferred income tax benefit, net of valuation allowance	2,000,000	2,000,000
Other assets	557,796	271,956

Total assets	$28,135,680	$13,309,328

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,217,769	$848,177
Accrued purchase price payable for Interboro Institute, Inc	2,651,702	973,337
Deferred revenue	3,582,313	1,007,621
Notes payable	318,907	480,235
Current portion of capitalized lease obligations	355,395	161,805

Total current liabilities	8,126,086	3,471,175
Accrued purchase price payable for Interboro, net of current portion	—	1,622,227
Capital lease obligations, net of current portion	684,034	236,194
Notes payable	447,997	964,968
Deferred rent	364,187	—

Total liabilities	9,622,304	6,294,564
Stockholders’ equity:
Preferred stock - $.0001 par value: authorized 1,000,000 shares, outstanding 0 shares	—	—
Common stock - $.0001 par value; authorized 20,000,000 shares: issued and outstanding 12,208,646, and 10,862,452 shares, respectively	1,242	1,090
Additional paid-in capital	49,285,403	39,296,760
Accumulated deficit	(30,773,269)	(32,283,086)

Stockholders’ equity	18,513,376	7,014,764

Total liabilities and stockholders’ equity	$28,135,680	$13,309,328

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six Months ended June 30,

	2004	2003	2004	2003

Revenue	$5,833,139	$3,919,413	$14,321,416	$9,960,506

Operating expenses:
Cost of revenue	1,774,059	1,083,611	3,245,589	2,354,196
Selling, general and administrative expenses	4,703,361	2,940,088	9,206,536	6,332,127

Total operating expenses	6,477,420	4,023,699	12,452,125	8,686,323

Income/ (loss) from operations	(644,281)	(104,286)	1,869,291	1,274,183
Other income (expense):
Interest expense	(70,070)	(38,697)	(116,406)	(61,279)
Interest income	29,727	9,548	31,932	17,043

Pre-tax income/(loss)	(684,624)	(133,435)	1,784,817	1,229,947
Provision for income taxes	(100,000)	(100,000)	275,000	115,550

Net income/(loss)	(584,624)	(33,435)	1,509,817	1,114,397
Accreted value of series B preferred	—	(55,881)	—	(115,675)
Undeclared dividends on preferred series B	—	(199,069)	—	(426,569)

Income/(loss) available to common stockholders	$(584,624)	$(288,385)	$1,509,817	$572,153

Income/(loss) per common share:
Basic	$(0.05)	$(0.05)	$0.13	$0.10
Diluted	$(0.05)	$(0.05)	$0.12	$0.07
Weighted average of number of shares outstanding:
Basic	12,146,319	5,950,957	11,546,262	5,631,665
Diluted	12,146,319	5,950,957	12,388,334	8,643,753

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$1,509,817	$1,114,397
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	373,201	417,500
Non cash compensation expense	21,600	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,354,701)	(3,195,760)
Increase in prepaid expenses and other current assets	(345,262)	(78,436)
Increase in accounts payable and accrued expenses	369,592	152,733
Increase/(decrease) in deferred revenue	2,574,693	(362,098)
Increase in deferred rent	364,187	—
Increase in accrued costs related to discontinued operations	—	(64,956)

Net cash used in operating activities	(1,486,873)	(2,016,620)

Cash flows used in investing activities:
Deposits required	(285,840)	—
Return of restricted certificates of deposit	254,662	—
Purchase of property and equipment	(862,516)	(395,591)
Net decrease in notes receivable	45,000	—
Payment on accrued purchase price of Interboro	(256,522)	(275,000)

Net cash used in investing activities	(1,105,216)	(670,591)

Cash flows from financing activities:
Principal payments under capital lease obligations	(264,731)	(77,709)
Principal payments of notes payable	(678,300)	—
Proceeds from issuance of common stock	9,348,840	—
Proceeds from exercise of warrants and options	618,354	748,912

Net cash provided by financing activities	9,024,163	671,203

Net increase/(decrease) in cash and cash equivalents	6,432,074	(2,016,008)
Cash and cash equivalents at beginning of period	2,522,107	2,622,485

Cash and cash equivalents at end of period	$8,954,181	$606,477

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$116,406	$61,279

Taxes	$325,645	$144,944

Supplemental schedule of non-cash financing activity:
Capital lease obligations incurred	$906,161	$71,495

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

          The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Holding Corp. and its wholly-owned subsidiaries, Interboro Institute, Inc. (“Interboro”), and Interboro Holding, Inc.  Reference to “we,” “our,” and “us” mean EVCI and its subsidiaries unless the context requires otherwise.  All intercompany balances and transactions have been eliminated.

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

Note 2 – Earnings Per Share

          Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements for all entities with complex capital structures.  Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock based compensation including stock options, warrants and convertible securities.  A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Basic weighted average number of common shares outstanding	12,146,319	5,950,957	11,546,262	5,631,665
Effect of assumed exercise of outstanding options	—	—	476,481	225,572
Effect of assumed exercise of outstanding warrants	—	—	356,591	434,760
Effect of assumed conversion of Series B preferred stock	—	—	—	2,351,756

Diluted weighted average number of shares of common stock outstanding	12,146,319	5,950,957	12,388,334	8,643,753

Options and warrants not included above*	1,453,096		162,338

*Not included because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

          We recognize our revenue ratably over the semester in which courses are given and as services are performed.  The total deferred revenue at June 30, 2004 was $3,582,313. This deferral will be recorded as revenue in the third quarter of 2004.

Note 4 – Income Taxes

          No provision for federal income taxes has been made for all periods presented since EVCI recorded net operating loss carryforwards to offset taxable income. We have approximately $24 million of net operating loss carryforwards that we currently can utilize without significant limitation.  These net operating losses have resulted in a deferred tax asset of $8,259,000 based on an effective tax rate of 34%.   Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a $6,259,000 valuation allowance, which is reviewed annually at year-end.  Future changes in ownership could substantially limit eventual utilization of these net operating loss carryforwards.  The provisions for income taxes consist of state and city taxes for Interboro.

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

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Reported net income/ (loss)	$(584,624)	$(33,435)	$1,509,817	$1,114,397
Add: stock-based employee compensation expense included in recorded net income, net of related tax effects	10,800	—	21,600	—
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(57,648)	(23,277)	(115,296)	(46,555)

Pro forma net income/(loss)	$(631,472)	$(56,712)	1,416,121	1,067,843

Reported net income/(loss) per common share:
Basic	$(0.05)	$(0.05)	$0.13	$0.10
Diluted	$(0.05)	$(0.05)	$0.12	$0.06
Pro forma net income per common share:
Basic	$(0.05)	$(0.05)	$0.12	$0.09
Diluted	$(0.05)	$(0.05)	$0.11	$0.06

          The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136%, risk-free interest rates ranging from 3.08% to 4.14% and an expected life of 3 to 5 years from the date of vesting.  The estimate of fair value is amortized over the option vesting period in determining the pro forma impact.

Note 6 – Note Receivable

          This note was issued by JIA, Inc., a provider of an integrated suite of software solutions for global direct selling companies.  The note bears interest at 8% per annum.  We agreed to extend the due date of the note from September 30, 2003 to December 31, 2004. Principal payments of $7,500 per month have been made since October 2003 and are current.  The note is convertible into shares of JIA common stock.  We were also issued warrants to purchase 25,000 or 30,000 shares (based on JIA’s earnings) of JIA’s common stock at $1.00 per share, subject to adjustment.  No value has been assigned to the warrants.

Note 7 – Purchase Price Payable for Interboro

          On January 14, 2000, EVCI acquired the outstanding shares of Interboro for $672,500 plus 50% of Interboro’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three years ended December 31, 2001, 2002, and 2003.  The $672,500 was also payable out of EBITDA.  EVCI has determined that the total purchase price is $3,461,000 inclusive of interest and other costs.  Of this total, $809,000 has been paid, leaving a balance of $2,652,000.  See Item 5 of Part II of this report regarding the favorable award received by EVCI in its arbitration with the former owner of Interboro about the calculation of EBITDA.

Note 8 – Stockholders’ Equity

          On March 29, 2004, we sold 1,038,962 shares of our common stock for $10 million, or $9.625 per share, to institutional investors.  The transaction costs were $675,000 and included fees paid to Roth Capital Partners LLC of $600,000 in cash and five year warrants to purchase 62,338 shares of our common stock at $14.338 per share, subject to adjustment.  The proceeds are being used for expansion of Interboro’s existing sites and for working capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB, as amended, for the year ended December 31, 2003, and in conjunction with the financial statements and notes thereto for the three and six month periods ended June 30, 2004 and 2003, included with Item 1 of this report.  Numbers have been rounded and may be approximate.  References in the discussion to EVCI mean EVCI Career Colleges Holding Corp.

Overview

          General

          Interboro’s 2004 second quarter results reflect the substantial investments it has made since March 1, 2004, in its achieved and planned growth.  Most of this investment has been by expenditures for salaries and benefits of new personnel.

          Interboro’s growth strategy is not simply about increasing enrollments.  Its significant growth requires personnel, senior management and other resources to ensure that the quality of Interboro’s academic and administrative operations continues to improve.  Accordingly, Interboro is hiring more qualified and seasoned personnel, improving the operating efficiencies of its existing communications systems and adding new systems.  Interboro personnel are working to further improve retention rates by being more selective in admitting new students and providing intensive remedial instruction for its students.  Furthermore, Interboro is seeking to enhance its reputation by obtaining additional regulatory academic approvals and college-wide accreditation.

          Recently, the arbitration with the former owner of Interboro concluded very favorably for us.  Information about the award is included below in Part II, Item 5.

          The TAP audit is ongoing, and the TAP auditors and Interboro personnel are fully cooperating with one another.  We expect the audit will be concluded within two to three months.  While we would like to be able to update you with specifics regarding the audit’s progress, New York State Comptroller’s procedures specifically prohibit colleges and universities from publicly disclosing any information until audits are final.

          EVCI’s stock price and the stock prices of other public companies that operate proprietary colleges have recently declined materially. We believe this has occurred, in significant part, because several of the larger public companies are being scrutinized by regulators and plaintiff’s attorneys, primarily as a result of allegations that they may have violated federal Title IV lending requirements, including by fraudulent conduct.

          Pell and TAP funds received by Interboro are grants, not loans.  Interboro does not participate in any external loan program because it has always wanted to avoid potential problems associated with Title IV lending requirements.  With respect to its participation in Pell and TAP grant programs, management continues to believe that any failures to comply strictly with applicable regulations are the result of human error and not patterns of fraudulent conduct.  We are mindful of the increasing level of scrutiny we are subject to as we continue to grow aggressively and are, therefore, upgrading our compliance personnel, systems and controls.

          Second Quarter Developments

•	Interboro’s full-time student enrollments for its summer semester increased to 1,975, in 2004 from 1,080 in 2003, an 83% increase.

•	Interboro received approval from the New York State Education Department for extension center status at its Washington Heights site.

•	In June, Interboro graduated 305 students, a 42% increase over its 215 graduates in June 2003.

•

In preparation for anticipated growth, Interboro made substantial investments in its academic, administrative and financial infrastructure and systems, particularly by adding personnel and highly qualified management.

•

Interboro leased an additional 9,000 square feet of space for class rooms and administrative offices in mid-town Manhattan at 940 Eighth Avenue, between 55th and 56th streets.  This annex to Interboro’s main campus on Tenth Avenue and 56th street will be ready for use by the fall semester.

•	Interboro significantly upgraded its communications systems in order to accommodate its continuing growth and to increase operating efficiencies.

•

The American Bar Association visited Interboro in conjunction with its pending application for ABA approval of its degree in paralegal studies.  Very few paralegal programs at the two-year college level are ABA approved.  In the exit interview, the ABA team indicated they found general compliance with ABA standards.  We expect a recommendation for approval from the site team to be made to the ABA within the next six months.

•

Interboro submitted its application for accreditation to the Middle States Association of Colleges and Schools in order to supplement its national accreditation from the New York State Board of Regents.  Middle States regional accreditation is  highly respected and, accordingly, would significantly enhance Interboro’s reputation.

•	EVCI prepaid $600,000 of notes payable and capitalized leases.

          Capacity

          At June 30, 2004, Interboro’s capacity remained at 2,900 full-time students per semester, without increasing afternoon or weekend classes.  Interboro is seeking to double its capacity using a portion of the funds raised in the private placement EVCI completed on March 29, 2004.

          The additional 9,000 square feet for a main campus annex, that was leased in the second quarter 2004, and a plan for more efficient utilization of existing classrooms, including by increasing afternoon classes, is expected to provide sufficient capacity at the main campus for students in the fall 2004 semester.  Interboro is also seeking additional annex space for its main campus for classrooms and a new freshmen admissions center.  With the space for annexes that Interboro has procured since June 30, 2004 for its other college sites, and if its plan to increase afternoon classes is successfully implemented, Interboro will have sufficient capacity for its anticipated fall semester enrollments at all of its college sites.  The main campus annex and the three annexes to its other sites have increased the number of Interboro buildings from four to eight.

          The rental costs of $50,000 per month for additional leased space for annexes that has been obtained to date, will be included in our results starting September 1, 2004.  Interboro’s ability to further increase capacity is subject to several factors that include securing sites in a timely manner that are proximate to existing space, that do not restrict Interboro’s operations and that are available at reasonable rents.

          Revenue recognition

          Because we recognize revenue ratably over each semester on a weekly basis and the start dates of Interboro’s three semesters do not coincide with the first day of each of our first three quarters, increases in our enrollment do not directly relate to increases in revenue for the first, second or third quarters.

          Seasonality

          Interboro’s revenue varies as a result of changes in the level of its enrollments. Most colleges and universities traditionally experience a greater seasonal increase in enrollments for the fall semester over the spring semester in an academic year (summer, fall and spring semesters).  Since we acquired Interboro, spring semester enrollment has been greater than the immediately preceding fall semester’s enrollment.  Due to our expansion and progress in increasing retention of Interboro students, we are experiencing record enrollment for each succeeding fall, spring and summer semester.  As in most colleges and universities, enrollment during the summer semester is traditionally significantly lower than the remainder of the same academic year.  As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

Comparison of three months ended June 30, 2004 to three months ended June 30, 2003.

          The following table summarizes our operating results as a percentage of our revenue for the second quarters of 2004 and 2003.

	Three Months Ended June 30

	2004	2003

Revenue:	100.0	100.0%

Operating expenses:
Cost of revenue	30.4	27.7
Selling, general and administrative expenses	80.6	75.0

Total operating expenses	111.0	102.7

Loss from operations	(11.0)	(2.7)

Net loss	(10.0)	(0.8)

Net loss available to common stockholders	(10.0)	(7.3)

          Revenue for the second quarter 2004 increased 49%, or $1,914,000, to $5,833,000 from $3,919,000 for the second quarter 2003.  Each of Interboro’s sites contributed to the revenue increase:  Manhattan $830,000, Flushing $133,000, Washington Heights $456,000 and Yonkers $520,000. The Yonkers site includes $365,000 of revenue that was deferred in the first quarter 2004 due to the late start of the spring semester at this site.  While Interboro’s full-time student enrollment for its 2004 summer semester rose by 83% to 1,975 students from 1,080 for its 2003 summer semester, revenue recognized in the second quarter 2004 from this summer enrollment was limited to 54 % of the total revenue attributable to the 2004 summer semester enrollments.  Accordingly, the balance, constituting the $ 3,582,000 of deferred revenue at June 30, 2004, will be recognized in the third quarter.

          In addition, Interboro did not receive approximately $328,000 of tuition revenue in the second quarter because it gave scholarships of  this amount primarily to continuing students, in good academic standing, who would not otherwise have been able to attend Interboro.  These scholarships covered the shortfall in TAP and Pell grants and, accordingly, permitted Interboro to improve its retention rates and receive the maximum TAP and Pell grants to which these students are entitled.

          For the summer 2004 semester, Interboro’s full-time enrollment was at 67 % of a capacity of 2900 full-time students as compared to 49 % of a capacity of 2,200 full-time students for the 2003 summer semester.

          The fall semester is expected to start on September 13th, which is a week later than originally scheduled, in part because of the anticipated disruption from the Republican National Convention in mid-town Manhattan.  Accordingly, the third quarter 2004 is expected to include nine weeks of revenue from summer semester enrollments and three weeks (as opposed to four weeks) of revenue from fall semester enrollments.  The third quarter’s revenue will be positively affected by a tuition increase from $3,900 to $4,100 per semester, commencing with this fall’s semester.  Interboro’s last tuition increase was from $3,450 to $3,900, effective in the fall 2000.

          Cost of revenue increased by $690,000, to $1,774,000, in the second quarter 2004 from $1,084,000 for the second quarter 2003.  Most all of the increase is attributable to the addition, from June 30, 2003 to June 30, 2004, of 62 new personnel whose salaries are included in cost of revenue. By job description, the number of these personnel were:

	2004

	June 30	March 31	June 30, 2003

Part-time instructors	99	100	74
Full-time instructors	40	36	30
Part-time tutors	24	25	14
Recruiters	22	16	12
Deans and department heads	16	16	8
Librarians	5	7	6

Total	206	200	144

          45% to 50% of our courses are taught by full-time instructors.  Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase retention and graduation rates.

          As a result of personnel and salary increases made to support our summer semester growth and anticipated fall semester growth, salaries made up 93% of the cost of revenue in the second quarter 2004 versus 87% in the second quarter 2003. Interboro decided on a longer than normal lead time for some of its new recruiters, and full-time instructors because it wanted to have sufficient time for intensive training in preparation for the fall semester.  Interboro’s decision to compete for more seasoned and qualified personnel required that salary levels be increased for these new hires. As a percentage of revenue, cost of revenue is expected to improve by the fourth quarter 2004.

          The following table sets forth our selling, general and administrative expense items, as a percentage of our total revenue for the second quarters of 2004 and 2003:

	Three months ended June 30,

	2004	2003

Salaries and benefits	44.7%	34.6%
Marketing	10.7	10.3
Depreciation	3.6	5.4
Other expenses	18.5	21.8
Professional fees	3.1	2.9

Total	80.6	75.0

          As a result of personnel and salary increases made to support our significant growth, salaries and benefits increased by 92%, or $1,251,000, to $2,607,000 for the second quarter 2004 from $1,356,000 for the second quarter 2003.  All employee costs that are not included in cost of revenue are included in this category, including benefit costs for all of our employees.  Substantially all of the increase in these costs is attributable to the addition, from June 30, 2003 to June 30, 2004, of 82 personnel whose salaries and benefits are included in selling general and administrative expense.  This is an addition to the salaries of the 62 new personnel that are included in cost of revenue.

          By job category the number of these personnel were:

	2004

	June 30	March 31	June 30, 2003

Student support services	68	46	25
Security	24	19	10
Financial aid	20	18	13
Technology	20	23	10
Executives	16	16	14
Accounting	14	13	9
Admissions and placement	13	13	15
Registrar	12	15	8
Maintenance	12	12	8
Administrative assistants	7	6	9

Total	206	181	121

          A significant contribution to the increase in salaries and benefits resulted from hiring personnel needed to support the substantial increase in the 2004 summer semester enrollment activities compared to 2003, and activities during the summer that are required to accomplish the aggressive growth rate in enrollments Interboro is attempting to achieve for the 2004 fall semester.  It also resulted from increases in salary levels that were made to attract and retain more seasoned and qualified personnel.   As a percentage of selling, general and administrative expense, salaries and benefits is expected to improve by the fourth quarter 2004.

          Marketing costs increased by $220,000 or 54%, to $625,000 for the second quarter 2004 from $405,000 for the second quarter 2003.  These costs are mostly for newspaper and subway advertising.  We also market using telemarketing, direct mail and promotional items.

          Professional fees and consulting fees increased by $70,000 to $183,000 for the second quarter 2004, from $113,000 for the second quarter 2003, primarily due to the $65,000 of costs attributable to the arbitration with the previous shareholder of Interboro and additional accounting costs.  This increase was partially offset by a decrease in our reliance upon outside corporate and securities counsel since EVCI’s general counsel joined us on January 1, 2004.

          Depreciation and amortization decreased by $4,000 to $209,000 for the second quarter 2004 from $213,000 for the second quarter 2003, primarily as a result of facilities lease extensions that resulted in lengthening the period of time over which leasehold improvements are amortized.  This decrease was offset by purchases and leases of equipment costing $426,000 that was needed to support enrollment growth at current locations and to keep current with state of the art instructional and administrative technologies.

          As a result of our actual and anticipated growth, other expenses increased by $227,000 to $1,080,000 for second quarter 2004 from $853,000 for second quarter 2003.  More than 85% of these other expenses consisted of the following:

	Three months ended June 30,

	2004	2003

Rent and utilities	$518,000	$388,000
Insurance	117,000	114,000
Equipment rental expense	56,000	60,000
Telephone and internet	120,000	52,000
Supplies	57,000	46,000
Travel and entertainment	83,000	37,000
Investor relations	24,000	24,000
Taxes	36,000	15,000

	$1,011,000	$736,000

          Net loss available to common stockholders increased by $297,000 to $585,000 for the second quarter 2004 from $288,000 for the same quarter 2003.  Our net loss in 2003 was increased by $255,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends.  These charges related to our previously outstanding Series B preferred stock and, accordingly, will not recur.

Comparison of six months ended June 30, 2004 to six months ended June 30, 2003.

          The following table summarizes our operating results as a percentage of our revenue for the six months ended June 2004 and the six months ended June 2003.

	Six months ended June 30,

	2004	2003

Revenue:	100.0%	100.0%

Operating expenses:
Cost of revenue	22.7	23.6
Selling, general and administrative expenses	64.3	63.6

Total operating expenses	87.0	87.2

Income from operations	13.1	12.8

Net income	10.5	11.2

Net income available to common stockholders	10.5	5.7

          Revenue for the six months ended June 2004 increased 44%, or $4,360,000, to $14,321,000 from $9,961,000 for the first six months of 2003.  Net of a $95,000 decrease in revenue at EVCI, each of Interboro’s sites contributed to the net revenue increase:  Manhattan $2,870,000, Flushing $342,000, Washington Heights $759,000 and Yonkers $484,000.  While Interboro’s full-time enrollment for the 2004 spring and summer semesters increased by 66% to 4,775 students from 2,880 in 2003, revenue recognized in the second quarter 2004 from summer enrollment was limited to 54 % of the total revenue attributable to these 2004 enrollments.  Accordingly, the balance, constituting the $3,582,000 of deferred revenue at June 30, 2004, will be recognized in the third quarter.

          In addition, Interboro did not receive approximately $675,000 of tuition revenue in the first six months 2004 because it gave scholarships of this amount primarily to continuing students, in good academic standing, who otherwise would not have not been able to attend Interboro.  These scholarships covered the shortfall in TAP and Pell grants and, accordingly, permitted Interboro to improve its retention rates and receive the maximum TAP and Pell grants to which these students were entitled.

          Cost of revenue increased by $892,000 to $3,246,000 for the first six months of 2004 from $2,354,000 for the six months of 2003.  Most of the increase is attributable to the addition, from June 30, 2003 to June 30, 2004, of 62 personnel whose salaries are included in cost of revenue.  As a result of personnel and salary increases made to support our actual and anticipated growth, salaries made up 93% of the cost of revenue for the six months ended June 30, 2004 versus 89% for the six months ended June 30, 2003.

          By job description, the number of these personnel were:

	2004

	June 30	January 1	June 30, 2003

Part-time instructors	99	76	74
Full-time instructors	40	32	30
Part-time tutors	24	24	14
Recruiters	22	16	12
Deans and department heads	16	8	8
Librarians	5	6	6

Total	206	162	144

          The following table sets forth our selling, general and administrative expense items as a percentage of our total revenue for the six months ended June 30, 2004 and 2003:

	Six months ended June 30,

	2004	2003

Salaries and benefits	33.6%	28.6%
Marketing	9.3	9.0
Depreciation	2.6	4.2
Other expenses	16.5	17.8
Professional fees	2.3	4.0

Total	64.3	63.6

          As a result of personnel and salary increases made to support our actual and anticipated growth, salaries and benefits increased by 69%, or $1,960,000 to $4,807,000 for the six months ended June 30, 2004 from $2,847,000 for the six months ended June 2003.  This is in addition to the salaries of the 62 new personnel that are included in cost of revenue.  By job category the number of Interboro’s selling, general and administrative personnel were:

	2004

	June 30	January 1	June 30, 2003

Student Support Services	68	29	25
Security	24	13	10
Financial aid	20	16	13
Technology	20	16	10
Executives	16	16	14
Accounting	14	11	9
Admissions & Placement	13	12	15
Registrar	12	9	8
Maintenance	12	10	8
Administrative Assistant	7	4	9

Total	206	136	121

          Marketing costs increased by $439,000 or 49%, to $1,335,000 for the six months ended June 2004 from $896,000 for the six months ended June 2003.  These costs are mostly for newspaper and subway advertising.  We also market using telemarketing, direct mail and promotional items.

          Professional fees and consulting fees decreased by $74,000 to $328,000 for the six months ended June 30, 2004 from $402,000 for the six months ended June 2003 due primarily to a decrease in reliance upon corporate and securities outside counsel since EVCI’s general counsel joined us on January 1, 2004.  This decrease was partially offset by costs of $95,000 attributable to the arbitration with the prior shareholder of Interboro and additional accounting costs.

          Depreciation and amortization decreased by $45,000 to $373,000 for the six months ended June 30, 2004 from $418,000 for six months ended June 30, 2003, primarily as a result of facilities lease extensions that extend the period of time over which leasehold improvements are amortized.  This decrease was offset by purchase and leases of equipment costing approximately $900,000 that was needed to support our enrollment growth at our current locations and to keep current with state of the art instructional and administrative technologies.

          As a result of our actual and anticipated growth, other expenses increased by $594,000 to $2,364,000 for six months ended June 30, 2004 from $1,770,000 for six months ended June 30, 2003.  More than 85% of these other expenses consisted of the following:

	Six months ended June 30,

	2004	2003

Rent and utilities	$1,040,000	$804,000
Insurance	210,000	267,000
Equipment rental expense	95,000	99,000
Telephone and internet	282,000	123,000
Supplies	176,000	108,000
Travel and entertainment	152,000	68,000
Investor relations	61,000	34,000
Taxes	75,000	26,000

	$2,091,000	$1,529,000

          Net income available to common stockholders increased by $938,000 to $1,510,000, or 164%, for the six months ended June 30, 2004 compared to $572,000 for the six months ended June 30, 2003.  Our net income for the first six months of 2003 was reduced by $542,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends.  These charges related to our previously outstanding Series B preferred stock and, accordingly, will not recur.

Liquidity and capital resources

          Our sources and uses of funds during the second quarter 2004 and our cash balances on January 1, and June 30, 2004 are summarized below:

Sources:
Cash collections from operations	$11,753,000
Return of restricted cash	255,000
Net proceeds from private placement	9,349,000
Proceeds from exercises of options and warrants	618,000
Proceeds of note receivable	$45,000

$22,020,000

Uses:
Payment of operating expenses	13,240,000
Deposits required	285,000
Payment of notes payable	678,000
Payment of principle of capital leases	265,000
Purchase of property and equipment	863,000
Payment of purchase price for Interboro	257,000

15,588,000

Net increase in cash	6,432,000

Cash on hand January 1, 2004	2,522,000

Cash on hand June 30, 2004	$8,954,000

          Information regarding funds received by EVCI during the first six months of 2004 from the private placement and exercises of options and warrants follows:

No. of Shares	Price Per Share	Proceeds

1,038,962	$9.625	$9,349,000
117,925	2.12	250,000
40,000	3.00	120,000
37,500	5.44	204,000
23,309	1.20	27,971
5,000	1.06	5,315
3,334	1.57	5,234
3,333	0.70	2,333
2,500	1.00	2,500

          Of our $9,000,000 of accounts receivable at June 30, 2004, Pell and TAP had paid us $3,500,000 by August 9, 2004. The balance of $5,550,000 consists of $4,750,000 due from TAP which has been delayed on account of the New York State Legislature’s failure to pass a budget.  As a result of this delay, we had negative cash flow from operations for the six months ended June 30, 2004.  The Higher Education Services Corporation, which administers TAP, recently began providing colleges with estimates of student TAP awards for the 2004 summer and fall semester based on assumptions that there would be no change in TAP for the 2004-2005 budget year.  Based on our past experience with delays in the approval of the New York State budget, our belief is that the amount owed by TAP at June 30, 2004 will be paid in full by October 30, 2004.

          We expect that our cash generated from operations and cash on hand will be sufficient to satisfy our cash needs for 2004.  Nevertheless, management may decide to incur indebtedness to implement its expansion plans or raise additional equity for acquisitions.

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

•	Interboro Institute’s failure to comply with extensive federal and New York State regulations could have a material adverse impact on its ability to operate and grow.

•	Adverse changes in the rules governing, or the amount or timing of, TAP program disbursements could materially impede Interboro’s ability to operate.

•	Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede Interboro’s ability to operate.

•	An ongoing TAP audit could result in Interboro being required to make material refunds of TAP grants and restate its prior years’ financials.

•	If Interboro has a Title IV audit, it could be required to make material refunds of Pell grants and restate its prior years’ financials.

•

Interboro’s failure to timely and effectively open and operate planned annexes to existing sites, as a result of construction delays or other causes, could adversely affect our business and financial results.

•

If Interboro is unable to obtain additional space within the buildings of its existing sites or for annexes to its existing sites, in addition to the annex space already obtained, Interboro’s same site growth rate could be materially limited.

•

If the New York State Education Department does not give Interboro the requisite approval to open new college sites or to receive extension center status for the Yonkers site, Interboro’s operations and growth could be adversely affected.

•	The seasonality of Interboro’s enrollments and its continuing investment in its aggressive growth is expected to produce significant variations in our results from quarter to quarter.

•	Interboro’s failure to effectively manage its current enrollment or future enrollment growth could materially hurt our business and prospects.

•

If Interboro is unable to compete for the more qualified and seasoned personnel and management that it needs to effectively handle its growth, its operations, regulatory compliance and financial results could be adversely affected.

•

Allegations, even if untrue, that Interboro failed to comply with laws, rules and regulations relating to TAP or Pell, its accreditation by the New York State Education Department or its compliance with securities laws could result in costly and materially adverse litigation.

•

Our share price has recently declined quickly and substantially, has ranged greatly since we went public and may be very volatile in the future as a result of developments affecting public education companies generally or EVCI specifically.

•	The loss of the services of key management personnel of EVCI or Interboro, could have a material adverse affect on our operations and growth.

•	Our business could materially suffer if we divert our resources from operations to making acquisitions or if we make acquisitions that do not meet our expectations.

•	A change in control of EVCI would adversely affect Interboro’s participation in Pell and TAP grants.

•	A change in control of EVCI would cause regulatory and accrediting authorities to return Interboro to a probationary status.

•	Terrorist activity or the threat of it, in the New York City metropolitan area could adversely affect Interboro.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of our common stock by management could have an adverse affect on the market price of our common stock.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for the election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

Item 3.  Controls and Procedures

          (a)          Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b)          No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

          During the second quarter of 2004, we received funds from exercise of warrants to purchase our common stock, all in reliance upon an exemption from registration under the Securities Act of 1933 (the “Act”) as follows:

Description (Date)	No. of Shares	Proceeds

Warrant exercise (April)	20,000	$60,000
Warrant exercise (May)	117,925	250,000

          The shares issued upon exercise of the warrants were issued to accredited investors and, accordingly, were exempt from registration under the Act in reliance upon Regulation D of the SEC.

Item 5.  Other Information

          In August, 2004, we received the final award in the arbitration captioned Bruce R. Kalisch v. Interboro Holdings, Inc. and Educational Video Conferencing, Inc. a/k/a EVCI Career Colleges, Inc. We prevailed in full on the central issue of the arbitration.

          This issue was Mr. Kalisch’s claim that EVCI had made excessive and improper allocations of its overhead to Interboro that resulted in EVCI’s calculation of a lower purchase price for its acquisition of Interboro in January 2000.  Under the Stock Purchase Agreement, Mr. Kalisch is entitled to 50% of Interboro’s earnings, before interest, taxes, depreciation and amortization (“EBITDA”) for the years 2001, 2002 and 2003.  The award concluded that EVCI correctly calculated EBITDA for 2001 and 2002. Because the arbitration and the hearings were commenced before any calculation of 2003 EBITDA was due, the arbitrator ruled that all issues relating to Interboro’s 2003 EBITDA are outside the scope of the arbitration.  Findings and conclusions of the arbitrator include the following:

          “The record clearly shows that Interboro richly benefited from the strategy and work of EVCI’s new management.  .  .  .  [T]here was ample, detailed and credible evidence adduced at the hearing that senior management spent substantial time and energy in turning around the fortunes of Interboro and expanding its campuses to increase enrollment and revenue.  There was no credible evidence to the contrary.”

          “In sum, the full weight of the evidence adduced at the hearing supports the finding that EVCI, with the independent and competent oversight of its auditor GGK, made proper allocations of corporate overhead from EVCI to Interboro during the relevant time period.”

          The issues related to 2003 EBITDA include EVCI’s calculation of 2003 EBITDA and its claim that the EBITDA must be reduced by the amount of any and all TAP disallowances resulting from the ongoing TAP audit.  Mr. Kalisch has objected to this claim as it relates to disallowances relating to 2001, 2002 or 2003. He has also objected to EVCI’s claim that the ongoing TAP audit gives it the right to escrow the unpaid portion of the purchase price pending a completion of the TAP audit and a determination of the amount, if any, by which EBITDA should be reduced.  A reduction in the calculation of EBITDA would reduce the purchase price payable for Interboro to Mr. Kalisch by 50% of the amount of the reduction.

          On a collateral issue the arbitrator also held that EVCI was not entitled to reduce the purchase price by $138,000 for breaches of representation and warranty.

          Until paid, the $2,652,000 of the unpaid purchase price will accrue interest at 9% per annum.

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8]	--	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9]	--	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]	--	2001 Non-Qualified Stock Option Plan.

10.6[10]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[13]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated June 20, 1988, June 1, 1992, and February 1, 1993.

10.10[13]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[9]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[9]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[14]	--	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[14]	--

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[15]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[16]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[17]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[17]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[17]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[18]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[18]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[19]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant, and six funds managed by Wellington Management Company, LLP.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1988, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended June 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002.

[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.

[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[19]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2004

EVCI CAREER COLLEGES HOLDING CORP.

	By:	/s/ Richard Goldenberg

Richard Goldenberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8]	--	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9]	--	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]	--	2001 Non-Qualified Stock Option Plan.

10.6[10]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[13]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated June 20, 1988, June 1, 1992, and February 1, 1993.

10.10[13]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[9]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[9]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[14]	--	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[14]	--

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[15]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[16]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[17]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[17]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[17]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[18]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[18]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[19]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1988, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended June 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2002.

[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.

[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[19]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.