Form 10QSB
period 2004-09-30
EVCI Career Colleges Holding Corp
filed 2004-11-15
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 1-14827

EVCI Career Colleges Holding Corp.
(Exact name of small business as specified in its charter)

Delaware	06-1488212
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701
(Address of principal executive offices)

(914) 623-0700
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,210,612 shares as of November 8, 2004.

Transitional Small Business Issuer Disclosure Format: ☐Yes     ☒ No

Table of Contents

Part I

Financial Information

Item 1. Financial Statements	Page

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
December 31, 2003 (audited)	1

Consolidated Statement of Operations for the three month and nine month
periods ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)	2

Consolidated Statement of Cash Flows for the nine month periods ended
September 30, 2004 (unaudited) and September 30, 2003 (unaudited)	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview	7

Comparison of the three months ended
September 30, 2004 and September 30, 2003	11

Comparison of the nine months ended
September 30, 2004 and September 30, 2003	15

Liquidity and capital resources	18

Forward-looking statements and risk factors	18

Item 3. Controls and Procedures	21

Part II

Other Information

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on form 8-K	23

Signatures	28

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 31, 2003
Assets	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$8,317,423	$2,522,107
Accounts receivable, net of allowance for doubtful accounts of $50,000	15,244,127	2,715,418
Note receivable	22,500	90,000
Prepaid expenses and other current assets	267,577	103,367
Total current assets	23,851,627	5,430,892
Property and equipment, net	3,873,398	1,714,606
Restricted certificates of deposit	32,100	291,352
Goodwill	3,914,624	3,600,522
Deferred income tax benefit, net of valuation allowance	2,000,000	2,000,000
Other assets	561,714	271,956
Total assets	$34,233,463	$13,309,328

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,419,446	$848,177
Accrued purchase price payable for Interboro Institute, Inc	94,283	973,337
Deferred revenue	11,827,491	1,007,621
Notes payable	318,907	480,235
Current portion of capitalized lease obligations	389,081	161,805
Total current liabilities	15,049,208	3,471,175
Accrued purchase price payable for Interboro, net of current portion	-	1,622,227
Capital lease obligations, net of current portion	712,777	236,194
Notes payable	367,962	964,968
Deferred rent	577,290	-
Total liabilities	16,707,237	6,294,564
Stockholders’ equity:
Preferred stock - $.0001 par value: authorized 1,000,000 shares, outstanding 0 shares	-	-
Common stock - $.0001 par value; authorized 20,000,000 shares: issued and outstanding 12,208,645 and 10,862,452 shares, respectively	1,242	1,090
Additional paid-in capital	49,477,787	39,296,760
Accumulated deficit.	(31,952,803)	(32,283,086)
Stockholders’ equity	17,526,226	7,014,764
Total liabilities and stockholders’ equity	$34,233,463	$13,309,328
See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003

Revenue	$6,509,471	$4,475,036	$20,830,887	$14,435,542

Operating expenses:
Cost of revenue	1,833,488	980,600	5,079,077	3,334,796
Selling, general and administrative expenses	6,007,295	3,381,068	15,213,831	9,713,195
Total operating expenses	7,840,783	4,361,668	20,292,908	13,047,991
Income/ (loss) from operations	(1,331,312)	113,368	537,979	1,387,551
Other income (expense):
Interest expense	(34,166)	(33,193)	(150,572)	(94,472)
Interest income	15,944	3,362	47,876	20,405
Pre-tax income/(loss)	(1,349,534)	83,537	435,283	1,313,484
Provision/ (benefit) for income taxes	(170,000)	(4,450)	105,000	120,000
Net income/(loss)	(1,179,534)	79,087	330,283	1,193,484
Accreted value of series B preferred	-	(63,707)	-	(179,382)
Undeclared dividends on preferred series B	-	(203,764)	-	(630,333)
Income/ (loss) available to common stockholders	$(1,179,534)	$(188,384)	$330,283	$383,769

Income/(loss) per common share:
Basic	$(0.10)	$(0.03)	$0.03	$0.06
Diluted	$(0.10)	$(0.03)	$0.03	$0.06

Weighted average of number of shares outstanding:
Basic	12,208,645	7,397,576	11,768,668	6,226,771
Diluted	12,208,645	7,397,576	12,446,452	6,969,582

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$330,283	$1,193,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	633,220	618,958
Non cash compensation expense	213,984	22,050
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,528,709)	(7,030,435)
Increase in prepaid expenses and other current assets	(164,210)	(492,809)
Increase in accounts payable and accrued expenses	1,571,269	567,344
Increase in deferred revenue	10,819,870	3,984,883
Increase in deferred rent	577,290	-
Increase in accrued costs related to discontinued operations	-	(64,956)
Net cash provided by (used in) operating activities	1,452,997	(1,201,481)
Cash flows used in investing activities:
Deposits required	(289,758)	-
Return of restricted certificates of deposit	259,252	-
Investment in restricted certificate of deposit	-	(2,120)
Purchase of property and equipment	(1,726,851)	(380,586)
Repayments on notes receivable	67,500	-
Payment on accrued purchase price of Interboro	(2,815,383)	(305,000)
Net cash used in investing activities	(4,505,240)	(687,706)

Cash flows from financing activities:
Principal payments under capital lease obligations	(361,302)	(78,061)
Principal payments of notes payable	(758,334)	(949,131)
Net proceeds from notes payable	-	1,050,000
Proceeds from issuance of common stock	9,348,841	2,000,000
Proceeds from exercise of warrants and options	618,354	773,071
Dividends paid on Series B preferred	-	(332,522)
Legal fess paid on conversion of preferred stock-Series B	-	(50,000)
Net cash provided by financing activities	8,847,559	2,413,357
Net increase in cash and cash equivalents	5,795,316	524,170
Cash and cash equivalents at beginning of period	2,522,107	2,622,485
Cash and cash equivalents at end of period	$8,317,423	$3,146,655
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$150,572	$89,996
Taxes	$384,801	$144,944
Supplemental schedule of non-cash financing activity:
Capital lease obligations incurred	$1,065,161	$105,328
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

EVCI provides on-campus career college education, presently through its wholly-owned subsidiary, Interboro. Interboro offers degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York. Each of these sites has a new annex that became operational for the fall semester 2004. We acquired Interboro in January 2000.

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

Note 2 - Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic weighted average number of common shares outstanding	12,208,645	7,397,576	11,768,668	6,226,771

Effect of assumed exercise of outstanding options	-	-	425,615	311,377

Effect of assumed exercise of Outstanding warrants	-	-	252,169	431,434

Diluted weighted average number of shares of common stock outstanding	12,208,645	7,397,576	12,446,452	6,969,582
Options and warrants not included above*	1,812,873		416,438	242,100

__________
*Not included because their effect would be anti-dilutive.

Note 3 - Revenue Recognition

We recognize our revenue ratably over the semester in which courses are given and as services are performed. The total deferred revenue at September 30, 2004 was $11,827,491. This deferred revenue will be recorded as revenue in the fourth quarter of 2004.

Note 4 - Income Taxes

We have approximately $24 million of net operating loss carryforwards that we currently can utilize without significant limitation. These net operating losses have resulted in a deferred tax asset of $8.3 million based on an effective tax rate of 34%. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from our net operating losses, we have recorded a $6.3 million valuation allowance, which is reviewed annually at year-end. Future changes in ownership could substantially limit eventual utilization of these net operating loss carryforwards.

Note 5 - Employee Stock Options

During the third quarter 2004, the following options were granted to employees:

No. of Shares	Exercise Price
181,131*	$4.70
213,572	$10.715
100,000	$6.935
______________
* These options require a charge to our earnings of $363,168 for each of 2004, 2005 and 2006 and were approved at our stockholders meeting held July 27, 2004 by a vote that is disclosed in Item 4 of Part II of this report.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Reported net income/ (loss)	$(1,179,534)	$79,087	$330,283	$1,193,484

Add: stock-based employee compensation expense included in recorded net income, net of related tax effects	192,384	-	213,984	-

Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,029,852)	(23,277)	(1,145,148)	(69,832)

Pro forma net income/(loss)	(2,017,002)	55,810	(600,881)	1,123,652

Reported net income/(loss) per common share:
Basic	$(0.10)	$(0.03)	$0.03	$0.06
Diluted	$(0.10)	$(0.03)	$0.03	$0.06

Pro forma net income per common share:
Basic	$(0.17)	$(0.03)	$(0.05)	$0.05
Diluted	$(0.17)	$(0.03)	$(0.05)	$0.05

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

Note 6 - Purchase Price Payable for Interboro

On January 14, 2000, EVCI acquired the outstanding shares of Interboro for $672,500 plus 50% of Interboro’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three years ended December 31, 2001, 2002, and 2003. The $672,500 was also payable out of EBITDA. EVCI has determined that the total purchase price is $3,462,406 inclusive of interest and other costs. Of this total, $2,415,869 has been paid to the former owner of Interboro. A portion of the balance of $1,046,537 plus interest has been escrowed subject to the completion of the TAP audit and the resolution of EVCI’s claim that the purchase price payable for Interboro should be reduced by 50% of any TAP disallowances relating to periods after EVCI acquired Interboro in January 2000.

Note 7 - Stockholders’ Equity

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB, as amended, for the year ended December 31, 2003, and in conjunction with the financial statements and notes thereto for the three and nine month periods ended September 30, 2004 and 2003, included with Item 1 of this report. Numbers have been rounded and may be approximate. References in the discussion to EVCI mean EVCI Career Colleges Holding Corp.

Overview

Third Quarter Developments

•	Interboro’s full-time student enrollments for its fall semester increased to approximately 3,900 in 2004 from approximately 2,300 in 2003, a 70% increase.

•	Interboro leased an additional 4,500 square feet of space for classrooms in Flushing, New York at 136-56 39th Avenue.

•	Interboro leased an additional 4,000 square feet of space for classrooms and administrative offices in the Washington Heights section of Manhattan at 111 Wadsworth Street.

•	Interboro leased an additional 5,400 square feet of space for classrooms and administrative offices in Yonkers, New York at 30 South Broadway.

•	Interboro’s four new annexes (mid-town Manhattan, Flushing, Washington Heights and Yonkers) were ready for use by the beginning of the 2004 fall semester.

•	Interboro received authority from the New York State Board of Regents to grant Associate in Applied Sciences (AAS) degrees for two of its computer technology programs. These are the first AAS degrees Interboro has been authorized to grant. The AAS degree requires a minimum of one-third of the courses to consist of liberal arts. This requirement gives AAS graduates a better chance to be accepted into four-year colleges as transfer students. While not mandated by the Board of Regents, Interboro requires a number of liberal arts courses in each of its Associate in Occupational Studies degree programs in order to enhance the employment and college transfer opportunities of its graduates.

•	Interboro hired a senior compliance officer with substantial experience at schools participating in Title IV programs and TAP to replace a senior compliance officer who retired from full-time employment. Neither the retirement nor replacement was related to the ongoing TAP audit.

•	100% of Interboro’s ophthalmic dispensing students passed the New York State ophthalmic examination.

•	Interboro Institute and its students participated in a talent show, sponsored by the Interboro Foundation, that was a keynote event at a fund raiser held at the Apollo Theatre in the Harlem section of Manhattan. This participation fostered student to student and faculty to student social interaction, increased public awareness of Interboro, enhanced Interboro’s image, enhanced student and faculty esprit de corps and helped increase student enrollment. The Interboro Foundation is a public charity that grants scholarships to needy students, principally those attending Interboro.

•	As disclosed in more detail in Item 4 of Part II of this report, Dr. John J. McGrath and Royce Flippin, Jr. were re-elected directors of EVCI and all other matters proposed by management were approved, at EVCI’s annual stockholders meeting, held July 27, 2004.

•	Interboro was able to continue to operate effectively over one week at the beginning of the fall 2004 semester while its computer systems were inoperable as the result of a virus that could not be stopped initially by existing anti-virus software.

Revenue Recognition

We recognize revenue ratably over each semester on a daily basis over 70 week days (including holidays). Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. The first and last days of Interboro’s three academic semesters usually vary from year to year and do not coincide with the first and last days of our calendar quarters. As a result, increases in its enrollment do not directly relate to increases in our revenue for the first, second or third quarters. However, increases in Interboro’s enrollment for all of the three semesters included in a calendar year directly relate to increases in our revenue for that calendar year.

The discussion in the following paragraph refers to revenue recognized that is attributable to the fall 2004 semester or fall 2003 semester enrollment and, accordingly, does not include revenue deferred from the second to the third quarters.

The fall 2004 semester only had 14 days of revenue recognition in the third quarter 2004, in significant part, due to a one week delay caused by the congestion from the Republican National Convention in mid-town Manhattan. In contrast, the fall 2003 semester started earlier than usual, at all sites except Yonkers, and had 23 days of revenue recognition (0 days for Yonkers) in the third quarter 2003. Deferred revenue at September 30, 2004 includes $1,080,000 of revenue attributable to the five days caused by the one week delay in the start of the 2004 semester, while the costs relating to the revenue attributable to the one week delay were expensed in the third quarter 2004. Furthermore, the substantial additional investment Interboro has made in its growth has significantly increased expenses for the third quarter 2004 and, therefore, the resulting loss for the quarter.

Marketing

Marketing costs are expensed as incurred. However, most of the revenue attributable to new enrollments that result from marketing is not realized until after the start of the semester in which the new enrollees first attend Interboro. A portion of marketing costs result in enrollments in later semesters. The following table indicates each period when marketing costs are incurred and the semester enrollments to which they mostly relate:

Period	Semester
June-September	Fall
October-January	Spring
February-May	Summer

        Focus

Interboro‘s aggressive growth requires senior management personnel and other resources to ensure that the quality of Interboro’s academic and administrative operations continues to improve. Accordingly, Interboro has hired more qualified and seasoned personnel, is continuing to improve the operating efficiencies of its existing communications systems and is continuing to add new integrated systems. Interboro personnel are working to improve retention rates further by being more selective in admitting new students and providing intensive remedial instruction for students needing it. Furthermore, Interboro is seeking to enhance its reputation by obtaining additional regulatory academic approvals and additional college accreditation. While we expect that Interboro’s rate of growth will continue to exceed industry averages in 2005, Interboro plans to continue to increase its focus on improving its academic operations, administrative operations and operating efficiencies as well as its retention and graduation rates. We are always mindful of the increasing level of scrutiny we are subject to as we continue to grow aggressively.

TAP Audit

In their attempt to conclude the routine TAP audit expeditiously, the TAP auditors and Interboro personnel are continuing to cooperate fully with one another. We believe the audit will be concluded before our year end results are publicly released. Our strong desire is to conclude the audit as soon as possible because we believe that EVCI’s stock price and volume of trading in its common stock has been adversely affected by the uncertainty regarding the outcome of the TAP audit.

Pell and TAP funds received by Interboro are grants, not loans. Interboro does not participate in any external loan program because it wants to avoid potential problems associated with Title IV lending requirements. With respect to its participation in Pell and TAP grant programs, management continues to believe that any failures to comply strictly with applicable regulations are solely the result of human error.

Enrollment Capacity

Interboro has added a new annex to each of its four college sites (Manhattan, Flushing, Washington Heights and Yonkers), which became operational in the fall 2004 semester. These four new annexes bring Interboro’s current student enrollment capacity to approximately 5,000 students each semester. Management is attempting to secure additional space that could increase Interboro’s enrollment capacity for the 2005 spring semester and again for the 2005 fall semester.

Seasonality

Interboro’s revenue varies as a result of changes in the level of its enrollments of new and continuing students. Most colleges and universities, that admit students more than once an academic year, traditionally experience a greater seasonal increase in enrollments for the fall semester over the spring semester in an academic year (summer, fall and spring semesters). Since we acquired Interboro, spring semester enrollment has been greater than the immediately preceding fall semester’s enrollment. Due to our expansion and progress in increasing retention of Interboro students, we are experiencing record enrollment for each succeeding fall, spring and summer semester as compared to the same semester of the preceding academic year. As in most colleges and universities with summer semesters, enrollment during the summer semester is traditionally significantly lower than the remainder of the same academic year. As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

Comparison of three months ended September 30, 2004 to three months ended September 30, 2003.

  The following table summarizes our operating results as a percentage of our revenue for the third quarters of 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Revenue	100.0	100.0

Cost of revenue	28.2	21.9
Selling, general and administrative expenses	92.3	75.5
Total operating expenses	120.5	97.4
Net income/(loss)	(18.1)	1.8
Net loss available to common stockholders	(18.1)	(4.1)

Revenue for the third quarter 2004 increased 45%, or $2,034,000, to $6,509,000 from $4,475,000, for the third quarter 2003. Net of an $86,000 decrease in revenue at EVCI, each of Interboro’s sites contributed to the revenue increase: Manhattan $1,087,000, Flushing $166,000, Washington Heights $465,000 and Yonkers $402,000. Interboro’s full-time student enrollment for its 2004 fall semester rose by 70% to 3,900 students from 2,300 for its 2003 fall semester. However, revenue recognized in the third quarter of 2004 from this fall enrollment was limited to 20% of the total revenue attributable to the 2004 fall semester enrollments. We would have been able to recognize revenue of an additional $1,080,000 if the start of the 2004 fall semester had not been delayed by a week. The $11,827,000 of deferred revenue at September 30, 2004 will be recognized in the next quarter.

The 2004 third quarter’s revenue was positively affected by tuition increases, commencing with the fall 2004 semester, from $3,900 to $4,100 per semester for all programs except ophthalmic dispensing, and from $4,100 to $4,300 for ophthalmic dispensing.

Interboro granted partial scholarships totaling approximately $375,000 in the third quarter 2004 to continuing students in good academic standing and to certain new students. These students would not otherwise have been able to attend Interboro. The effect of the scholarships is to reduce third quarter revenue by $75,000 and fourth quarter revenue by $300,000. The scholarships averaged $600. Accordingly, they permitted Interboro to further improve its retention rates and receive the maximum TAP and Pell grants to which these individual students are entitled.

Cost of revenue increased by 87% or $852,000, to $1,833,000, in the third quarter 2004 from $981,000 for the third quarter 2003. Most all of the increase is attributable to the addition, from September 30, 2003 to September 30, 2004, of additional Interboro management and other personnel whose salaries are included in cost of revenue. By job description, the number of these personnel were:

	2004
	September 30	June 30	September 30, 2003
Adjunct instructors	165	99	74
Full-time instructors	48	46	30
Part-time tutors	47	24	14
Admissions staff	35	22	12
Deans and staff	10	10	8
Librarians	10	5	6
Total	315	206	144

Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase retention and graduation rates. Interboro plans to significantly increase its full-time instructors for the 2005 spring semester.

As a result of personnel and salary increases made to support our growth, salaries made up 93% of the cost of revenue in the third quarters of 2004 and 2003. Interboro’s decision to compete for more seasoned and qualified personnel required that salary levels be increased for these new hires. As a percentage of total revenue, our cost of revenue margin improved in the third quarter 2004, as compared to the second quarter 2004, by declining to 28.2% from 30.4%. If the start of the 2004 fall semester had not been delayed by a week, our 2004 third quarter cost of revenue margin would have been 24.2%.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the third quarters of 2004 and 2003:

	Three months ended September 30,
	2004	2003
Salaries and benefits	44.3	35.0
Marketing	16.8	12.2
Depreciation	4.0	4.5
Other expenses	21.3	19.8
Non cash compensation	2.9	0.5
Professional fees	3.0	3.5
Total	92.3	75.5

Selling, general and administrative expenses would have been 79.5% of total revenue for the 2004 third quarter total revenue, if the start of the 2004 fall semester had not been delayed by a week.

As a result of personnel and salary increases made to support our significant growth, salaries and benefits increased by 84%, or $1,313,000, to $2,880,000, for the third quarter 2004 from $1,567,000 for the third quarter 2003. All employee costs that are not included in cost of revenue are included in this category, including benefit costs for all of our employees. Substantially all of the increase in these costs is attributable to the addition, from September 30, 2003 to September 30, 2004, of personnel whose salaries and benefits are included in selling, general and administrative expenses. This is an addition to the salaries of the personnel that are included in cost of revenue.

By job category, the number of Interboro’s personnel included in selling, general and administrative expenses was:

	2004
	September 30	June 30	September 30, 2003
Student support services	84	68	40
Financial aid	23	20	18
Technology	22	20	20
Administrative assistant	18	13	4
Maintenance	15	12	9
Accounting	14	14	11
Admissions and placement	13	13	6
Registrar	12	12	9
Administrative officers	9	8	7
Site director	3	3	3
Security	2*	24	13
Total	215	207	140
______________
        * Starting September 24, 2004, Interboro began outsourcing its security force.

A significant contribution to the increase in salaries and benefits resulted from hiring personnel needed to support the substantial increase in the 2004 summer and fall semester enrollment activities as compared to 2003. It also resulted from increases in salary levels that were made to attract and retain more seasoned and qualified personnel. As a percentage of selling, general and administrative expenses, salaries and benefits is expected to decline in the fourth quarter 2004.

Marketing costs increased by $547,000 to $1,093,000 for the third quarter 2004 from $546,000 for the third quarter 2003. These costs are mostly for newspaper and subway advertising and telemarketing. We also market using direct mail and promotional items. As a percentage of our total revenue, our marketing costs increased in the third quarter 2004 as compared to the third quarter 2003 because of the difference in the number of days of revenue recognition attributable to the 2004 and 2003 fall semesters.

Professional fees and consulting fees increased by $36,000 to $194,000 for the third quarter 2004, from $158,000 for the third quarter 2003. This is primarily due to the additional costs attributable to the arbitration with the previous shareholder of Interboro and accounting services. This increase was partially offset by a decrease in our reliance upon outside corporate and securities counsel since EVCI’s general counsel joined us on January 1, 2004.

Non cash compensation increased to $192,000 for the third quarter 2004 from $22,000 for the third quarter 2003 This primarily results from $183,000 of expense related to option grants to three of our executive officers to purchase 181,131 shares of EVCI’s common stock at $4.70 per share that vest as to one-third of the shares on November 11, 2004, 2005 and 2006. These options were approved at our stockholders meeting held July 27, 2004 by a vote that is disclosed in Item 4 of Part II of this report.

Depreciation and amortization increased by $59,000 to $260,000 for the third quarter 2004 from $201,000 for the third quarter 2003. The increase is primarily due to our investment in property and equipment of $2,800,000, since January 1, 2004, to support our growth, including $1,023,000 in the third quarter 2004. However, the increase was offset by reductions in our amortization expense resulting from lease extensions that lengthened the period of time over which our leasehold improvements are being amortized.

As a result of our growth, other expenses increased by $502,000, or 57%, to $1,388,000 for third quarter 2004 from $886,000 for third quarter 2003. More than 84% of these other expenses consisted of the following:

	Three months ended September 30,
	2004	2003
Rent and utilities	$ 661,000	$ 419,000
Insurance	108,000	53,000
Equipment rental expense	42,000	63,000
Telephone and internet	142,000	71,000
Supplies	94,000	47,000
Travel and entertainment	42,000	42,000
Investor relations	44,000	58,000
Sales and miscellaneous taxes	35,000	2,000
	$1,168,000	$755,000

Net loss available to common stockholders increased by $992,000 to $1,180,000 for the third quarter 2004 from $188,000 for the same quarter 2003. Our net loss available to common stockholders for the third quarter 2004 would have been $262,000 if the start of the fall 2004 semester had not been delayed by a week and we had been able to record additional revenue of $1,080,000.

This adjusted net loss was calculated by us as follows:

Net loss available to common stockholders	$ (1,180,000)
Additional revenue	1,080,000
Assumed tax on additional revenue	(162,000)
$(262,000)

Our net loss for the third quarter 2003 was increased by $267,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends. These charges related to our previously outstanding Series B preferred stock and, accordingly, will not recur.

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003.

The following table summarizes our operating results as a percentage of our revenue for the nine months ended September 2004 and the nine months ended September 2003.

	Nine months ended September 30,
	2004	2003
Revenue	100.0	100.0

Cost of revenue	24.4	23.1
Selling, general and administrative expenses	73.0	67.3
Total operating expenses	97.4	90.4
Net income	1.6	8.3
Net income available to common stockholders	1.6	2.7

Revenue for the first nine months of 2004 increased 44%, or $6,395,000, to $20,831,000 from $14,436,000 for the first nine months of 2003. Net of a $181,000 decrease in revenue at EVCI, each of Interboro’s sites contributed to the revenue increase: Manhattan $3,957,000, Flushing $508,000, Washington Heights $1,224,000 and Yonkers $887,000. Interboro’s full-time enrollment for the 2004 spring, summer and fall semesters increased by 69% to 8,700 students from 5,180 in 2003. However, revenue recognized for the first nine months of 2004 was limited to 64% of the total revenue attributable to the 2004 enrollments. The balance of the $11,827,000 of deferred revenue at September 30, 2004, will be recognized in the fourth quarter. Revenue for the first nine months of 2004 would have been $1,080,000 greater if the start of the 2004 fall semester had not been delayed by a week.

Interboro granted partial scholarships totaling $1,050,000 in the first nine months of 2004 primarily to continuing students in good academic standing and to certain new students. These students would not otherwise have been able to attend Interboro. The effect of the scholarships is to reduce 2004 first nine months revenue by $750,000 and fourth quarter revenue by $300,000. The scholarships averaged $ 610. Accordingly, they permitted Interboro to improve its retention rates and to receive the maximum TAP and Pell grants to which these individual students are entitled.

Cost of revenue increased by $1,744,000 to $5,079,000 for the first nine months of 2004 from $3,335,000 for the nine months of 2003. Most of the increase is attributable to the addition, from September 30, 2003 to September 30, 2004, of personnel whose salaries are included in cost of revenue. As a result of personnel and salary increases made to support our actual and anticipated growth, salaries made up 93% of the cost of revenue for the nine months ended September 30, 2004 versus 90% for the nine months ended September 30, 2003. If the start of the 2004 fall semester had not been delayed by a week, our cost of revenue margin for the first nine months of 2004 would have been 23.2%.

By job description, the number of these personnel was:

	2004
	September 30	January 1	September 30, 2003
Adjunct instructors	165	76	74
Full-time instructors	48	32	30
Part-time tutors	47	24	14
Admissions staff	35	16	12
Deans and staff	10	8	8
Librarians	10	6	6
Total	315	162	144

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Salaries and benefits	36.9	30.6
Marketing	11.7	10.0
Depreciation	3.0	4.2
Other expenses	17.9	18.4
Non cash compensation expense	1.0	0.2
Professional fees	2.5	3.9
Total	73.0	67.3

Mostly as a result of personnel and salary increases made to support our growth, salaries and benefits increased by 74%, or $3,272,000, to $7,686,000 for the nine months ended September 30, 2004 from $4,414,000 for the nine months ended September 2003. This is in addition to the salaries of the personnel that are included in cost of revenue.

         By job category, the number of Interboro’s personnel included in selling, general and administrative expenses was:

	2004
	September 30	January 1	September 30, 2003
Student support services	84	29	40
Financial aid	23	16	18
Technology	22	16	20
Administrative assistant	18	10	4
Maintenance	15	10	9
Accounting	14	11	11
Admissions and placement	13	12	6
Registrar	12	9	9
Administrative officers	9	7	7
Site director	3	3	3
Security	2*	13	13
Total	215	136	140

_______________
      * Starting September 24, 2004, Interboro began outsourcing its security force.

Marketing costs increased by $986,000, or 68%, to $2,428,000 for the nine months ended September 2004 from $1,442,000 for the nine months ended September 2003. These costs are mostly for newspaper and subway advertising and telemarketing. We also market using direct mail and promotional items.

Professional fees and consulting fees decreased by $38,000 to $522,000 for the nine months ended September 30, 2004 from $560,000 for the nine months ended September 2003 due primarily to a decrease in reliance upon outside corporate and securities counsel since EVCI’s general counsel joined us on January 1, 2004. This decrease was partially offset by costs attributable to the arbitration with the prior shareholder of Interboro and additional accounting costs.

Depreciation and amortization increased by $14,000 to $633,000 for the nine months ended September 30, 2004 from $619,000 for nine months ended September 30, 2003. The increase is primarily due to our investment in property and equipment of $2,800,000, since January 1, 2004, to support our growth. However, the increase was offset by reductions in our amortization expense resulting from lease extensions that lengthened the period of time over which our leasehold improvements are being amortized.

As a result of our growth, other expenses increased by $1,075,000, or 40% to $3,731,000 for nine months ended September 30, 2004 from $2,656,000 for nine months ended September 30, 2003. More than 85% of these other expenses consisted of the following:

	Nine months ended September 30,
	2004	2003
Rent and utilities	$ 1,698,000	$ 1,223,000
Insurance	318,000	321,000
Equipment rental expense	137,000	162,000
Telephone and internet	424,000	193,000
Supplies	270,000	155,000
Travel and entertainment	195,000	108,000
Investor relations	104,000	92,000
Sales and miscellaneous taxes	110,000	27,000
	$3,256,000	$2,281,000

Net income available to common stockholders decreased by $54,000 to $330,000, for the nine months ended September 30, 2004 compared to $384,000 for the nine months ended September 30, 2003. Our net income available to common stockholders would have been $1,248,000 for the first nine months of 2004 if the start of the fall 2004 semester had not been delayed by a week and we had been able to record additional revenue of $1,080,000.

This adjusted net income was calculated by us as follows:

Net income available to common stockholders	$330,000
Additional revenue	1,080,000
Assumed tax on additional revenue	(162,000)
$1,248,000

Our net income for the first nine months of 2003 was reduced by $809,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends. These charges related to our previously outstanding Series B preferred stock and, accordingly, did not recur.

Liquidity and capital resources

Our sources and uses of funds during the third quarter 2004 and our cash balances on January 1, and September 30, 2004 are summarized below:

Sources:
Cash collections from operations	$22,459,000
Return of restricted cash	259,000
Net proceeds from private placement	9,349,000
Proceeds from exercises of options and warrants	618,000
Proceeds of note receivable	67,000
$32,752,000
Uses:
Payment of operating expenses	21,320,000
Deposits required	290,000
Payment of notes payable	758,000
Payment of principle of capital leases	361,000
Purchase of property and equipment	1,727,000
Payment of purchase price for Interboro	2,501,000
26,957,000
Net increase in cash	5,795,000
Cash on hand January 1, 2004	2,522,000
Cash on hand September 30, 2004	$8,317,000

Of our $15,244,000 of accounts receivable at September 30, 2004, we collected $7,900,000 by November 10, 2004. We expect to collect at least 75% of the balance of $7,344,000 by December 31, 2004 and most of the remainder by February 28, 2005.

Our cash generated from operations and cash on hand will be sufficient to satisfy our cash needs for 2004. Nevertheless, management may decide to incur indebtedness or raise additional equity for expansion internally or by acquisitions.

Forward-looking statements and risk factors

Statements and financial discussion and analysis by our management contained in this 10-QSB that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risk and uncertainties, including the risk factors discussed briefly below. Those risk factors supplement or modify the more detailed risk factors included in our Form 10-KSB for the year ended December 31, 2003. If any of those or other risks actually occur, or if our assumptions are incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

•	Interboro Institute’s failure to comply with extensive federal and New York State regulations could have a material adverse impact on its ability to operate and grow.

•	Adverse changes in the rules governing, or the amount or timing of, TAP program disbursements could materially impede Interboro’s ability to operate.

•	Adverse changes in the rules governing, or the amount or timing of, Title IV program disbursements could materially impede Interboro’s ability to operate.

•	An ongoing TAP audit could result in Interboro being required to make material refunds of TAP grants and EVCI being required to reduce its net income available to common stockholders by the full amount of such disallowances.

•	If Interboro has a Title IV audit (program review), it could be required to make material refunds of Pell grants and EVCI could be required to reduce its current net income available to common stockholders by the full amount of such disallowances.

•	Because it is becoming increasingly difficult to obtain additional space within the buildings of Interboro’s existing sites or for additional annexes to its existing sites, Interboro’s same site growth rate could be materially limited.

•	If the New York State Education Department does not give Interboro the requisite approval to open new college sites or to receive extension center status for its Yonkers site, Interboro’s operations and growth could be adversely affected.

•	If Interboro is not able to continue to improve its retention and graduation rates, the New York State Education Department may seek to limit its operations and growth.

•	If regulators were to limit Interboro’s enrollment growth, Interboro’s rate of growth could be materially and adversely affected.

•	Interboro’s failure to effectively manage its aggressive enrollment growth could materially hurt our business and prospects.

•	Interboro will not be able to continue to operate if the New York State Board of Regents does not renew Interboro’s accreditation in 2008 and Interboro is unable to obtain accreditation from another accrediting agency before then that is acceptable to the U.S. and New York State Departments of Education.

•	Our share price has fluctuated greatly since we went public and may be very volatile in the future as a result of developments affecting public education companies generally or EVCI specifically.

•	Our share price may be adversely affected if Interboro’s aggressive enrollment growth rate decreases, even though enrollments continue to grow faster than industry averages.

•	If regulators were to stop allowing students without a high school diploma to qualify for college admissions by passing a federal ability to benefit test, or if they placed material limitations on the number of ability to benefit students that could attend a college, Interboro’s operations and growth would be materially and adversely affected.

•	If the maximum Title IV and TAP grants do not increase over time, our margins, and eventually our ability to operate without participating in Title IV loan programs, could be adversely affected.

•	Our aggressive growth has attracted significant attention that could result in higher regulatory scrutiny and media coverage that could have an adverse affect on us and our stock price.

•	If Interboro is unable to compete effectively for the more qualified and seasoned management and personnel that it needs to competently handle its growth, Interboro’s operations, regulatory compliance and financial results could be adversely affected.

•	Allegations, even if untrue, that Interboro failed to comply with laws, rules and regulations relating to TAP or Title IV, its accreditation by the New York State Board of Regents or its compliance with securities laws could result in costly and materially adverse litigation.

•	The seasonality of Interboro’s enrollments and its continuing investment in its aggressive growth is expected to produce significant variations in our results from quarter to quarter.

•	The loss of the services of key management personnel of EVCI or Interboro, could have a material adverse affect on our operations and growth.

•	Our business could materially suffer if we improperly balance or divert resources from operations to making acquisitions or if we make acquisitions that do not meet our expectations.

•	If the operation of Interboro’s computer systems is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired until an anti-virus is found.

•	A change in control of EVCI would adversely affect Interboro’s participation in Title IV and TAP grants.

•	A change in control of EVCI would cause regulatory and accrediting authorities to return Interboro to a probationary status.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	Terrorist activity, or the threat of it, in the New York City metropolitan area could adversely affect Interboro.

•	Actual or potential future sales of our common stock by senior management could have an adverse affect on the market price of our common stock.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for the election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At EVCI’s annual meeting held on July 27, 2004, the stockholders voted as follows:

1.  For the election of class 2 directors to hold office until the 2007 annual meeting, the voting for each nominee was:

Name	Votes For	Votes Withheld
Dr. John J. McGrath	10,904,987	83,216
Royce N. Flippin, Jr.	10,973,638	14,565

2.  For an amendment to EVCI’s Certificate of Incorporation to change its name to EVCI Career Colleges Holding Corp.:

Votes For	Votes Against	Abstained
10,964,209	14,019	9,975

3.	For the approval for EVCI’s 2004 Incentive Stock Plan:

Votes For	Votes Against	Abstained
6,943,225	1,099,422	20,988

4.   For the approval of option grants to Dr. Arol I. Buntzman, EVCI’s Chairman, Dr. John J. McGrath, EVCI’s Chief Executive Officer and President, and Richard Goldenberg, EVCI’s
Chief  Financial Officer:

Votes For	Votes Against	Abstained
7,364,210	686,670	12,755

5.   For ratifying the appointment of Goldstein Golub Kessler LLP as EVCI’s independent auditors for the 2004 fiscal year:

Votes For	Votes Against	Abstained
10,971,133	11,640	5,430

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit No.*	Description of Exhibit

3.1[1] -	Certificate of Incorporation of the Registrant.

3.2[1] -	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] -	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] -	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10] -	Amended and Restated By-Laws of the Registrant.

3.6[5] -	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17] -	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] -	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5] -	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10** -	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2] -	Form of Common Stock certificate.

4.3[4] -	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] -	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] -	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8] -	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9] -	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15] -	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18] -	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10] -	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10] -	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10] -	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11] -	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12] -	2001 Non-Qualified Stock Option Plan.

10.6[10] -	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] -	Form of Indemnification Agreement.

10.8[4] -	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[13] -	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[13] -	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[9] -	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[9] -	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[14] -	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[14] -
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[15] -	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[16] -	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[17] -	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[17] -	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[17] -	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17] -	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[18] -	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[18] -	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[19] -	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant, and six funds managed by Wellington Management Company, LLP.

10.24[20] -	2004 Amended and Restated Incentive Stock Plan

10.25** -	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26** -	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

31.1** -	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** -	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

______________________
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2002.

[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[19]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

[20]	Incorporated by reference to the Registrant’s Form 8-K dated September 17, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: November 12, 2004	By:	/s/ Richard Goldenberg
Richard Goldenberg Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.*	Description of Exhibit

3.1[1] -	Certificate of Incorporation of the Registrant.

3.2[1] -	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] -	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] -	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10] -	Amended and Restated By-Laws of the Registrant.

3.6[5] -	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17] -	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] -	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5] -	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10** -	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2] -	Form of Common Stock certificate.

4.3[4] -	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] -	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] -	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8] -	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9] --	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15] -	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18] -	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10] -	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10] -	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10] -	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11] -	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12] -	2001 Non-Qualified Stock Option Plan.

10.6[10] -	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] -	Form of Indemnification Agreement.

10.8[4] -	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[13] -	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[13] -	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[9] -	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[9] -	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[14] -	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[14] -
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[15] -	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[16] -	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[17] -	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[17] -	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[17] -	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17] -	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[18] -	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[18] -	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[19] -	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[20] -	2004 Amended and Restated Incentive Stock Plan

10.25** -	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26** -	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

31.1** -	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** -	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_______________________
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2002.

[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[19]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

[20]	Incorporated by reference to the Registrant’s Form 8-K dated September 17, 2004.

