Form 10KSB
period 2004-12-31
EVCI Career Colleges Holding Corp
filed 2005-03-23
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐ Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number 1-14827

EVCI Career Colleges Holding Corp.

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
common stock,
$.0001 par value per share
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

The issuer's total revenues for its most recent fiscal year were $33,069,973.

As of March 10, 2005, the aggregate market value of the issuer’s common equity held by non-affiliates was $87,555,843 based on the closing price of $7.12 for its common stock on The NASDAQ Small Cap Market on March 10, 2005. As of March 10, 2005, 12,429,603 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2005 annual meeting of stockholders is incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Formats (check one): Yes ☐  No ☒

EVCI CAREER COLLEGES HOLDING CORP.

Form 10-KSB

Year Ended December 31, 2004

TABLE OF CONTENTS

PART I

PART I

Item 1.  Description of Business.

General

EVCI provides on-campus career college education, presently through its wholly-owned subsidiary, Interboro Institute, Inc. Interboro offers degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York. Each of Interboro’s four locations has a new annex that became operational for the fall semester 2004. We acquired Interboro in January 2000.

About EVCI

EVCI was organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. In February 2004, we relocated our principal executive offices to 1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701. In August 2004, we changed our name to EVCI Career Colleges Holding Corp. Our new telephone number is (914) 623-0700. Our code of ethics is available on our Internet website at www.evcinc.com. Click on “About Us” and then on “Our Business Conduct Policies.”

EVCI’s significant 2004 accomplishments include:

•	increasing total revenue to $33.1 million, up 63% from $20.2 million in 2003.

•	having net income available to common stockholders of $6.3 million and diluted earnings per share of $0.50.

•
having income from operations of $4.6 million and diluted operating income per share of $0.37 (which is determined by dividing operating income by the diluted weighted average number of shares for 2004).

•	increasing total assets by $18 million to $31.3 million (while total liabilities only increased by $1.1 million).

•	increasing our current ratio from 1.6:1 to 2.9:1.

•	raising additional equity capital, after expenses, of $10.2 million from the sale of common stock to institutional investors for $9.3 million and the exercise of warrants and options for $0.9 million.

•	increasing our stockholders’ equity by $16.9 million to $23.9 million.

•	increasing our stock price from an opening price of $5.39 on January 2, 2004 to a closing price of $9.60 on December 31, 2004.

•	prevailing on the central issue of the arbitration with the former owner of Interboro.

•
ceasing to be a small business issuer for filings beginning with our 2005 first quarter 10-Q as a result of having a public float of more than $25 million as of December 31, 2003 and 2004. Our public float is the aggregate market value of our common stock held by non-affiliates.

•	hiring Joseph D. Alperin, Esq. as its general counsel and vice president for corporate affairs.

Interboro’s significant 2004 accomplishments are discussed below under the caption “Operations-2004 developments.”

Demand for Career College Education

Target market

The postsecondary education market is vast and growing. According to U.S. Statistical Abstracts, this market was more than a $290 billion industry in 2002 and was increasing at $3 - $4 billion per year. People are seeking college degrees because the salary gap continues to widen between those who have and do not have a college degree.

While Interboro is part of this national market, it has chosen to concentrate on a specific niche in which it faces little direct competition. Interboro serves students in the New York metropolitan area that come from economically disadvantaged backgrounds, most of whom do not have a high school diploma or a general equivalency diploma (GED), and thus have few educational opportunities available to them. However, they can evidence their ability to perform college level work and be accepted to Interboro by passing a federal “ability to benefit examination”. This allows them to be admitted to college and to qualify for federal and state grants which, for many students, can cover the cost of Interboro’s tuition.

Approximately 45% to 50% of the students that start in the New York City public school system do not graduate with a high school diploma. In addition, there is a large and growing market of legal immigrants lacking an American high school education or GED who may qualify for admission to Interboro.

Availability of tuition grants and loans

Federal and state financial aid programs are available to pay for Interboro’s tuition costs. These are almost exclusively in the form of grants and/or subsidized and unsubsidized loans.

Almost all of Interboro’s students fund their tuition through federal Pell grants, pursuant to Title IV of the Higher Education Act, and New York State Tuition Assistance Program (TAP) grants. In addition, Interboro participates in the federal College Work Study program, which allows a limited number of students to receive additional aid by working in college. Interboro also participates in the federal Supplemental Education Opportunity Grant program, which provides some Interboro students additional money to meet college costs. Interboro allows some of its students to pay over time the portion, if any, of their tuition, that is not covered by Pell, TAP or other grants. However, Interboro has chosen not to participate in any federal Title IV loan programs that would subject it to liability or scrutiny as a result of defaults by its students.

  The rising cost of public and private colleges and universities

We believe tuition costs will continue to rise at both public and private colleges faster than the rate of inflation. At Interboro, tuition is $4,100 per semester for most programs of study and $4,200 for the Ophthalmic Dispensing program, which is lower than most all private colleges and universities and currently can be funded through full TAP and Pell grants at their current levels by satisfying eligibility requirements. This gives eligible students, who otherwise could not afford a college education, the opportunity to obtain an Associate Degree without obtaining Title IV college loans.

Our Operating Strategy

Key components of our operating strategy follow:

Focus on career based academic curricula with transfer options

Interboro offers educational programs principally in the following career related areas of academic study:

•	business administration: accounting and management

•	paralegal studies

•	computer technology: networking

•	ophthalmic dispensing

•	office technologies: medical office assistant and executive assistant

•	security services and management

We see a growing demand by employers for individuals possessing career-oriented skills, in the degree majors and academic concentrations offered by Interboro. We believe Interboro’s experience and expertise in career oriented college education enables it to more effectively tailor its marketing plans and to differentiate Interboro from most of its competitors.

Interboro’s curriculum design prepares students who want to transfer to colleges that grant bachelor degrees. A number of bachelor degree colleges have entered into formal articulation agreements with Interboro under which they will accept its full degree or academic credits that translate to their curriculum in approved bachelor degree programs. Many more colleges accept the academic credits of Interboro transfer students without formal articulation agreements.

Provide a quality and caring educational experience

Most of Interboro’s faculty members teaching career-based courses have direct work experience in the areas they teach. Interboro’s full-time faculty is particularly effective in providing any necessary remedial education. Typically, full-time faculty members are hired after they have proven their effectiveness as adjunct instructors at Interboro.

Most students who start at Interboro do not have high school diplomas or a GED. They also face the daily challenges endemic to those who are economically disadvantaged. Interboro requires its faculty to recognize and be sensitive to the special needs of its students. They are asked by us to educate the whole person. Interboro believes its faculty is particularly adept at working with students, and gaining their confidence and trust to assist them in the remediation and developmental process necessary for them to succeed academically at Interboro.

Interboro faculty, administration and staff work to establish professional, yet personal, relationships with students. Interboro strives to set realistic goals for its students while maintaining our academic integrity. Students generally receive a telephone call from a faculty member or an academic advisor if they miss class. Professors and advisors work with students to meet particular academic needs. Interboro offers a variety of support programs including intensive tutoring, mentoring and internship programs. Its staff refers students to outside day care agencies and social service agencies in order to help students meet personal challenges and stay in college.

Improve student retention

Improving student retention is essential to the continuing success of Interboro and is one of Interboro’s greatest challenges and opportunities. The retention process starts from the initial enrollment and continues through graduation. As is true throughout the country for disadvantaged students, a large number of Interboro’s students do not finish their degree programs for personal, financial or academic reasons. Interboro recognizes that its ability to retain students until graduation is an important indicator of its success and that modest improvements in retention rates can result in meaningful increases in revenue and profitability.

Interboro has increased its retention and graduation rates since EVCI acquired Interboro in January 2000 from less than 10% to approximately 20%. Interboro has hired full-time remediation and developmental specialists whose sole job is to work, in and outside the classroom, with students, faculty and tutors in order to provide students with the skill sets required for them to succeed in college. Notwithstanding the extra expense of intense tutoring intervention, it generally has been more cost-effective for Interboro to retain students than to recruit new students. Interboro has submitted to the New York State Education Department (NYSED) a plan to assure a graduation rate of 25% before Interboro’s accreditation expires on September 30, 2008.

Improved retention and graduation rates continue to be a top priority at Interboro. It considers student retention the responsibility of the entire college personnel.

Maintain academic integrity and create cutting edge programs

Interboro strives to meet the changing needs of its students and their potential employers. Interboro regularly evaluates its academic programs, considers revisions to existing courses and programs and develops new curricula and tests based upon its evaluations. In addition, Interboro creates flexible schedules to accommodate the needs of its students.

Our Growth Strategy

2005 enrollments

We expect to grow Interboro’s enrollments in 2005 at a rate that is consistent with its historical compounded annual growth rate of enrollments that has averaged approximately 40% per year since we acquired Interboro in 2000. At this rate, Interboro will continue to significantly exceed industry averages for enrollment growth at proprietary colleges owned by public companies. In order to meet Interboro’s 2005 growth target, it will need to increase capacity by the fall 2005 semester.

Existing sites

Interboro is aggressively seeking space to relocate and consolidate its Manhattan main campus and Washington Heights extension center into larger more efficient facilities. It is also seeking to relocate and expand its annex at its Flushing extension center. Annexes are located within close walking distance to the existing site.

New sites

With the NYSED’s approval, Interboro will, in the future, open new college sites in communities with economically disadvantaged populations that recognize the need for Interboro programs. We believe that convenience is a strong factor considered by students when selecting a college. Besides increasing enrollment capacity, new sites allow Interboro to more effectively leverage its infrastructure and its investment in curricula. They also increase its name recognition and reputation in New York State. In 2005, Interboro does not plan to open a new college site, as distinguished from an annex.

Acquisitions

With the substantial improvements in our financial condition and operating results, acquisitions again became an integral part of our growth strategy. We look to acquire fully operational, or licenses to operate, for-profit, career-oriented colleges. We seek fully operational colleges that have sound management, functional operations and quality educational programs. We seek colleges that will benefit from our management experience and operating strengths and will allow us to increase their enrollment, revenue and profitability. Our first priority is to acquire fully operational colleges that can serve the same target market as Interboro serves.

In January, 2005, we acquired Information Computer Systems, Inc. for $670,000. We then changed its name to Pennsylvania School of Business. PSB is located in the outskirts of Allentown, Pennsylvania. It is authorized to offer two Associate in Specialized Business degree programs and two diploma programs in information technology as well as three business diploma programs that were recently authorized: Business Administration, Office Administration and Medical Information Technology. Pending a planned relocation to downtown Allentown, PSB is conducting limited operations. PSB plans to recommence full operations on or before January 2006. As permitted by the Pennsylvania State Education Department, after six months of teaching the three business diploma programs, we plan to seek authorization to award the Associate in Special Business Degree for those programs.

PSB will not be operated using the identical model as Interboro because Pennsylvania state grants are only available to students who have a high school diploma or GED. Accordingly, PSB will be targeting students from high schools and organizations that provide training for a GED. Nevertheless, we believe PSB can benefit significantly from Interboro’s experience and strengths.

Operations

Enrollments

Interboro has spring, summer and fall semesters and morning, afternoon and evening classes. There are approximately 3,700 full-time students enrolled at Interboro for the 2005 spring semester, a 32% increase over the 2004 spring semester. Interboro’s current per semester optimum capacity is about 5,000 students, without expanding its limited weekend classes. Optimum capacity is achieved when there is balanced distribution of students throughout Interboro’s sites and during morning, afternoon and evening classes. Our plans for expansion are discussed above under the caption “Growth Strategy” and below in “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

Tuition

Interboro’s $4,100 to $4,200 per semester tuition rate is one of the lowest for a private college, but like many private colleges, is somewhat higher than public institutions, such as community colleges and state universities.

The per semester maximum grants per student are: Pell, $2,025 and TAP, $2,500. Interboro students, who qualify for Pell and TAP grants that exceed Interboro’s tuition, generally have the excess grant funds applied to pay for their books and transportation. Any credit balance after tuition, books and transportation is refunded to the students. For 2004, Interboro students qualifying for financial aid received an average of $1,628 in Pell grants and $2,075 in TAP grants, or a total averaging $3,703.

Most of Interboro’s new students who pay their tuition with Pell and TAP grants do not have a high school diploma or GED but have passed a federally approved exam that establishes their “ability to benefit” from the degree programs offered by Interboro. Because of Interboro’s niche market, Interboro believes a higher percentage of its total student body consists of ability to benefit students than almost all other colleges or universities that receive Pell and TAP grants.

Placement of Interboro graduates

Based on surveys of Interboro graduates, and information from our faculty, at least 75% of Interboro’s graduates are either currently employed or attending a baccalaureate degree college.

2004 developments

Significant 2004 developments at Interboro include:

•	Full-time student enrollments for the full year increased by 65% to 8,675 from 5,250 in 2003.

•	Full-time student enrollments increased each semester over the same semester of 2003:

	Spring	Summer	Fall
2004	2,800	1,975	3,900

2003	1,850	1,100	2,300

•	Student retention and graduation rates were better than in 2003.

•	Interboro increased capacity at its main campus building by leasing 10,000 square feet of another floor for classrooms and administrative services.

•	In June 2004, Interboro graduated the largest class in Interboro’s recent history, a 41% increase over 2003.

•
Interboro leased an additional approximately 23,500 square feet of space for four new annexes: mid-town Manhattan, 9,000; Flushing, 4,500; Washington Heights, 4,000; and Yonkers, 6,000. These annexes were ready for use by the beginning of the 2004 fall semester.

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

•
Interboro was advised by the Office of the New York State Comptroller that the total disallowance resulting from the settlement of the routine TAP audit is $903,150. The final report detailing the calculation of the disallowance was rendered in March 2005.

•
The Higher Education Services Corporation, acting on behalf of the New York State Education Department, notified all colleges which receive TAP awards that a deferral up to 30% of TAP awards for the summer 2004, fall 2004, and for spring 2005 semesters would be made by deferring a portion of the TAP award in the spring 2005 semester until August 1, 2005. In December 2004, Interboro was advised by HESC that it was deferring $2,749,309 related to Interboro’s spring 2005 semester until August 1, 2005.

Marketing

Interboro employs a variety of marketing and advertising techniques to generate qualified leads of potential students for its college sites. It primarily uses newspaper and subway ads, telemarketing, direct mail and community events. The effectiveness of its marketing and advertising campaigns greatly depends on the message, placement and timing of ads as well as following up with timely and accurate lead tracking. Effectiveness also depends on the rate of conversion of leads to enrollments. Interboro also works with community based organizations and school districts in promoting Interboro to prospective students.

Each college site is responsible for converting leads to enrollments. Lead tracking occurs at each campus. Interboro’s lead tracking capability generally allows it to identify leads generated by specific media and adjust its marketing to focus on the most cost-effective lead sources. Word of mouth from Interboro’s current students and graduates is the most effective means of recruiting new students.

Government Regulation of Proprietary Schools

Interboro is subject to extensive regulation by governmental agencies that administer Title IV and TAP and by the NYSED. As a result, Interboro must comply with a complex framework of laws and regulations and is subjected to frequent compliance and financial reviews and detailed oversight.

Title IV

Pell is one of the federal student financial aid programs that is authorized by Title IV of the federal Higher Education Act of 1965 (HEA), and related regulations issued by the U.S. Department of Education (DOE). Participants in Title IV programs are subjected to significant regulatory scrutiny in the form of numerous standards they must satisfy. These include obtaining and maintaining authorization by appropriate state and accrediting agencies.

Under the HEA, regulatory authority is divided among:

•	the federal government, which acts through the DOE

•	the accrediting agencies recognized by the DOE

•	state higher education regulatory bodies

The HEA regulations must be complied with on an institutional basis. The regulations define an institution as a main campus and its additional locations, if any. If any location violates these regulations, the school could suffer financial liabilities, greater scrutiny and/or limitations on its participation in Title IV programs.

Accreditation

Accreditation provides the basis for:

•	the recognition and acceptance by other higher education institutions, employers and governmental entities of the degrees and credits earned by students

•	qualification to participate in Title IV programs, including Pell and TAP grants

Interboro is accredited by the New York State Board of Regents. As a result of the change in control that occurred when we acquired Interboro in January 2000, its accreditation was probationary until 2003 when the Board of Regents took Interboro off probation and granted it accreditation for the five years ending September 30, 2008.

The New York State Education Department requires periodic registration and approval of all degree programs. TAP funds are only available to students enrolled in registered programs.  All  Interboro degree programs are approved and registered through September 30, 2008. The Commission of Opticianry also accredits Interboro’s AOS degree in Ophthalmic Dispensing. Additional accreditation by the American Bar Association for Interboro’s paralegal program is pending.

Title IV grants

Title IV provides grant, loan and work-study programs. Interboro is not participating in any federal loan program that would subject it to any loan default rate scrutiny or liability.

Federal financial aid under the Pell grant program is awarded on the basis of the student’s financial need. This is generally defined as the difference between the cost of attendance and the amount a student can contribute according to a federal formula.

Factors that could affect Interboro's participation in the Pell grant program include:

•
Interboro could lose its eligibility to participate if it receives in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges. For 2004, approximately 41% of Interboro's net revenue was derived from Pell grants.

•	Interboro cannot pay any commission, bonus, or other incentive payment, based directly or indirectly on success in securing new student enrollments or financial aid, to any person or entity engaged in any domestic student recruitment, admission or financial aid awarding activity. However, Interboro can increase salaries college-wide based on increases in enrollments as a result of improved retention and recruitment.

•	Interboro's participation in Title IV is based, in part, on satisfying administrative capability requirements. Interboro must demonstrate that it complies with Title IV regulations, has capable and sufficient personnel to administer its Title IV program and advise students about financial aid, satisfactorily measures its students’ academic progress, and timely submits all reports and financial statements as required by DOE.

•	Our independent auditors annually audit Interboro’s administration of Title IV funds. The resulting audit report is submitted to the DOE. If it is determined that Interboro improperly disbursed Title IV funds or violated a provision of the HEA, it could be required to repay such funds and might be assessed an administrative fine. Interboro could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student's eligibility for Title IV funds before receiving funds from the DOE.

•	Violations of Title IV requirements could also subject Interboro to other civil and criminal penalties including loss of Title IV eligibility.

•	In the event a student withdraws or stops attending and does not complete an academic program during a semester, Interboro’s tuition refund policy must meet the requirements of the DOE. For example, Interboro must return to the Pell program a portion of the Title IV funds received by Interboro if a student withdraws prior to completion of more than 60% of a semester. Many of our students do not formally withdraw and therefore the return of the funds is based on when Interboro confirms a student has stopped attending.

•	Interboro must satisfy DOE numeric standards of financial responsibility. Compliance with these standards is evaluated for purposes of recertification to participate in Title IV and also annually after submission of audited financial statements to the DOE. If the DOE determines Interboro does not meet the standards of financial responsibility, it can continue to participate in the Title IV programs if it can demonstrate that it is financially responsible on an alternative basis. Alternatives include posting a letter of credit in favor of the DOE and possibly accepting other conditions on participation in Title IV programs.

Interboro has policies and procedures that are designed to assure its compliance with Title IV regulations. Since Interboro was acquired by EVCI, its Pell oversight of Interboro’s compliance reports has not resulted in material deficiencies.

TAP grants

The TAP grant program is part of the New York State budget. Each year the governor makes budget recommendations to the New York State Senate and Assembly. The governor’s position on TAP under his proposed 2005-2006 budget is described below in a risk factor captioned “Changes in the amount or timing of TAP disbursements could materially impede Interboro’s ability to operate.” As in prior years, Interboro is working aggressively with other colleges and universities to oppose any changes in TAP that could negatively impact the educational opportunities of economically disadvantaged students.

Each student seeking a TAP grant must be a U.S. citizen or permanent resident and must meet New York State residency requirements.

TAP academic requirements for Interboro are basically the same as the Pell academic requirements.

Factors that could affect Interboro’s participation in TAP include:

•	Interboro must timely disburse financial aid funds due to students.

•	Interboro cannot certify ineligible students to receive TAP grants.

•	Interboro must have and comply with an acceptable tuition refund policy.

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

Following its acquisition by EVCI, Interboro initially received its temporary certification that became a provisional certification on April 4, 2000. Interboro has continued to be provisionally certified because of loan default rates on loans made under Title IV prior to our acquisition of Interboro in January 2000. In 2006, Interboro expects that it should no longer be provisionally certified as a result of those loan default rates.

Because EVCI is a publicly traded corporation, DOE regulations provide that a change of control of EVCI, and, therefore, Interboro, occurs under either of the following two standards:

•	It occurs if a person acquires ownership and control that requires EVCI to file a Form 8-K with the Securities and Exchange Commission disclosing a change of control.

•
It occurs if an existing stockholder (other than an institutional investor) ceases to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of the total outstanding voting stock and more shares of voting stock than any other stockholder. EVCI does not have a controlling stockholder under this definition.

According to the Board of Regents, a change of ownership or control includes a merger or consolidation with any corporation; a sale, lease, exchange or other disposition of all or substantially all of the assets of an institution; and the transfer of controlling interest of an institution’s stock.

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

Generally, a college that is eligible to participate in Title IV programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the school already offers programs at that level. Also, a college may generally add a new program that prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that school and the program meets minimum length requirements. If a college erroneously determines that an educational program is eligible for Title IV programs, the school would likely be liable for repayment of the Title IV funds provided to students in that educational program. New educational programs require approval from the New York State Board of Regents.

Competition

Interboro has chosen a business model that subjects it to limited direct competition. A key component of this model is Interboro’s focus on a target market of “ability to benefit” students. The availability to most of Interboro’s students of Title IV and TAP grants that cover the full cost of their Interboro tuition is also a key component of Interboro’s business model.

Most of our for-profit public competitors have substantially greater financial and other resources than we do. In general, they have not acquired colleges that principally serve our target market.

We have competitive advantages over potential new entrants into the post-secondary education market. They will face significant barriers to entry that include:

•	the Title IV requirement that proprietary and vocational post-secondary institutions be fully operational for two years before applying to participate in Title IV programs

•	the time it takes to obtain accreditation

•	the considerable expense of start-up operations

•	the difficulty of achieving acceptable margins with a low tuition rate that is competitive with Interboro

•
for those existing colleges or universities that need to participate in Title IV loan programs, the risk of losing eligibility to participate in any Title IV program because loan default rates exceed permissible limits. Because of their financial circumstances, students from our target market are more likely to default. Interboro students do not take out Title IV loans because the combination of federal and state grants generally covers the cost of tuition for full time students.

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

Employees

As of December 31, 2004, we had 314 full-time employees, 150 part-time adjunct faculty and 67 other part-time time employees. Out of a total of approximately 300 full-time Interboro administrative employees, 128 are members of Local 153 of the Office & Professional Employees International Union. We believe our relationship with our employees is good.

Forward-Looking Statements and Risk Factors

Statements and financial discussion and analysis by our management contained in this 10-KSB that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. If any of the following or other risks actually occurs, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

Interboro Institute’s failure to comply with extensive federal and New York State regulations could have a material adverse impact on its ability to operate and grow.

Interboro derived approximately 94% of its 2004 net revenue from Pell and TAP grants. Interboro’s participation in the Pell and TAP grant programs subjects it to frequent reviews and detailed oversight. It must comply with complex laws and regulations, including with respect to its accreditation, operations, growth and change of its or EVCI’s corporate structure. The regulations, standards and policies of the regulatory agencies frequently change.

Interboro’s failure to comply with existing requirements or its inability or failure to comply with changes or new interpretations could materially limit and adversely affect Interboro’s ability to operate and grow. Some of the specific significant regulatory risks are described in risk factors below.

Adverse changes in the rules governing, or the amount or timing of, TAP disbursements could materially impede Interboro’s ability to operate.

Approximately 53% of our 2004 net revenue and 49% of our 2003 net revenue constituted TAP grants. There could be changes in TAP regulations that decrease the amount of TAP grants or require Interboro to materially increase its administrative costs and practices relating to TAP. Those changes could have a material adverse impact on Interboro’s revenue, margins and ability to continue in business using its current business model.

The legislative debate each year over the New York State budget usually includes controversy over TAP. We cannot predict what will happen each budget year because the issues relating to TAP are political in nature.

Faced with substantial budget deficits, Governor Pataki has been proposing to change TAP requirements for the past few years in a manner that would be materially adverse to Interboro. However, the actual changes made by the New York State legislature have not been materially adverse to Interboro. The Governor has offered to retreat on his most recent proposal to withhold 50% of TAP grants until after the recipient graduates college, if lawmakers can come up with the $168 million he hoped to save by withholding a portion of TAP grants during the 2005-2006 budget year. We cannot predict if lawmakers will change the TAP program materially and adversely for the 2005-2006 budget year.

However, we believe the Governor’s proposal suggests that any deferral of TAP that is tied to graduation would be financed by loans guaranteed by the U.S. government and/or provided by TAP. New York State funds would be disbursed to pay the amount of their deferred TAP award plus accrued interest on their loans if and when they receive their degrees. If a student does not graduate, the deferral would not be paid. The New York State legislature has successfully opposed tying TAP awards to retention or graduation rates because many colleges, universities and other interested parties have aggressively lobbied against the governor’s proposals.

A large majority of Interboro’s students do not graduate. If TAP grants were tied to graduation, we believe there are students who would not take out a loan to start or continue at Interboro. A substantial decrease in enrollment would have a material adverse impact on Interboro.

If Interboro students do take out loans guaranteed or provided under  a New York State program, and loan default rate rules are similar to Title IV loan default rate rules, Interboro could, over time, become ineligible to participate in the TAP program. Accordingly, Interboro does not know whether a loan program, even if used by Interboro students, would lessen the adverse impact on Interboro of a deferral or cutback in TAP grants with respect to those students.

In addition, budgetary issues have caused delays in TAP disbursements. TAP payments relating to Interboro’s spring semesters that would otherwise be made during the period from the last week of December through May were, or are being, deferred:

•	TAP withheld $620,000 payable for Interboro’s spring 2003 semester until July 2003.

•	TAP withheld $1.3 million payable for Interboro’s spring 2004 semester until July 2004.

•	TAP has advised that $2.7 million of payments payable for Interboro’s spring 2005 semester is being deferred until August 1, 2005.

Past TAP deferrals have not adversely affected our ability to operate or grow. The current deferral is not expected to affect our ability to operate and grow. However, future deferrals could adversely affect our operations and growth.

Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede Interboro’s ability to operate.

Title IV must be reauthorized by congress every six years. The reauthorization expired in December 2004. The congressional reauthorization process is ongoing. Until Congress votes on reauthorization, the current Title IV legislation remains effective. Congress also reviews appropriations for Title IV programs annually. Mounting budget deficits could negatively affect Congress’ appropriations. Nevertheless, the administration is proposing increases in Pell grants of $100 per year for the five years beginning spring 2006.

Any significant decreases in the amount or timing of revenue we receive through the Pell program would have a material adverse effect on Interboro. Additionally, legislative or regulatory actions may materially increase Interboro’s administrative costs and require Interboro to modify its practices in a material adverse manner.

An ongoing or future Title IV program review could result in Interboro being required to make material refunds of Pell grants and EVCI being required to reduce its income by the amount of those refunds.

Schools participating in Title IV programs are routinely reviewed by DOE personnel to determine their compliance with Title IV regulations.

A routine program review is currently being conducted by the DOE of Interboro’s compliance with respect to approximately $30 million of Title IV grants made to Interboro students during Interboro’s academic years 2002/ 2003, 2003/ 2004 and 2004/ 2005. Based on discussions with the DOE reviewers, Interboro believes that it will not be required to make refunds of Title IV grants exceeding $150,000. Interboro expects that, after an additional day of file review scheduled for March 28, 2005, the DOE will submit the reviewers’ draft written report to Interboro within 60 days. That report will be based not only on their fieldwork at Interboro, but also on a review of written information provided to them. Accordingly, Interboro could be wrong in its belief and may be unsuccessful in challenging the draft report.

An open Title IV program review could also result in the DOE adversely conditioning its approval of a change of ownership resulting from an acquisition of another college by EVCI.

We cannot predict when another Title IV program review will occur or what effect it will have on our results of operations and liquidity or on our ability to operate and grow.

A future TAP audit could result in Interboro being required to make material refunds of TAP grants and EVCI being required to reduce its income by the full amount of those refunds.

The Office of the New York State Comptroller periodically conducts routine audits of colleges and universities that participate in TAP. The principle purpose of an audit is to determine whether Interboro complied with rules and regulations in certifying the TAP eligibility of its students.

In March 2005, Interboro received the final report from the Comptroller that details the reasons for disallowances of $903,150 resulting from the TAP audit commenced in February 2004 of Interboro’s three academic years ended June 30, 2001, 2002 and 2003. As of December 31, 2004, we had accrued an additional $75,000 in anticipation of having to make Pell grant refunds related to certain causes of the TAP disallowances. The total amount of TAP grants made to Interboro students during the period covered by the TAP audit was approximately $21,000,000.

As Interboro continues to grow, its participation in TAP increases. We believe that there may be a correlation between the amount and rate of Interboro’s growth and the likelihood of another TAP audit covering other academic years. Even though HESC has publicly stated that a routine TAP audit is normally scheduled every three to four years, we cannot predict when another TAP audit will occur. We also cannot predict what affect a future TAP audit will have on our results of operations and liquidity or on our ability to operate and grow.

Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s ability to operate and grow.

Approximately 94% of Interboro’s total enrollment consists of ATB students. They are students who entered Interboro without a high school diploma or a GED because they achieved a minimum score on a test approved by the DOE that demonstrates that they have the “ability to benefit” from Interboro’s program of study. There is a long-standing debate over the extent to which taxpayer money should be spent on trying to educate ATB students. It is a politically charged issue that most greatly affects African-American and Hispanic students dealing with the challenges endemic to poverty. If current regulations were to be changed to materially limit Interboro’s ability to enroll ATB students or the availability of financial aid to ATB students, Interboro may not be able to continue in business unless it is able to change its business model to accommodate the change. In the interim, its financial condition and results of operations could be materially and adversely affected.

Interboro’s aggressive growth has attracted significant attention that could result in higher regulatory scrutiny and media coverage that could have an adverse affect on us and our stock price.

Interboro’s compounded annual growth rate of enrollments of approximately 40% since it was acquired by EVCI in January 2000, substantially exceeds industry averages. This fact and the fact that approximately 94% of Interboro’s student population is comprised of ATB students have greatly increased Interboro’s visibility, not only in its target market, but also to regulators and the media. Higher visibility translates into greater scrutiny, especially in view of the continuing adverse publicity concerning public companies owning for profit career colleges. Greater scrutiny increases the likelihood that regulators will seek to limit Interboro’s growth. It also increases the likelihood that the media may unfairly seek to discredit Interboro’s business model and conduct of its business.

If the New York State Education Department does not give Interboro the requisite approval to open new college sites or to receive extension center status for its Yonkers site, Interboro’s operations and growth could be adversely affected.

Interboro has an application pending for extension center status at its Yonkers site. While Interboro believes its application should be granted, the New York State Education Department could deny or condition the approval because it believes Interboro’s growth is adversely affecting Interboro’s overall performance, including Interboro’s implementation of a plan to improve retention and graduation rates that is discussed in the next risk factor. This could result in significant limitations on the amount of enrollments at Interboro’s Yonkers site. The NYSED could also try to limit the pace of Interboro’s growth by slowing down the extension center approval process.

If Interboro is unable to continue to improve its retention and graduation rates, the New York State Education Department may seek to limit its operations and growth and may even seek to have the Board of Regents deny or adversely condition Interboro’s reaccredidation.

The NYSED wants to improve the retention and graduation rates of colleges it accredits. In response to the NYSED’s requirement, Interboro submitted to the NYSED a plan to assure a 25% graduation rate before September 30, 2008. The plan was accepted by the NYSED. If Interboro does not succeed in implementing this plan, the NYSED could persuade the Board of Regents to deny or onerously condition Interboro’s reaccredidation. In addition, the NYSED could seek to limit Interboro’s growth during the period prior to reaccredidation because it believes Interboro is not effectively implementing the plan. Or the NYSED could decide that Interboro is not effectively screening applicants to identify those who are not likely to succeed and continue as students at Interboro. One or more of these risks could occur even though there are no specific legal requirements that Interboro achieve a 25% graduation rate or for screening applicants.

However, we believe the following is a legal requirement.

A college awarding an associate degree that has a graduation rate below the mean associate degree graduation rate reported by all colleges in New York State accredited by the NYSED,

•	must show an improvement over the preceding year of at least 3% or

•	must prepare and submit a plan to improve graduation rates that includes strategies and time lines to achieve at least the mean, or a 3% annual improvement within two years.

Although Interboro has met this requirement since it received its five year accreditation in September 2003, it must continue to do so in the future. If it is out of compliance when seeking Regents reaccredidation, it may not be reaccredited or its reaccredidation may be onerously conditioned.

  Interboro will not be able to continue to operate if the New York State Board of Regents does not renew Interboro’s accreditation when it expires and if Interboro is unable to obtain accreditation from another accrediting agency before then that is acceptable to the U.S. and New York State Departments of Education. To ameliorate this risk, Interboro is also applying for national accreditation by the Accrediting Council of Independent Colleges and Schools (ACICS).

If Interboro is unable to obtain additional or replacement space, Interboro’s internal growth rate will be materially limited.

Our organic growth cannot be sustained unless we expand or relocate our existing sites. Interboro is aggressively seeking to relocate and consolidate its main campus and Washington Heights extension center into larger and more efficient facilities and to relocate the annex for its Flushing extension center. The lease for our Washington Heights main site expires July 31, 2005. There are many factors that could prevent Interboro from accomplishing these goals. It is becoming increasingly difficult to find space in desirable locations, at reasonable rentals and that complies with zoning requirements and landlord restrictions. Competition for space, and the time it takes to complete site identification, lease negotiations and renovations are additional hurdles Interboro must overcome before it can operate in any new space.

If we do not obtain additional space for our mid-town Manhattan and Washington Heights sites in time for the fall 2005 semester, our enrollment growth will for 2005 will be less than Interboro’s compounded annual growth rate of enrollments of approximately 40% since we acquired Interboro in 2000.

If the maximum Title IV and TAP grants do not increase over time, our margins and, eventually, our ability to operate without participating in Title IV loan programs could be adversely affected.

Approximately 94% of our net revenue consisted of TAP and Pell grants in each of 2004 and 2003. The maximum Pell award per semester has risen from $1,150 for the academic year 1994/ 1995 to its current level of $2,025. Since academic year 2000/ 2001, the maximum semester Pell award has been:

2000/ 2001	$1,650
2001/ 2002	1,875
2002/ 2003	2,000
2003/ 2004	2,025
2004/ 2005	2,025

The maximum TAP award per semester has been $2,500 since May 2000 and was $2,062 from 1994 through April 2000.

Interboro’s tuition is set at a level that permits most all of its students to pay their full tuition and book costs out of their Pell and TAP grants. As we have grown, we have been able to improve our margins through economies of scale and other operating efficiencies.

We cannot continue this trend if Interboro’s tuition cannot be increased periodically to keep pace with its increasing costs, particularly salaries and benefits. If the maximum available Pell and TAP grants do not continue to exceed Interboro’s tuition and student book costs, the gap would have to be made up by participating in Title IV loan programs in order to protect our margins. However, since we acquired Interboro, it has avoided participating in any Title IV loan programs because it did not want to risk losing eligibility to participate in the Pell grant program as a result of its students exceeding permissible Title IV loan repayment default rates.

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

Interboro’s revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters have not been profitable prior to our 2003 third quarter in which we had net income of $79,000. In 2004, we lost $585,000 in our second quarter and $1,180,000 in our third quarter. Furthermore, while for a full fiscal year, changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Interboro’s courses are 15 weeks long and revenue per semester is, therefore, reported over two quarters.

The loss of the services of key management personnel of EVCI or Interboro, could have a material adverse effect on our operations and growth.

The efforts of Dr. Arol I. Buntzman, chairman of EVCI and chairman and chancellor of Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI and chief executive officer and vice chairman of Interboro, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance on the life of Dr. Buntzman in the amount of $2.0 million. We intend to seek insurance on the life of Dr. McGrath. We have employment agreements, expiring December 31, 2006, with each of Dr. Buntzman and Dr. McGrath.

If Interboro is unable to compete effectively for the additional management personnel that it needs to competently handle its growth, Interboro’s operations, regulatory compliance and financial results could be adversely affected.

As Interboro continues to grow, it must hire additional middle management personnel who can function effectively within the confines of Interboro’s unique business model. Interboro’s low tuition and low cost structure could limit its ability to offer the competitive salaries and benefits needed to attract managers with these attributes.

Our failure to effectively manage our aggressive enrollment growth could hurt our business.

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

Our business and results could materially suffer if we improperly balance or divert resources from our operations to making acquisitions or if we make acquisitions that do not meet our expectations.

We expect to seek acquisitions, especially accredited colleges. We are engaging in evaluations of, and discussions with, possible acquisition candidates. We may choose not to purchase a school after we conduct our due diligence and negotiate terms. In 2001, after a significant expenditure of time, effort and money, we decided not to acquire one of Canada’s largest operators and franchisors of post-secondary business career schools. Our acquisition in 2001 and sale in 2002 of ICTS was costly. From these and other experiences, we know that it takes time and resources to identify and acquire suitable acquisition candidates. In retrospect, that expenditure of time, money and other resources may have been better made to manage existing operations. Furthermore, the quarter in which we decide not to complete an acquisition will be adversely impacted by the expenses incurred on the acquisition. Whereas, if an acquisition is completed, the acquisition expenses are capitalized and become part of the purchase price.

If we do make acquisitions, our success with Interboro may not be repeated. Potential hurdles for us include:

•	an inability to increase enrollments, particularly if the college has had declining enrollments

•	possible loss of key employees

•	an inability to integrate the acquisition because of differences in vision, management style, work ethic or other causes

•	difficulties in integrating academic, administrative and financial systems, including technology of the acquired company with ours

•	diversion of our management resources or otherwise stretching our resources too thin

•	adverse effects on our operating results as a result of lower operating margins of the acquired company

•	unanticipated business or regulatory uncertainties or liabilities

•	an inability to fund operations of the acquired company

•	breaches of representations or warranties by the seller of the acquired company for which we do not have adequate recourse

•	underestimation of capital needs

•	failure to develop or implement a viable business plan, including with respect to managing Title IV loans that are needed to support tuition

•	an inability to continue a school’s participation in financial aid programs as a result of regulatory change in control provisions

•	an inability to effectively deal with unions

The acquisition of PSB may have adverse effects on our operating results because of delays and expenses incurred in recommencing PSB’s operations.

Threatened or actual legal proceedings against Interboro by regulatory agencies or private parties could have a material adverse effect on our business.

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

If the operation of Interboro’s computer system is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired.

Interboro’s computers were inoperable for one week at the beginning of the fall 2004 semester as the result of a virus that could not be stopped initially by existing anti-virus software. While Interboro was able to continue to operate during this period without any material adverse effect, this may not be the case in the future. Furthermore, our computers could be affected by other problems in the future that could adversely affect our operations.

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

A college site may require the support of the community-based organizations that serve the minority populace from which the site seeks to recruit and retain economically disadvantaged students. Local politics and rivalries can jeopardize Interboro’s relationships with these organizations. Changes in our relationships with community-based organizations or other events beyond Interboro’s control might adversely affect the operations and growth of an existing site.

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

Complex regulations under Section 382 of the Internal Revenue Code govern the determination of whether one or more changes of ownership of EVCI’s common stock will result in limitations on EVCI’s ability to offset taxable income against its approximately $21.5 million of available net operating loss carryforwards. Sales of EVCI’s common stock by EVCI and persons defined as 5% holders under Section 382 regulations must be monitored by us so we can determine whether ownership changes have occurred that result in limitations on our net operating losses (NOL) utilization. We have no control over sales by 5% holders. Our effective cost of raising capital may be affected by these regulations.

Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

Sales of our common stock from time to time by management may cause the marketplace to think the seller is not confident about our prospects. This may be so even if the reason is otherwise and is stated publicly. A rise of our stock price increases the likelihood that directors and officers will sell shares of our common stock.

Our share price has ranged greatly since we went public and may be very volatile in the future.

Since our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94. Recently, our share price rose to a high of $11.05 the day of our press release reporting our 2004 preliminary results and subsequently declined to $7.70 within a week after our press release reporting our spring 2005 record enrollment growth.

Our share price also could be affected by a number of other factors, including:

•	exceeding or not meeting expectations for our semester enrollment numbers and our quarterly or yearly operating results

•	trading by investors that are more interested in quarterly versus long-term results, including where our first, second or third quarter results are negatively impacted by a delayed start of a semester

•	changes in securities analysts’ expectations as to our future performance

•	regulatory developments that affect our cash flow or ability to open or expand sites

•	an ongoing TAP audit or Pell program review

•
allegations, even if untrue, that Interboro failed to comply with regulations relating to TAP or Title IV, its accreditation by the Board of Regents or its compliance with Sarbanes-Oxley or other securities laws

•	increased competition in our target market

•	adverse media coverage of Interboro or other for profit schools owned by public companies

•	the operating and stock price performance of other comparable companies, including as a result of fraud allegations or Congressional investigations relating to their operations

•	general stock market or economic conditions, including as a result of uncertainty about, or the occurrence of, war or terrorism

•	sales of our stock by our management or others pursuant to a prospectus or otherwise

•	acquisitions of other colleges

•	additional financings

Furthermore, the stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our actual operating performance.

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

Our by-laws prohibit stockholders from calling, or proposing any business at, a special meeting of stockholders. Our by-laws also require a stockholder to give us substantial advance notice of any business to be proposed by the stockholder at an annual meeting, including nominees for election as directors.

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

Item 2.    Description of Property.

Interboro has ten sites, including five annexes and a mid-town Manhattan admissions office, all of which are leased. The annexes average approximately 5,900 square feet under leases expiring between May 2005 and August 2015. The following table sets forth the location, approximate square footage, lease expiration date and use of each principal site used by Interboro and EVCI:

Location(1)	Square Footage(1)	Expiration Date(2)	Use
Mid-town New York, NY	37,000	1/31/2014	Interboro’s mid-Manhattan main campus

Flushing, NY	14,000	12/31/2010	Interboro’s Flushing extension center

Washington Heights, Manhattan, NY	11,000	7/31/2005	Interboro’s Washington Heights extension center

Yonkers, NY	6,000	12/28/2009	Interboro’s Yonkers site

Yonkers, NY	2,400	10/31/2013	EVCI’s corporate and administrative offices

(1) Does not include annexes.
(2) Includes renewals at Interboro’s option.

Item 3.  Legal Proceedings.

Not Applicable.

Item 4.               Submission of Matters to a Vote of Security Holders.

Not applicable

Part II
Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on The NASDAQ Small Cap Market and the Boston Stock Exchange under the symbol “EVCI”. The following table sets forth the high and low sales prices, of our common stock, as reported by NASDAQ, for each quarter of 2003 and 2004.

2003	High	Low
First Quarter	$0.90	$0.42
Second Quarter	2.50	0.85
Third Quarter	3.02	1.95
Fourth Quarter	5.80	2.37

2004
First Quarter	12.82	5.20
Second Quarter	14.77	8.50
Third Quarter	11.00	5.75
Fourth Quarter	10.74	5.55

As of March 18, 2005, the number of EVCI’s stockholders of record was 37 and the number of beneficial owners of its common stock was approximately 1,350.

In December 2004, warrants were exercised to purchase 117,925 shares of our common stock at $2.12 per share. These shares were issued to a sophisticated investor and, accordingly, were exempt from registration under the Securities Act of 1933 in reliance upon Section 4 (2) of such Act.

We have never declared or paid any cash dividends on our common stock. We currently have no restrictions on the payment of dividends on our common stock. However, we anticipate retaining any future earnings to finance internal growth and potential acquisitions.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto included in this report for the year ended December 31, 2004. All numbers that have been rounded are approximate.

Overview

Interboro has spring, summer and fall semesters with day, afternoon and evening classes. Full-time student enrollment for 2004 increased 65% to 8,675 from 5,250 in 2003. There are 3,700 full-time students enrolled at Interboro for the 2005 spring semester, a 32% increase over the 2004 spring semester. In computing enrollment numbers, two part-time students are counted by Interboro as one full-time student. The following table compares 2004 with 2003 full-time student enrollments by semester.

	2004	2003

Spring	2,800	1,850
Summer	1,975	1,100
Fall	3,900	2,300
	8,675	5,250

Interboro operates in a niche market because it primarily targets and recruits students who will qualify each semester for Pell and TAP grants that cover most, if not all, of the cost of their tuition. Pell and TAP grants are made based on a student’s financial need. Accordingly, Interboro’s target market is the economically disadvantaged in minority communities.

Current Interboro tuition is $4,100 to $4,200 per semester. The per semester maximum grants per full-time student are: Pell, $2,025 and TAP, $2,500. Students who qualify for Pell and TAP grants that exceed Interboro’s tuition generally have the excess grant funds applied to pay for their books and transportation. Any balance after tuition, books and transportation is refunded to the students. For 2004, Interboro students qualifying for financial aid received an average of $1,628 in Pell grants and $2,075 in TAP grants, or a total averaging $3,703. TAP grants were 53% and Pell grants were 41% of our 2004 net revenue.

More than 90% of Interboro’s new students do not have high school diplomas or GED’s. They must, therefore, pass a federal “ability to benefit” exam in order to be accepted into Interboro and qualify for Pell and TAP grants. We believe that no other college or university in New York, which receives Pell and TAP grants, has a higher percentage of its students who are ability to benefit students than Interboro. Accordingly, serving Interboro’s target market provides significant opportunities, as well as challenges and uncertainties, for the college.

We believe that there are significant barriers to entry into Interboro’s target market, by new entrants, that include:

•	the Title IV requirement that a school be fully operational for two years before it can apply to participate in Title IV programs

•	the time it takes to obtain accreditation

•	the considerable expense of start-up operations

•	the difficulty of achieving acceptable margins with a low tuition rate that is competitive with Interboro’s tuition

•
for those existing colleges or universities that need to participate in Title IV loan programs, the risk of losing eligibility to participate in any Title IV program because loan default rates exceed permissible limits. Because of their financial circumstances, students from our target market are more likely to default. Interboro does not participate in Title IV loan programs.

Capacity

Interboro’s current optimum capacity is approximately 5,000 full-time students per semester, without increasing late afternoon or weekend classes. On a site-by-site basis, including annexes, its current capacity is approximately as follows:

Manhattan main campus	2,640
Flushing extension center	1,080
Washington Heights extension center	880
Yonkers site	400
Total	5,000

Interboro is currently looking for additional space to support its continuing growth. It is aggressively seeking space to relocate and consolidate its Manhattan main campus and Washington Heights extension center into larger more efficient facilities. It is also seeking to relocate the annex for its Flushing extension center. Annexes are located within close walking distance to the existing site.

Components of net revenue and other income

Net revenue consists of tuition after deducting the cost of books, Pell and TAP refunds made because students stopped attending classes and Interboro grants to students who would otherwise be unable to attend Interboro. In 2004, approximately 94% of our net revenue consisted of TAP and Pell grants. The remaining 6% consisted of tuition from part-time students and students who could not cover their full tuition with TAP and Pell grants. Other income consists primarily of book commissions received from sales of books to Interboro students by an outside vendor. It also includes miscellaneous charges to students as well as fees charged for Interboro’s optical services rendered by its ophthalmology department.

Net revenue recognition

Interboro recognizes revenue ratably during each semester on a daily basis over 70 week days (including holidays). Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. The first and last days of Interboro’s three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in Interboro’s enrollment do not directly relate to increases in its revenue for the first, second or third quarters. However, increases in Interboro’s enrollment for all of the three semesters included in a calendar year directly relate to increases in Interboro’s revenue for that calendar year.

Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. At year-end, our deferred revenue is comprised of a TAP prepayment for the next spring semester.

This prepayment was $955,000 at December 31, 2003 and $1,834,000 at December 31, 2004. Interboro has received TAP prepayments for the spring and fall semesters equal to a portion of the TAP payments received with respect to the immediately preceding semester’s enrollments.

Seasonality

Interboro’s revenue varies as a result of changes in the level of its enrollments.

Most colleges and universities traditionally experience a greater seasonal increase in enrollments for the fall semester over the spring semester in an academic year (fall, spring and summer semesters). For each of Interboro’s academic years ended June 30 of 2001-2004, spring semester enrollment has been greater than the immediately preceding fall semester’s enrollment, due to our expansion and progress in increasing retention of Interboro students. Enrollment during the summer semester is traditionally significantly lower than the remainder of the same academic year. As a result of these factors, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March.

Accounts receivable

Accounts receivable consists of tuition earned, but not yet paid by Pell and TAP grants or by students Interboro allows to pay in installments the portion of their tuition and fees that are not covered by Pell and TAP. We keep our bad debt exposure low by requiring students to keep their tuition installments current in order to continue their degree program the next semester.

Accounts receivable are recorded as Interboro recognizes revenue. Bills for tuition are generally sent four weeks after the start of the semester. We do not bill tuition for students that have enrolled but have not attended class for each course at least twice.

Up to 90% of a semester’s total Pell grant entitlement is generally received by Interboro prior to the completion of the semester and the balance is usually paid to Interboro within 30 days after the semester ends. The collection of Pell funds for continuing students can begin at the beginning of the semester. For new students, Interboro can start collecting Pell funds after they have completed 60% of the semester.

Continuing students who drop out or stop attending before 60% of the semester is complete cannot get full Pell. Their Pell grant entitlement is prorated based on the time they actually attended. Interboro refunds to the DOE those Pell grant funds it has received but is not entitled to as a result of students’ early withdrawal.

In order to be eligible for TAP, among other requirements, a student must be taking at least 12 semester hours during the semester and have attended class at least once. As the semester progresses and Interboro determines its students’ eligibility for TAP, it certifies or decertifies students. This process applies to new students as well as continuing students. The majority of TAP funds received in payment of tuition for a semester is generally received by Interboro prior to the start of the next semester and the balance is usually substantially collected over the next two to three months. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP.

Cost of revenue

Cost of revenue mostly consists of salaries of academic, administrative and staff personnel such as deans, instructors, admissions personnel, and library staff. It also includes student transportation allowance, testing and vaccination costs, graduation costs and optical eye glass expenses.

Salaries and benefits

These costs are included in selling, general and administrative expense. All employee costs that are not included in cost of sales are included in this category, including benefit costs for all of our employees.

In February, 2004, Interboro entered into a collective bargaining agreement with Local 153 of the Office & Professional Employees International Union that expires August 31, 2006. Of Interboro’s 314 total full-time employees at December 31, 2004, 128 were members of Local 153. The agreement provides for minimum and maximum average annual salary increases of 3% and 6% and gives management full control over Interboro’s operations. Increases over the minimum are tied to increases in Interboro’s enrollment.

Marketing costs

Marketing costs are expensed as incurred.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to accounts receivable, goodwill, fixed assets, deferred revenue, income taxes, accruals, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies:

•
EVCI reviews goodwill and identified intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. EVCI performs nondiscounted cash flow analyses to determine if impairment exists.

•	EVCI‘s recognition of revenue is discussed above.

•
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. EVCI estimates doubtful accounts based on historical bad debts and factors related to specific students. EVCI writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

•
Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease.

•	Marketing costs are discussed above.

•
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

•
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

2004 Compared to 2003

The following table summarizes our operating results as a percentage of revenue for 2004 and 2003.

	Year Ended December 31,
	2004	2003
Revenue:
Net revenue	98.9	98.4
Other income	1.1	1.6
Total revenue	100.0	100.0
Operating expenses:
Cost of revenue	22.1	24.4
Selling, general and administrative expenses	63.9	67.5
Total operating expenses	86.0	91.9
Income from operations	14.0	8.1
Other expense, net	3.5	0.6
Benefit for income taxes	8.4	9.2
Net income	18.9	16.7
Net income available to common stockholders	18.9	12.7

Net revenue for 2004 increased 64%, or $12,806,000, to $32,718,000 from $19,912,000 for 2003, because Interboro’s full-time student enrollment rose by 64% to 8,675 from 5,250 in 2003. Each of Interboro’s sites contributed to the net revenue increase: Manhattan $7,478,000, Flushing $1,553,000, Washington Heights $2,519,000 and Yonkers $1,350,000. These increases are net of a $94,000 decrease at EVCI.

For the spring semester of 2004, Interboro’s full-time enrollment was at 97% of its capacity of 3,100 students. With the availability of four new annexes for the fall 2004, Interboro was operating at 78% of its capacity of 5,000 students. In addition to increasing capacity for the fall 2004 semester, Interboro increased its tuition by $200 per semester. This increase resulted in approximately $780,000 of additional revenue for the fall 2004 semester.

Other income increased by $27,000, to $352,000 for 2004 from $325,000 for 2003, as a direct result of Interboro’s enrollment increases. Other income is comprised of application fees for our students and commissions from third-party book sales. Book sales commissions increased approximately $100,000 to $180,000 in 2004. This increase was offset by the elimination of Interboro’s $35 student application fee in the fall of 2004.

Cost of revenue increased by $2,386,000, to $7,314,000 for 2004 from $4,928,000 for 2003. Most of the increase is attributable to an increase during the year from 172 to 289 in full and part-time personnel that are included in cost of revenue. Salaries made up 94% of the cost of revenue in 2004 and 92% of the cost of revenue in 2003. The balance for each of 2004 and 2003 was primarily made up of costs for student transportation, graduation ceremonies, student vaccinations and Interboro’s ophthalmic laboratory. The number of personnel by job descriptions, that are included in cost of revenue are:

	2004*	2003*
Adjunct instructors	150	76
Full time instructors**	42	32
Part-time tutors	48	30
Admissions staff	40	28
Dean and staff	9	6
Librarians	289	172

* During the fall semester
**With the increase to 70 full-time instructors for the spring 2005 semester, 56% of Interboro’s courses are taught by full-time instructors as compared to 45% in 2004.

The following table sets forth our selling, general and administrative expense items as a percentage of our total revenue for 2004 and 2003:

	2004	2003
Salaries and benefits	32.5	31.7
Marketing	9.0	9.4
Depreciation and amortization	3.1	4.3
Other expenses	17.1	17.8
Professional fees	2.2	4.3

Salaries and benefits increased by 68%, or $4,344,000, to $10,762,000 for 2004 from $6,418,000 for 2003. During the fall semester, the Interboro selling, general and administrative full- and part-time personnel were 175 in 2004 and 135 in 2003. As a percentage of our revenue, salaries and benefits increased because the cost of the additional administrative and clerical employees was proportionately more than the increase in revenues resulting from our enrollment growth. In September 2004, our administrative and clerical staff received a salary increase of approximately 6%. The table below summarizes changes in salaries and wages.

	2004	2003
Wages	$8,021,000	$4,782,000
Bonuses	550,000	250,000
Employee benefits	836,000	499,000
Payroll taxes	1,355,000	887,000
Total	$10,762,000	$6,418,000

Marketing costs increased by $1,078,000, or 56%, to $2,987,000 for 2004 from $1,909,000 for 2003. These costs were mostly for newspaper and subway ads, telemarketing, direct mail and community events.

Professional fees and consulting fees decreased by $154,000 to $723,000 for 2004, from $877,000 for 2003. The decrease mostly related to savings in legal costs for SEC and general corporate counseling as a result of the addition of EVCI’s general counsel on January 1, 2004 and savings in labor cost related to the negotiation of the union agreement with Local 153 in 2003. Offsetting the decreases were increases in director’s fees, accounting and tax services, and legal costs for the arbitration with the former owner of Interboro and for annex leases.

Depreciation and amortization increased by $135,000 to $1,012,000 for 2004 from $877,000 for 2003, primarily as a result of leasehold improvements made and computer equipment purchased to support Interboro’s growth.

As a result of Interboro’s growth, other expenses, included in selling, general and administrative expenses, increased by $1,672,000 to $5,244,000 for 2004 from $3,572,000 for 2003. Approximately 88% of other expenses consisted of the following:

	2004	2003
Rent and utilities*	$2,398,000	$1,620,000
Insurance	426,000	405,000
Telephone and internet	594,000	359,000
Supplies	401,000	237,000
Equipment rental	217,000	208,000
Travel and entertainment	237,000	163,000
Outside security services	129,000	—
Investor relations	110,000	106,000
Sales and real estate taxes	110,000	64,000
Total	$4,622,000	$3,162,000

* The 2004 rent increase consisted of $744,000 for new space and $34,000 for rent escalations.

Other income (expense), net, increased by $ 1,016,000 to $ 1,131,000 for 2004 from $ 115,000 for 2003 mostly due to the settlement of tuition disallowances resulting from the TAP audit. The audit began in February 2004 and, after protracted negotiations with the auditors from the office of the New York State Comptroller, in December 2004, EVCI was advised that the total of the disallowances would be $903,000. In March 2005, Interboro received the final report that details the reasons for the amount of the disallowances. After receipt of an invoice from HESC, Interboro will pay the entire $903,000. The remaining $75,000 of the tuition disallowances constitutes accrued refunds of Pell grants related to certain causes of the TAP disallowances. The amount was paid to the DOE in January 2005.

A routine program review is currently being conducted by the DOE of Interboro students’ eligibility for Title IV grants of approximately $30 million during Interboro’s academic years 2002/ 2003, 2003/ 2004 and 2004/ 2005. Based on discussions with the DOE reviewers, Interboro believes that it will not be required to make refunds of grants exceeding $150,000. Interboro expects that, after an additional day of file review scheduled for March 28, 2005, the DOE will submit the reviewers’ draft written report to Interboro within 60 days. That report will be based not only on their fieldwork at Interboro, but also on a review of written information provided to them. Interboro will then have an opportunity to dispute the disallowances itemized in the report. Alternatively, it may decide to accept the report so that the program review can be concluded.

Benefit for income taxes increased by $902,000 to 2,762,000 in 2004 from $1,860,000 in 2003. The following table summarizes the calculation:

	2004	2003
Federal tax benefit	$3,482,000	$2,000,000
State taxes due	720,000	140,000
Benefit for income taxes	$2,762,000	$1,860,000

Our federal income tax benefits are derived from our historical losses from discontinued operations. We have carryforward losses that will offset our federal taxable income in future years. This resulted in a deferred tax asset recorded on our books. Due to the uncertainty of being able to utilize all of the net operating losses, we have recorded a valuation allowance against the deferred tax asset. As we have become more profitable, we have reduced the valuation allowance against the deferred tax asset as it became more likely than not that we would be able to utilize the net operating losses. The decrease in the valuation allowance resulted in a federal income tax benefit of $2,000,000 in 2003 and $3,482,000 in 2004. Additionally, we still have $1,828,000 as a valuation allowance against our deferred tax asset, which we believe will result in an additional federal income tax benefit in the future.

Net income available to common stockholders for 2004 was $6,254,000 as compared to $2,570,000 for 2003. Our net income available to common stockholders in 2003 was decreased by $ 810,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends. These charges related to our Series B preferred stock and, accordingly, did not recur in 2004.

Liquidity and Capital Resources

Our sources and uses of funds during 2004 and our cash balances on January 1 and December 31, 2004 are summarized below:

Sources:	2004
Cash collections from operations	$35,263,000
Private placement	9,350,000
Exercises of options and warrants	870,000
45,483,000
Uses:
Payment of operating expenses	30,183,000
Payment of principle on notes payable	840,000
Payment of principal portion of capital leases	1,076,000
Purchases of property and equipment	2,492,000
Payment of purchase price for Interboro	2,910,000
37,501,000
Net increase in cash	7,982,000
Cash at beginning of year	2,522,000
Cash at end of year	$10,504,000

We expect that our cash generated from operations will be sufficient to pay our operating expenses in 2005. This assumes that we will not require significant additional capital for one or more of the following:

•	relocating, consolidating and expanding Interboro’s sites, including costs of leasehold improvements and perhaps also purchasing one or more buildings

•	acquisitions

It is difficult for us to budget our expansion before we are able to secure an appropriate site because the kind and cost of leasehold improvements may vary substantially from location to location depending on the location’s suitability for Interboro’s operations. Furthermore, delays in completing construction and becoming fully operational could delay our ability to generate revenue from the same-site annexes.

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

Item 8.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8A.    Controls and Procedures.

Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. Management plans, however, to improve the segregation of duties within our financial and administrative functions.

There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date. We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We are also working to document controls this year and to identify other items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

PART III

Items 9, 10, 11, 12 and 14 are incorporated by reference to our definitive proxy statement for our 2005 annual meeting of stockholders.

Item 13.    Exhibits, List and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[21]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

Exhibit No.*	Description of Exhibit

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8]	--	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9]	--	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]	--	2001 Non-Qualified Stock Option Plan.

10.6[10]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[13]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[13]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[9]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

Exhibit No.*	Description of Exhibit

10.12[9]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[14]	--	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[14]	--
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[15]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[16]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[17]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[17]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[17]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[18]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[18]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[19]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[20]	--	2004 Amended and Restated Incentive Stock Plan

10.25[21]	--	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[21]	--	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

Exhibit No.*	Description of Exhibit

10.27**	--	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1**	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.
___________________
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2002.

[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[19]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

[20]	Incorporated by reference to the Registrant’s Form 8-K dated September 17, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: March 23, 2005	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	March 23, 2005
Dr. Arol I. Buntzman
Chairman of the Board

/s/ Dr. John J. McGrath	March 23, 2005
Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/ Richard Goldenberg	March 23, 2005
Richard Goldenberg
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Royce Flippin, Jr.	March 23, 2005
Royce N. Flippin, Jr.
Director

/s/ Philip M. Getter	March 23, 2005
Philip M. Getter
Director

/s/ Donald Grunewald	March 23, 2005
Donald Grunewald
Director

/s/ Elie Housman	March 23, 2005
Elie Housman
Director

EVCI CAREER COLLEGES HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EVCI Career Colleges Holding Corp.

We have audited the accompanying consolidated balance sheets of EVCI Career Colleges Holding Corp. ("EVCI") (formerly EVCI Career Colleges Incorporated) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of EVCI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVCI Career Colleges Holding Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 10, 2005

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31,	2004	2003

ASSETS

Current Assets:
Cash and cash equivalents	$10,504,308	$2,522,107
Student accounts receivable, less allowance for doubtful accounts of $105,000 and $50,000, respectively	6,015,719	2,715,418
Note receivable	—	90,000
Prepaid expenses and other current assets	137,410	103,367
Total current assets	16,657,437	5,430,892

Property and Equipment - net	4,733,185	1,714,606

Restricted Certificates of Deposit	32,142	291,352

Goodwill	3,914,624	3,600,522

Deferred Income Tax Asset, net of valuation allowance of $1,827,500
and $6,259,000, respectively	5,557,500	2,000,000

Other Assets	443,084	271,956
Total Assets	$31,337,972	$13,309,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,046,707	$775,727
Income taxes payable	329,729	72,450
Accrued purchase price payable for Interboro Institute, Inc.	—	973,337
Deferred tuition revenue	1,834,510	1,007,621
Current portion of capital lease obligation	275,329	161,805
Current portion of notes payable	318,907	480,235
Total current liabilities	5,805,182	3,471,175

Capital lease obligation, net of current portion	585,337	236,194

Accrued purchase price payable for Interboro Institute, Inc., net of current portion	—	1,622,227

Notes Payable, net of current portion	286,518	964,968

Deferred rent	766,710	—
Total liabilities	7,443,747	6,294,564

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and
outstanding 12,329,603 and 10,862,452 shares, respectively	1,254	1,090
Additional paid-in capital	49,922,445	39,296,760
Accumulated deficit	(26,029,474)	(32,283,086)
Stockholders' equity	23,894,225	7,014,764
Total Liabilities and Stockholders' Equity	$31,337,972	$13,309,328

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
Year ended December 31,	2004	2003

Net revenue	$32,718,087	$19,912,423
Other income	351,886	325,305
Total revenue	33,069,973	20,237,728

Operating expenses:
Cost of revenue	7,313,643	4,928,275
Selling, general and administrative	21,134,039	13,674,927

Total operating expenses	28,447,682	18,603,202

Income from operations	4,622,291	1,634,526

Other income (expense):
Loss on settlement of tuition disallowance	(978,200)	—
Interest and financing costs	(225,992)	(138,038)
Interest income	73,513	23,412
Income before benefit for income taxes	3,491,612	1,519,900
Benefit for income taxes	(2,762,000)	(1,860,000)
Net income	6,253,612	3,379,900

Accreted value of warrants and transaction costs - Series B	—	(179,382)
Dividends on preferred stock - Series B	—	(630,333)
Net income available to common stockholders	$6,253,612	$2,570,185
Income per common share:
Basic:	$0.53	$0.35
Diluted:	$0.50	$0.31
Weighted-average number of common shares outstanding:
Basic	11,883,695	7,360,649
Diluted	12,518,450	8,265,176

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Preferred Stock Series B
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2002	5,308,826	$532	130,000	$12,820,618	$23,432,295	$(33,731,482)	$2,521,963

Accreted value of warrants and transaction costs - Series B	—	—	—	179,382	—	(179,382)	—
Exercise of warrants and options	709,012	73	—	—	874,698	—	874,771
Conversion of preferred stock Series B into common stock	3,550,244	355	(130,000)	(13,000,000)	12,999,645	—	—
Issuance of common stock	943,396	94	—	—	1,999,906	—	2,000,000
Series B settlement received net of expenses incurred in	—	—	—	—	(9,748)	—	(9,748)
connection with the Series B conversion
Cashless exercise of warrants	350,974	36	—	—	(36)	—	—
Dividends declared and paid on preferred stock Series B	—	—	—	—	—	(1,752,122)	(1,752,122)
Net income	—	—	—	—	—	3,379,900	3,379,900
Balance at December 31, 2003	10,862,452	$1,090	—	—	$39,296,760	$(32,283,086)	$7,014,764

Issuance of common stock	1,038,962	104	—	—	9,349,481	—	9,349,585
Exercise of options and warrants	353,859	53	—	—	869,843	—	869,896
Cashless exercise of warrants	74,330	7	—	—	(7)	—	—
Non cash compensation charges	—	—	—	—	406,368	—	406,368
Net income	—	—	—	—	—	6,253,612	6,253,612
Balance at December 31, 2004	12,329,603	$1,254	—	—	$49,922,445	$(26,029,474)	$23,894,225

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31,	2004	2003
Cash flows from operating activities:
Net income	$6,253,612	$3,379,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,011,866	877,349
Allowance for doubtful accounts	55,000	—
Non cash compensation expense	406,368	—
Deferred income taxes	(3,557,500)	(2,000,000)
Changes in operating assets and liabilities:
Increase in student accounts receivable	(3,355,301)	(1,071,054)
Increase in prepaid expenses and other current assets	(34,043)	(21,363)
Decrease (increase) in other assets	(171,128)	25,333
(Decrease) increase in accounts payable and accrued expenses	2,270,980	(346,627)
Increase in income taxes payable	257,279	—
(Decrease) increase in deferred tuition revenue	826,889	(867,886)
Increase in deferred rent	766,710	—
Decrease in assets and liabilities from discontinued operations	—	(64,956)
Net cash provided by (used in) operating activities	4,730,732	(89,304)
Cash flows from investing activities:
Purchases of property and equipment	(2,492,059)	(649,410)
Release of restricted funds	259,210	—
Investment in restricted certificates of deposit	—	(3,177)
Repayment of notes receivable	90,000	10,000
Payments on accrued purchase price payable	(2,909,666)	(345,000)
Net cash used in investing activities	(5,052,515)	(987,587)
Cash flows from financing activities:
Principal payments on capital lease obligation	(1,075,719)	(121,591)
Principal payment on notes payable	(839,778)	—
Repayment of promissory note payable	—	(28,261)
Net proceeds from note payable - bank	—	923,464
Repayment of note payable - Series B holders	—	(910,000)
Proceeds from issuance of common stock and warrants	9,349,585	2,000,000
Proceeds from exercise of options and warrants	869,896	874,771
Dividends paid on Series B preferred stock	—	(1,752,122)
Expense incurred upon conversion of series B preferred stock	—	(9,748)
Net cash provided by financing activities	8,303,984	976,513
Net increase (decrease) in cash and cash equivalents	7,982,201	(100,378)

Cash and cash equivalents at beginning of year	2,522,107	2,622,485
Cash and cash equivalents at end of year	$10,504,308	$2,522,107

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$225,992	$143,239
Income taxes	$604,546	$146,445

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred in the acquisition of equipment	$1,538,387	$299,843
Increase in goodwill	$314,102	$1,343,233
Increase in accrued purchase price payable	$314,102	$1,343,233

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
EVCI Career Colleges Holding Corp. provides on-campus education through the operations of Interboro Institute, Inc. (“Interboro”), a two-year college with sites in mid-town Manhattan, Flushing, the Washington Heights section of Manhattan and Yonkers, New York.

In August 2004, EVCI changed its name to EVCI Career Colleges Holding Corp.

The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiaries Interboro and Interboro Holding, Inc. (collectively referred to as the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recognizes revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition (including holidays).

Almost all of Interboro’s students fund their tuition through Pell grants, pursuant to the Title IV of the Higher Education Act, and New York State Tuition Assistance Program (TAP) grants. In addition, Interboro participates in the Title IV College Work Study program, which allows a limited number of students to receive additional aid by working in college. Interboro also receives funds from the Title IV Supplemental Education Opportunity Grant program, which provides some Interboro students additional grants to meet college costs. Interboro allows its students to pay over time the portion, if any, of tuition, that is not covered by grants. Students who cannot afford to pay over time are sometimes given tuition grants by Interboro. Interboro has chosen not to participate in any Title IV loan programs that would subject it to liability or scrutiny as a result of defaults by its students. Changes in Title IV or TAP programs may have a direct impact on Interboro.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts and factors related to specific students. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the life of the asset or term of the lease.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses approximated $2,987,000 and $1,894,000 for the years ended December 31, 2004 and 2003, respectively.

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

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net income and net income per common share would approximate the pro forma amounts shown in the following table:

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,	2004	2003

Reported net income	$6,253,612	$3,379,900

Add: Stock-based employee compensation expense included in recorded net income, net of related tax effects	406,368	—

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	1,723,883	106,422
Pro forma net income	$4,936,097	$3,273,478

Reported net income per common share:
Basic	$0.53	$0.35
Diluted	0.50	0.32
Pro forma net income per common share:
Basic	$0.42	$0.33
Diluted	0.39	0.30

The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 136% in 2004 and 2003, risk-free interest rates ranging from 3.08% to 4.14% and an expected life of three to five years from the date of vesting.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company on July 1, 2005. The Company will adopt SFAS No. 123R beginning in the third quarter of 2005. The table above reflects the estimated impact that such a change in accounting treatment would have had on the Company’s net income and net income per share if it had been in effect during the years ended December 31, 2004 and 2003.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain 2003 amounts have reclassified, where appropriate, to conform to the 2004 presentation.

2.	ACQUISITION:
On January 14, 2000, the Company acquired the outstanding shares of Interboro for $672,500 plus 50% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three years ending December 31, 2001, 2002 and 2003. See Note 5 for details on the related goodwill and Note 10 for information about the arbitration brought by the former owner of Interboro.

After giving effect to the results of such arbitration, accrued purchase price payable for Interboro consists of the following:

December 31,	2004	2003

Accrued purchase price payable at beginning of year	$2,595,564	$1,597,331
Additional purchase price based on 50% of EBITDA	—	1,343,233
Adjustments to prior years, as a result of arbitration	185,501	—
Interest, as a result of arbitration	128,601	—
	2,909,666	2,940,564
Less payments to previous shareholder	1,957,412	345,000
Less portion held in escrow	952,254	—

Accrued purchase price at end of year	—	2,595,564
Less current portion	—	973,337
Accrued purchase price payable, net of current portion	$—	$1,622,227

3.	NOTE RECEIVABLE:
In September 2002, the Company advanced $100,000 to JAI, Inc. (“JAI”), a provider of an integrated suite of software solutions for global direct selling companies, in exchange for a promissory note bearing interest at 8% per annum. The note was fully repaid during 2004.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

			Estimated
December 31,	2004	2003	Useful Life

Furniture and fixtures	$837,618	$497,918	3 to 5 years
Telephone systems, office computers and software	2,560,861	1,056,769	3 to 5 years
Library	350,658	—	5 years
Video teaching equipment	—	282,399	5 years
Automobile	—	21,533	5 years
Leasehold improvements	2,690,675	1,314,582	Term of lease
Equipment acquired under capital lease	1,052,419	629,761	5 years
	7,492,231	3,802,962

Less accumulated depreciation and amortization:
Equipment acquired under capital lease	256,472	214,407
Other	2,502,574	1,873,949
	2,759,046	2,088,356
	$4,733,185	$1,714,606

5.	GOODWILL:
In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangibles, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has adopted SFAS No. 142 as of January 2002.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of goodwill activity relating to acquisition of Interboro:

Balance at December 31, 2002	$2,257,289
Interboro EBITDA calculation	1,343,233

Balance at December 31, 2003	3,600,522
Arbitration adjustments and interest	314,102

Balance at December 31, 2004	$3,914,624

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:	Accounts payable and accrued expenses consist of the following:
December 31,	2004	2003
Accounts payable	$495,826	$193,068
Accrued salaries and benefits	661,011	310,692
Accrued bonus payable	550,000	—
Accrued marketing and advertising	—	84,160
Accrued professional fees	—	35,000
TAP and Pell audit refunds payable	978,400	—
Student refunds payable	251,470	65,000
Accrued other	110,000	87,807
	$3,046,707	$775,727

7.	OBLIGATIONS UNDER CAPITAL LEASES:
The Company leases office and computer equipment under capital leases expiring at various dates through 2009. The leases require monthly payments of principal and interest imputed at rates ranging from 6.7% to 13.0 % per annum.

Minimum future obligations under these leases are as follows:

Year ending December 31,
2005	$340,039
2006	325,069
2007	224,944
2008	68,306
2009	25,554
983,912
Less amount representing interest	(123,246)
Less current portion	(275,329)
$585,337

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES:	The provison for income taxes consists of:

Year ended December 31,	2004	2003
Current:
Federal	$—	$—
State and local	720,500	140,000

Total current	$720,500	$140,000

Deferred income tax benefit	(3,482,500)	(2,000,000)

	$(2,762,000)	$(1,860,000)

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance as follows:

Year ended December 31,	2004	2003

Net operating losses and temporary differences	$7,385,000	$8,259,000
Less valuation allowance	(1,827,500)	(6,259,000)
	$5,557,500	$2,000,000

The benefit for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year ended December 31,	2004	2003

Federal statutory rate	34%	34%
State and local income taxes of Interboro	9	9
Prior year underaccrual	5	—
Decrease in valuation allowance	(127)	(162)
	(79)%	(119)%

As of December 31, 2004, the Company had net operating loss carryforwards available to offset future taxable income of approximately $21,500,000, which expire in various years through 2022. Subsequent issuances of common stock in capital raising activities may effect an ownership change, as described under Section 382 of the Internal Revenue Code, that could limit, on an annual basis, the Company’s ability to utilize such net operating losses.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE:	Notes payable consist of the following:

December 31,	2004	2003

Note payable - bank (a)	$605,425	$923,464
Promissory note payable (b)	—	$521,739

	$605,425	$1,445,203

(a)
The note bears interest at the rate of 6% per annum and is payable in monthly installments of principal and interest aggregating $30,462 through September 1, 2006. The note is secured by the common stock of Interboro.

(b)
In July 2002, the Company borrowed $550,000, for which it issued a secured promissory note due July 12, 2005, bearing interest at 10% per annum and warrants to purchase 50,000 shares of the Company’s common stock at $1.50 per share. The note was secured by a $250,000 standby letter of credit, which was collateralized by a $250,000 restricted certificate of deposit and guaranteed by Interboro. In August 2003, an additional $50,000 was borrowed and added to the principle of the note. The note was payable in 23 monthly installments of principal of $13,043 plus interest commencing July 2003 with the final payment of the outstanding principal balance and accrued interest due June 2004. The note was prepaid in full in April 2004, without penalty or premium, and the letter of credit and restricted certificate of deposit were extinguished.

Aggregate maturities of long-term debt are as follows:

Year ending December 31,
2005	$318,907
2006	286,518
605,425
Less current portion	(318,907)
$286,518

10.	COMMITMENTS AND CONTINGENCIES:
The Company leases office space and classrooms under noncancelable operating leases which expire at varying times through August 2015. Renewal options have not been included in the table below. The leases are subject to escalations for increases in the Company’s share of increases in real estate taxes and other expenses.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future obligations under these leases are as follows:

Year ending December 31,
2005	$2,408,610
2006	1,797,789
2007	1,723,391
2008	1,675,331
2009	1,705,977
Thereafter	7,576,928
$16,888,026

Rent expenses charged to operations for the years ended December 31, 2004 and 2003 amounted to approximately $2,398,000 and $1,620,000, respectively.

The leases provide for rent abatements and/or scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the leases. This results in deferred rent payable which represents cumulative rent expense charged to operations from inception of these leases in excess of required lease payments.

The Company has employment agreements with the four executive officers of the Company and an officer of Interboro. The agreements expire at various dates through December 2006 and provide for aggregate annual base compensation of approximately $1,049,000 for the year ended December 31, 2005 and approximately $584,620 for the year ended December 31, 2006. Aggregate compensation under these agreements, including discretionary bonuses, was approximately $1,692,000 and $1,120,000 for the years ended December 31, 2004 and 2003, respectively.

The entitlement to grants under Pell and TAP programs is routinely audited. During 2004, Interboro had a TAP audit that covered the three academic years ended June 30, 2001, 2002 and 2003. Based on oral advice from the TAP auditors, the Company has accrued approximately $903,000 for TAP disallowances. The Company also accrued an additional $75,000 for PELL refunds that relate to certain causes for the TAP disallowances. Subsequent periods are still subject to audit.

Between July 2002 and August 2004 the Company was a defendant in an arbitration brought by the former owner of Interboro. The Company prevailed in full on the central issue of the arbitration. This was a claim that EVCI’s excessive and improper allocations of its overhead to Interboro during 2002 resulted in EVCI’s calculation of a lower EBITDA for those years and, therefore, a lower purchase price for Interboro. The arbitrator also ruled that 2003 EBITDA was outside the scope of the arbitration.

On a collateral issue, the arbitrator held the Company was not entitled to reduce the purchase price by approximately $138,000 for its claimed breach of representation and warranty. The arbitrator also awarded attorneys fees of approximately $46,000 to the plaintiff’s attorney and $128,000 of interest.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has paid the former owner of Interboro in full with the exception of approximately $952,000 which it delivered into escrow. This escrowed amount secures the Company’s claim that TAP and Pell audit disallowances for 2001, 2002 and 2003 should result in a reduction of the purchase price payable to the former owner by 50% of those disallowances. Any escrowed portion of the purchase price that is ultimately released to the former owner of Interboro will include interest at 9% per annum.

11.	STOCKHOLDERS’ EQUITY:
In October 1998, the board of directors of EVCI adopted an incentive stock plan, amended in December 2002, under which 844,500 shares of common stock have been reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, nonemployee directors and others. The option price is determined by the administrator of the plan but cannot be less than the fair market value at the date of grant of the shares underlying incentive stock options. Vesting of options and stock awards and certain other conditions are determined by the plan administrator, which is EVCI’s board of directors or a committee of the board. At December 31, 2004, there are 842,667 options outstanding under this plan.

As an inducement to become an officer and employee of EVCI, in January 2004, the Board of Directors granted to EVCI’s general counsel and vice president for corporate affairs five-year nonqualified stock options to purchase 90,000 shares of EVCI’s common stock at $4.70 per share. The options vest in two equal annual installments commencing December 31, 2004. The market value of EVCI’s common stock on the grant date was $5.66. Accordingly, the Company will be recording a charge to operations for $86,400 over the vesting period, of which $43,200 was changed to operations in 2004.

In July 2004, stockholders of EVCI adopted the 2004 incentive stock plan, under which 1,200,000 shares of common stock have been reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI’s common stock to employees, nonemployee directors and consultants. The option price cannot be less than the fair market value of EVCI’s shares at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At December 31, 2004, there are 548,570 options outstanding under this plan.

In July 2004, EVCI’s stockholders approved the grant of five-year nonqualified stock options to EVCI’s chairman, chief executive officer and president and chief financial officer to purchase a total of 181,131 shares of common stock at $4.70 per share. The options vest in three equal annual installments commencing November 11, 2004. The market value of EVCI’s common stock on the grant date was $10.70. Accordingly, the Company will be recording a charge to operations for $1,089,504 over the vesting period, of which $363,368 was changed to operations in 2004.

In September 2000, the Company designated 200,000 shares of authorized preferred stock as Series B 7% Convertible Preferred Stock and received gross proceeds of $13,000,000 from the issuance of 130,000 shares of Series B preferred stock and three-year warrants to purchase 722,223 shares of common stock at $20.25 per share, subject to adjustment. A value of $400,000 was assigned to the warrants. The transaction costs of this private placement were approximately $320,000. The $400,000 assigned value to the warrants and the transaction costs of approximately $320,000 were recognized as a deemed dividend to the preferred shareholders over three years.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B preferred stock was initially convertible into shares of common stock at $13.50 per share, subject to adjustment and reset provisions. The conversion price was reset to $3.375 in September 2003.

The Series B preferred shares were converted into common stock as follows:

	Face	Preferred	Common	Conversion
Date	Amount	Shares	Shares	Price

May 13, 2003	$2,500,000	25,000	477,100	$5.240
July 1, 2003	360,000	3,600	68,700	5.240
September 27, 2003	2,000,000	20,000	592,593	3.375
September 29, 2003	1,000,000	10,000	296,297	3.375
October 2003	7,140,000	71,400	2,115,554	3.375
	$13,000,000	130,000	3,550,244

In August 2003, EVCI received proceeds of $2,000,000 from the issuance to institutional investors of 943,396 shares of its common stock and warrants to purchase 235,850 shares of EVCI’s common stock at an exercise price of $2.12.

In March 2004, EVCI issued 1,038,962 shares of its common stock to institutional investors for $10 million, or $9.625 per share. The transaction costs were approximately $650,000, which includes fees paid to a placement agent of $600,000 in cash and five-year warrants to purchase 62,338 shares of EVCI’s common stock at $14.338 per share.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents warrants outstanding as of December 31, 2004 and 2003:

		Shares Underlying Warrants Outstanding December 31,
Expiration Date	Exercise Price per share	2004	2003

February 2004	17.50	—	5,000
February 2004	19.80	—	120,000
February 2004	20.00	—	10,000
February 2004	22.50	—	7,500
February 2004	25.00	—	7,500
February 2005	2.12	—	235,850
February 2005	5.44	—	37,500
July 2005	1.50	—	50,000
January 2006	25.00	25,000	25,000
May 2006	12.00	50,000	50,000
June 2006	3.00	93,333	195,000
April 2007	16.09	25,000	25,000
September 2008	2.25	45,000	—
March 2009	14.338	62,338	—
		300,671	768,350

Presented below is a summary of stock option activity for the periods shown:

Exercise Price Range	Shares Underlying Options	Weighted-average Exercise Price	Underlying Exercisable Options	Weighted-average Exercise Price

Balance at January 1, 2002	754,940	$1.82	675,000	$1.89
Granted	265,500	1.63	—	—
Exercised	(983)	1.20	—	—
Canceled	(76,790)	1.03	—	—

Balance at December 31, 2003	942,667	1.83	632,325	1.96
Granted	594,037	7.18	—	—
Exercised	(40,516)	1.16	—	—
Canceled	(5,001)	1.20	—	—
Balance at December 31, 2004	1,491,187	$3.96	1,042,420	$3.84

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options currently outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Shares	average	average	Shares	average
Exercise	Underlying	Remaining	Exercise	Underlying	Exercise
Price Range	Options	Life	Price	Options	Price
$0.70 - $1.06	726,167	3.32 years	$.99	594,085	$0.99
1.20 - 1.57	43,484	3.79 years	1.30	32,876	1.33
4.70	307,964	4.63 years	4.70	117,655	4.70
6.93 - 7.00	200,000	2.50 years	6.97	100,000	7.00
10.715	213,572	5.32 years	10.715	197,804	10.715
$.70 - $10.715	1,491,187	3.78 years	$3.96	1,042,420	$3.84

The weighted-average fair value of options granted is as follows:

Year ended December 31,	2004	2003
Fair value of each option granted	$7.28	$1.08
Total shares underlying options granted	584,703	265,500
Total fair value of all options granted	$4,256,240	$287,091

In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because EVCI’s stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of EVCI. Such an increase in stock price would benefit all stockholders commensurately.

12.	EARNINGS PER SHARE:	A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

Year ended December 31,	2004	2003

Basic	11,883,695	7,360,649
Effect of assumed exercise of employee
stock options, net of tax effects	425,370	275,454
Effect of assumed exercise of warrants	209,385	629,073
Diluted	12,518,450	8,265,176

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding options and warrants to purchase common stock that were antidilutive were not included in the computation of diluted earnings per share were as follows:

Year ended December 31,	2004	2003

Number of options	534,896	145,000
Number of warrants	162,338	482,500
	697,234	627,500

13.	SUBSEQUENT EVENT:
 In January 2005, Interboro Holding, Inc. acquired, for $600,000, the outstanding shares of Information Computer Systems, Inc., a company that is authorized to operate a school in Allentown Pennsylvania and that changed its name to Pennsylvania School of Business, Inc. (“PBS”) in February 2005. Included in other assets as of December 31, 2004 as a note receivable is $70,000 that was advanced by EVCI prior to the acquisition and capitalized upon closing. The acquisition will be accounted for under the purchase method of accounting. Pending a planned relocation to downtown Allentown, PBS is conducting limited operations. Accordingly, a substantial portion of the purchase price will be allocated to the cost of a license and accreditation. PBS plans to recommence full operations on or before January 2006.

EXHIBIT INDEX

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[10]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[17]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[21]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

Exhibit No.*	Description of Exhibit

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[8]	--	Warrant to purchase 50,000 shares of common stock of the Registrant issued to Rosenthal & Rosenthal, Inc. on July 12, 2002.

4.7[9]	--	Form of Registrant’s Common Stock Purchase Warrant issued to three institutional investors on August 1, 2003.

4.8[15]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.9[18]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[10]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[10]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[10]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[11]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[12]	--	2001 Non-Qualified Stock Option Plan.

10.6[10]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[13]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[13]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[9]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

Exhibit No.*	Description of Exhibit

10.12[9]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[14]	--	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[14]	--
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[15]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[16]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[17]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[17]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[17]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[17]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[18]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[18]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[19]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[20]	--	2004 Amended and Restated Incentive Stock Plan

10.25[21]	--	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[21]	--	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

Exhibit No.*	Description of Exhibit

10.27**	--	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1**	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.
___________________
* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2002.

[9]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[10]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[12]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[13]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[14]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[15]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[16]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[17]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[18]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[19]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

[20]	Incorporated by reference to the Registrant’s Form 8-K dated September 17, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.