Form 10-Q
period 2005-03-31
EVCI Career Colleges Holding Corp
filed 2005-05-12
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 1-14827

EVCI Career Colleges Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	06-1488212
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701
(Address of principal executive offices)

(914) 623-0700
(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [_] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,429,603 shares as of May 11, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_] Yes  [X] No

Table of Contents

Part I

Financial Information

Item 1. Financial Statements	Page

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004 (audited)	1

Consolidated Statement of Operations for the three months ended March 31, 2005 (unaudited) and March 31, 2004(unaudited)	2

Consolidated Statement of Cash Flows for the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Overview	7

Comparison of the three months ended March 31, 2005 and March 31, 2004	9

Liquidity and capital resources	14

Forward-looking statements and risk factors	14

Item 4. Controls and Procedures	17

Part II

Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6. Exhibits	18

Signatures	23

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)

ASSETS

Current assets:
Cash and cash equivalents	$9,928,425	$10,504,308
Student accounts receivable, less allowance for doubtful accounts of $590,000 and $105,000, respectively	9,222,871	6,015,719
Prepaid expenses and other current assets	609,601	137,410
Total current assets	19,760,897	16,657,437

Property and Equipment - net	5,372,691	4,733,185

Intangible assets	638,742	-

Goodwill	3,914,624	3,914,624

Deferred income tax asset, net of valuation allowance of $1,827,500	5,557,500	5,557,500

Other assets	626,500	475,226

Total Assets	$35,870,954	$31,337,972

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,614,648	$3,046,707
Income taxes payable	-	329,729
Deferred tuition revenue	4,371,132	1,834,510
Current portion of capital lease obligation	405,516	275,329
Current portion of notes payable	318,907	318,907
Total current liabilities	8,710,203	5,805,182

Capital lease obligation, net of current portion	768,455	585,337

Notes payable, net of current portion	203,827	286,518

Deferred rent	826,255	766,710
Total liabilities	10,508,740	7,443,747

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and outstanding 12,429,603 and 12,329,603 shares, respectively	1,264	1,254
Additional paid-in capital	50,723,427	49,922,445
Accumulated deficit	(25,362,477)	(26,029,474)
Stockholders' equity	25,362,214	23,894,225
Total Liabilities and Stockholders' Equity	$35,870,954	$31,337,972

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
	Three months ended March 31,
	2005	2004

Net revenue	$10,130,543	$8,392,663
Other income	64,203	95,614
Total revenue	10,194,746	8,488,277

Operating expenses:
Cost of revenue	2,264,646	1,471,530
Selling, general and administrative	7,034,749	4,503,175
Total operating expenses	9,299,395	5,974,705

Income from operations	895,351	2,513,572

Other income (expense):
Interest and financing costs	(56,150)	(46,336)
Interest income	17,796	2,205

Income before provision for income taxes	856,997	2,469,441
Provision for income taxes	190,000	375,000
Net income	$666,997	$2,094,441

Net income per common share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.18
Weighted-average number of common shares outstanding:
Basic	12,371,967	10,946,801
Diluted	12,937,900	11,665,022

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$666,997	$2,094,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,651	164,562
Bad debt expense	200,000	-
Non cash compensation expense	100,992	10,800
Changes in operating assets and liabilities; net of effects of acquisition:
Increase in students accounts receivable	(3,392,742)	(3,012,264)
Increase in prepaid expenses and other current assets	(468,476)	(146,384)
Decrease (increase) in other assets	(151,274)	30,486
Increase in accounts payable and accrued expenses	567,550	891,420
Decrease in income taxes payable	(329,729)	-
Increase in deferred tuition revenue	2,536,622	1,305,990
Increase in deferred rent	59,545	151,083
Net cash provided by operating activities	202,136	1,490,134

Cash flows from investing activities:
Purchases of property and equipment	(653,379)	(499,901)
Repayment of notes receivable	-	22,500
Payments on accrued purchase price payable	-	(35,000)
Cash paid on acquisition of Pennsylvania School of Business, net of cash received of $11,768	(658,232)	-
Net cash used in investing activities	(1,311,611)	(512,401)

Cash flows from financing activities:
Principal payments on capital lease obligation	(83,717)	(65,734)
Principal payment on notes payable	(82,691)	(116,872)
Proceeds from issuance of common stock	-	9,321,460
Proceeds from exercise of options and warrants	700,000	278,323
Net cash provided by financing activities	533,592	9,417,177

Net increase (decrease) in cash and cash equivalents	(575,883)	10,394,910
Cash and cash equivalents at beginning of period	10,504,308	2,522,107
Cash and cash equivalents at end of period	$9,928,425	$12,917,017

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$62,469	$46,336
Income taxes	$557,792	$239,268

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred in the acquisition of equipment	$397,022	$480,039

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Holding Corp. and its wholly-owned subsidiaries, Interboro Institute, Inc. (“Interboro”), Interboro Holding, Inc. and Pennsylvania School of Business, Inc. (“PSB”). References to “we,” “our,” and “us” mean EVCI and its subsidiaries unless the context requires otherwise. All intercompany balances and transactions have been eliminated.

EVCI provides on-campus career college education through subsidiaries.

Interboro. All of our revenue for the first quarter of 2005 was generated by Interboro. Interboro offers degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York. Each of these sites has an annex that became operational for the fall semester 2004. We acquired Interboro in January 2000.

PSB. We acquired PSB in January 2005 for $670,000 and changed its name from Information Computer Systems, Inc. PSB is authorized to offer two Associate in Specialized Business degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. As permitted by the Pennsylvania State Education Department, after six months of teaching the three business diploma programs, PSB plans to seek authorization to award the Associate in Special Business degree for those programs. PSB recently relocated to downtown Allentown, Pennsylvania and is developing an advertising and marketing campaign that will impact its fall 2005 enrollment.

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2004 and for the year then ended, and the notes thereto, in our 10-KSB for the year ended December 31, 2004.

There have been no significant changes in our accounting policies since December 31, 2004. Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

Note 2 - Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the financial statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable from potential common stock including stock options, warrants and convertible securities. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three months ended March 31,
	2005	2004

Basic weighted average number of common shares outstanding	12,371,967	10,946,801

Effect of assumed exercise of outstanding options	476,399	421,502

Effect of assumed exercise of Outstanding warrants	89,534	296,719

Diluted weighted average number of shares of common stock outstanding	12,937,900	11,665,022

Options and warrants not included above*	456,905	162,338

*Not included because their effect would be anti-dilutive.

Note 3 -Revenue Recognition

Interboro recognizes revenue ratably during each semester on a daily basis over 70 week days (including holidays). Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred tuition revenue.

Note 4 - Employee Stock Options

During the first quarter 2005, the following options were granted to employees and independent directors:

No. of Shares	Exercise Price

600,000(1)	$8.185
30,000(2)	$7.78

(1)	Earned by our Chairman and our Chief Executive Officer and President as a result of an increase by more than 35% in EVCI’s diluted earnings per share for 2004 over 2003.

(2)	Automatic grants to our independent directors covering 7,500 shares each.

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

	Three months ended March 31,
	2005	2004

Reported net income	$666,997	$2,094,441

Add: stock-based employee compensation expense included in recorded net income, net of related tax effects	100,992	10,800

Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(283,615)	(57,648)

Pro forma net income	484,374	2,047,593

Reported net income per common share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.18

Pro forma net income per common share:
Basic	$0.04	$0.19
Diluted	$0.04	$0.18

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 62%, risk-free interest rates ranging from 3.25% to 3.75% and an expected life of 3 to 5 years from the date of vesting. The estimate of fair value is amortized over the option vesting period in determining the pro forma impact.

Note 5- Acquisition

On January 11, 2005, EVCI acquired for $670,000 the outstanding shares of Information Computer Systems Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school’s authority to operate that has been granted under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and will be amortized on a straight line basis over up to five years starting when class begins in the fall 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2004, and in conjunction with the financial statements and notes thereto for the three months ended March 31, 2005 and 2004, included in Item 1 of this report. Numbers have been rounded and may be approximate. References in the discussion to EVCI mean EVCI Career Colleges Holding Corp, unless the context requires otherwise.

Overview

First Quarter Developments

•	Interboro’s full-time student enrollments for its spring semester increased to approximately 3,700 in 2005 from approximately 2,800 for the spring 2004 semester, a 32% increase.

•	Interboro leased an additional 4,500 square feet of space for classrooms that is an annex to Interboro’s main campus in Manhattan and that should be ready for use in September 2005.

•	A program review was commenced by the U.S. Department of Education relating to Title IV grants made to Interboro students during Interboro’s academic years 2002/2003, 2003/2004 and 2004/2005.

Subsequent to March 31, 2005, Interboro leased additional space for a new Flushing annex, as reported in our form 8-K filed April 27, 2005.

Revenue Recognition

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

The spring 2005 semester began January 24, 2005 and Interboro had 49 days of revenue recognition in the first quarter 2005. In contrast, the spring 2004 semester started January 12, 2004 and Interboro had 58 days of revenue recognition in the first quarter 2004 except with respect to Interboro’s Yonkers site, which only had 16 days of revenue recognition, or $365,000 less revenue recognized. Deferred revenue at March 31, 2005 includes $2,000,000 of revenue attributable to the nine less days of recognized revenue in the first quarter 2005. The spring 2005 semester was started late in order to give more students, who needed more time to register, the ability to start their classes on time and, accordingly, to further improve retention and graduation rates. Our total deferred tuition revenue at March 31, 2005 of $4,371,132 will be recorded as revenue in the second quarter of 2005.

In the discussion on page 13 regarding the comparison of our net income for the first quarters of 2005 and 2004, there is a table showing the calculation of the net income and diluted net income per share that we would have had if the nine days of additional revenue of $2,000,000 had been included in the first quarter 2005 and the costs of operating PSB had been excluded from the first quarter 2005.

Capacity

Our current optimum capacity is 5,000 full-time students per semester without increasing the number of weekend classes. Interboro’s optimum capacity can be reached if there is full registration at all campus sites and all class rooms are full for morning, afternoon and evening classes. To date, Interboro has not achieved optimum capacity and believes it is not likely to do so in the foreseeable future. Interboro’s reasonably achievable capacity, as opposed to optimum capacity, currently and as expected for the fall 2005 semester is:

	Current	Expected*

Manhattan main campus	2,200	2,400
Flushing extension center	900	1,300
Washington Heights extension center	800	900
Yonkers site	350	400
Total	4,250	5,000

 *Assumes the new annex space in mid-town Manhattan and Flushing is built out by the start of the fall 2005 semester and that current arrangements for space in Washington Heights will be extended prior to the fall 2005 semester.

In an increasingly difficult environment for obtaining space, Interboro is seeking additional space in order to further increase its reasonably achievable capacity at its mid-town Manhattan and Washington Heights sites. It is unlikely that Interboro will be able to secure additional space for its mid-town Manhattan and Washington Heights locations that will be ready for the fall 2005 semester. Accordingly, it expects that its enrollment growth for 2005, as compared to 2004, will not exceed 30%.

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

Period	Semester
June - September	Fall
October - January	Spring
February - May	Summer

Rate of Growth

We expect that Interboro’s rate of growth will continue to exceed industry averages in 2005. Interboro‘s aggressive growth requires senior management personnel and other resources to ensure that the quality of Interboro’s academic, administrative and financial operations continues to strengthen. Interboro plans to continue to increase its focus to improve its academic operations and to improve its retention and graduation rates. We are always mindful of the increasing level of scrutiny we are subject to as we continue to grow aggressively.

Title IV program review

On March 28, 2005, the U.S. Department of Education conducted an additional day of file review as part of the ongoing Title IV program review. Based upon discussions at that time with representatives of the DOE, Interboro believed that the Title IV reviewers were going to review more files before submitting a draft report to Interboro. However, as of May 11, 2005, the DOE had not requested more files. Accordingly, Interboro cannot predict with certainty whether the DOE will ask for additional files or, if it does, the extent of the DOE’s further review. Interboro also cannot predict when it will receive the reviewers’ draft written report or the timing and amount of Title IV refunds Interboro will be required to make to the DOE.

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

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004.

The following table summarizes our operating results as a percentage of our total revenue for the first quarters of 2005 and 2004.

	Three Months Ended March 31,
	2005	2004

Total revenue	100.0%	100.0%

Cost of revenue	22.2	17.3
Selling, general and administrative expenses	69.0	53.1
Total operating expenses	91.2	70.4
Income before provision for income taxes	8.4	29.1
Net income	6.5	24.7

Net revenue for the first quarter 2005 increased 21%, or $1,737,000, to $10,130,000 from $8,393,000, for the first quarter 2004. Each of Interboro’s sites contributed to the revenue increase: Manhattan $188,000, Flushing $321,000, Washington Heights $725,000 and Yonkers $503,000.

Interboro’s full-time student enrollment for its spring 2005 semester rose by 32% to 3,700 students from 2,800 students for its 2004 spring semester. However, revenue recognized in the 2005 first quarter from spring enrollment was limited to 70% of the revenue attributable to 2005 spring semester enrollments as compared to 79% a year ago. Additional revenue of $2,000,000 would have been recognized if Interboro had not had nine less days of revenue recognition than for its spring 2004 first quarter. The effect this additional revenue could have had on our 2005 first quarter is shown on page 13.

The 2005 first quarter’s revenue was positively affected by tuition increases, commencing with the fall 2004 semester, from $3,900 to $4,100 per semester for all programs except ophthalmic dispensing, and from $4,100 to $4,200 for ophthalmic dispensing.

Interboro granted partial scholarships totaling approximately $388,000 in the first quarter 2005 to continuing students in good academic standing and to certain new students. These students would not otherwise have been able to attend Interboro. The effect of the scholarships is to reduce first quarter revenue by $271,000 and second quarter revenue by $117,000. The scholarships permitted Interboro to further improve its retention rates and receive the maximum TAP and Pell grants to which these individual students are entitled.

PSB has not had revenue since it was acquired by us in January 2005 as a result of the subsequent relocation of its campus and compliance with regulatory requirements relating to its acquisition by us.

Cost of revenue increased 54% or $793,000, to $2,265,000, in the first quarter 2005 from $1,472,000 for the first quarter 2004. Most all of the increase is attributable to the addition, from March 31, 2004 to March 31, 2005, of  Interboro faculty and admissions personnel. In addition, Interboro hired a higher percentage than usual of full-time faculty in the first quarter 2005 in order to help increase its retention and graduation rates and to accommodate up to a 40% enrollment growth rate for its spring semester 2005 over its spring semester 2004. By job description, the number of personnel added since March 31, 2004 were:

	March 31,
	2005	2004

Adjunct instructors	124	95
Full-time instructors	69	36
Part-time tutors	34	27
Admissions staff	42	14
Deans and staff	20	16
Librarians	9	7
Total	298	195

Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase retention and graduation rates. Interboro increased its full time instructors by 33 in the first quarter 2005.

As a result of personnel and salary increases made to support Interboro’s academic and administrative growth, salaries made up 32% of the cost of revenue in the first quarter of 2005 and 26% of the cost of revenue in the first quarter of 2004. Interboro’s decision to compete for more seasoned and qualified personnel required that salary levels be increased for these new hires. If the spring 2005 semester had nine more days of revenue recognition, our 2005 first quarter cost of revenue would have been 26% of our total revenue.

In addition, cost of revenue also included $42,000 of cost incurred by PSB.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the first quarters of 2005 and 2004:

	Three months ended March 31,
	2005*	2004

Salaries and benefits	31.6	25.9
Marketing	8.8	8.4
Depreciation	4.1	1.9
Other expenses	20.5	15.1
Non cash compensation	1.0	0.1
Professional fees	3.0	1.7
Total	69.0	53.1

*Includes $90,000 of cost incurred by PSB.

Selling, general and administrative expenses would have been 58% of total revenue for the 2005 first quarter, if the 2005 spring semester had nine more days of revenue recognition.

Salaries and benefits increased by 47%, or $1,024,000, to $3,224,000, for the first quarter 2005 from $2,200,000 for the first quarter 2004. All employee costs that are not included in cost of revenue are included in this category, including benefit costs for all of our employees. Substantially all of the increase in these costs is attributable to the addition, from March 31, 2004 to March 31, 2005, of personnel whose salaries and benefits are included in selling, general and administrative expenses. This is an addition to the salaries of the personnel that are included in cost of revenue.

The increase in salaries and benefits resulted, in significant part, from hiring personnel needed to support Interboro’s growth. It also resulted from increases in salary levels that were made to attract and retain more seasoned and qualified personnel. In addition, there was $150,000 of increases in the salaries of EVCI’s executive officers that were retroactive to January 1, 2005. Salaries and benefits would have been 26% of our total revenue if the 2005 spring semester had nine more days of revenue recognition.

The table below summarizes changes in salaries and wages.

	Three months ended March 31,
	2005	2004

Wages	$2,391,000	$1,701,000
Employees benefits	257,000	172,000
Payroll taxes	576,000	327,000
Total	$3,224,000	$2,200,000

Marketing costs increased by $187,000 to $896,000 for the first quarter 2005 from $709,000 for the first quarter 2004. These costs are mostly for newspaper and subway advertising and telemarketing. We also market using direct mail and promotional items.

Professional fees and consulting fees increased by $166,000 to $310,000 for the first quarter 2005, from $144,000 for the first quarter 2004. This is primarily due to increases in legal and architectural fees of $70,000 relating to new leases, fees paid to directors of $30,000 for attending additional board and committee meetings and $25,000 for costs relating to our compliance with Section 404 of Sarbanes Oxley Act of 2002. We anticipate we will have significant additional expense for 2005 relating to our compliance with Sarbanes-Oxley.

Non cash compensation was $101,000 for the first quarter 2005 as compared to $11,000 for the first quarter 2004 This increase primarily results from $92,000 of expense of option grants to three of our executive officers to purchase 181,131 shares of EVCI’s common stock at $4.70 per share that were approved at our stockholders meeting held July 27, 2004. We will record additional expense for each of our remaining quarters of 2005 and 2006, or a total of $363,000 for each of 2005 and 2006.

Depreciation and amortization increased by $248,000 to $413,000 for the first quarter 2005 from $165,000 for the first quarter 2004. The increase is primarily due to our investment in property and equipment of $4.0 million in 2004 to support our growth.

As a result of our growth, other expenses increased by $816,000, or 64%, to $2,090,000 for first quarter 2005 from $1,274,000 for first quarter 2004. Approximately, 91% in 2005 and 84% in 2004 of these other expenses consisted of the following:

	Three months ended March 31,
	2005	2004

Rent and utilities	$766,000	$523,000
Outside security(1)	259,000	--
Bad debt expense	200,000	--
Insurance	140,000	93,000
Equipment rental expense	64,000	39,000
Telephone and internet	200,000	162,000
Supplies	110,000	119,000
Travel and entertainment	46,000	60,000
Investor relations	101,000	36,000
Sales and miscellaneous taxes	19,000	39,000
	$1,905,000	$1,071,000

(1) In September 2004 Interboro began outsourcing its security services.

Net income decreased by $1,427,000 to $667,000 for the first quarter 2005 from $2,094,000 for the same quarter 2004. If we had been able to recognize an additional nine days of revenue and did not have the costs of operating PSB, the adjustments to net income and diluted income per common share for the first quarter 2005 would be as follows:

Net income as reported	$667,000

Add:
Additional revenue(1)	1,850,000
PSB costs	132,000
2,649,000
Deduct:
Assumed tax on additional revenue	(315,000)
Adjusted net income	$2,334,000
Adjusted diluted net income per common share (2)	$0.18

(1)	After deducting salaries of $150,000 of adjunct instructors that are a variable cost directly related to this revenue.
(2)	Based on 12,937,900 weighted average number of common shares outstanding versus 11,665,022 weighted average number of shares outstanding for first quarter 2004.

The adjusted net income and diluted net income per common share amounts set forth above are non-GAAP financial measures that should not be considered as an alternative to net income and net income per common share as indicators of operating performance. Management believes this information is of interest to investors as a supplemental measure of EVCI’s operating performance, particularly in light of the significant difference in the number of semester days during each fiscal quarter.

Liquidity and capital resources

Our sources and uses of funds during the first quarter 2005 and our cash balances on January 1, and March 31, 2005 are summarized below:

Sources:
Cash collections from operations	$10,383,000
Proceeds from exercises of options and warrants	700,000
$11,083,000
Uses:
Payment of operating expenses	10,047,000
Deposits required	151,000
Payment of notes payable	83,000
Payment of principle of capital leases	84,000
Purchase of property and equipment	655,000
Payment of purchase price for PSB	639,000
11,659,000
Net decrease in cash	(576,000)
Cash on hand at December 31, 2004	10,504,000
Cash on hand at March 31, 2005	$9,928,000

Of our $9,200,000 of accounts receivable at March 31, 2005, we collected $3,008,000 by May 10, 2005. We expect to collect another $1,085,000 by June 30, 2005. Interboro has been notified by the Higher Education Services Corporation that the TAP deferral of $2,749,000 relating to our spring 2005 semester will be made to Interboro by August 1, 2005. Another $1,000,000 of TAP grants is expected to be collected in October 2005. Interboro also expects to collect substantially all of the $1,350,000 owed by students on payment plans by March 31, 2006.

Our cash generated from operations and cash on hand will be sufficient to satisfy our cash needs for 2005. Nevertheless, management may decide to incur indebtedness or raise additional equity for expansion internally or by acquisition.

Forward-looking statements and risk factors

Statements and financial discussion and analysis by our management contained in this 10-Q that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. Those risk factors supplement or modify the more detailed risk factors included in our Form 10-KSB for the year ended December 31, 2004. If any of the following or other risks actually occurs, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

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

•	A future TAP audit could result in Interboro being required to make material refunds of TAP grants and EVCI being required to reduce its income by the full amount of those refunds.

•	Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s ability to operate and grow.

•	Interboro’s aggressive growth has attracted significant attention that could result in higher regulatory scrutiny and media coverage that could have an adverse affect on us and our stock price.

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

•	If Interboro is unable to obtain additional or replacement space, Interboro’s internal growth rate will be materially limited.

•	If the maximum Title IV and TAP grants do not increase over time, our margins and, eventually, our ability to operate without participating in Title IV loan programs could be adversely affected.

•	Interboro’s failure to effectively open and operate new college sites, or annexes to existing sites, could adversely affect our business.

•	The seasonality of Interboro’s enrollments is expected to produce significant variations in our results from quarter to quarter.

•	The loss of the services of key management personnel of EVCI or Interboro, could have a material adverse effect on our operations and growth.

•
If Interboro is unable to compete effectively for the additional management personnel that it needs to competently handle its growth, Interboro’s operations, regulatory compliance and financial results could be adversely affected.

•	Our failure to effectively manage our aggressive enrollment growth could hurt our business.

•	Our business and results could materially suffer if we improperly balance or divert resources from our operations to making acquisitions or if we make acquisitions that do not meet our expectations.

•	Threatened or actual legal proceedings against Interboro by regulatory agencies or private parties could have a material adverse effect on our business.

•
If the operation of Interboro’s computer system is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired.

•	Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect Interboro.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	PSB may not become fully operational by the fall of 2005 because of construction delays.

•	PSB's lack of experience with Pennsylvania grant programs could prevent its students from obtaining grants and, as a result, adversely affect PSB's enrollment and revenue.

•	A change of control of EVCI would adversely affect Interboro’s receipt of Pell and TAP funds.

•	A change of control of EVCI would cause regulatory and accrediting authorities to return Interboro to a probationary status.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

•	Our share price has ranged greatly since we went public and may be very volatile in the future.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

Item 4. Controls and Procedures

(a) Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. Management is implementing plans, however, to improve the segregation of duties within our financial and administrative functions. In the first quarter the implementation included:

•	hiring two senior technology personnel for Interboro

•	recruiting candidates for two positions in Interboro’s accounting department

•	retaining a consulting firm, that will commence field work in May 2005, to assist in our compliance with Section 404 of the Sarbanes-Oxley Act of 2004.

Otherwise, there have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date. We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We will also continue working to document controls this year and to identify other items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the 2005 first quarter, EVCI issued 100,000 shares of common stock for $700,000 upon exercise of options at $7.00 per share. The proceeds were used for working capital. The shares were issued to a sophisticated investor and, accordingly, are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*	Description of Exhibit

3.1[1] --	Certificate of Incorporation of the Registrant.

3.2[1] --	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] --	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] --	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5** --	Amended and Restated By-Laws of the Registrant.

3.6[5] --	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16] --	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] --	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5] --	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[20] --	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2] --	Form of Common Stock certificate.

4.3[4] --	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] --	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] --	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14] --	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17] --	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[9] --	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[9] --	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[9] --	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[10] --	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11] --	2001 Non-Qualified Stock Option Plan.

10.6[9] --	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] --	Form of Indemnification Agreement.

10.8[4] --	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12] --	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12] --	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[8] --	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[13] --	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13] --
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14] --	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15] --	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[16] --	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16] --	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16] --	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16] --	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17] --	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17] --	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18] --	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19] --	2004 Amended and Restated Incentive Stock Plan

10.25[20] --	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21] --	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22] --
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with  Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22] --	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22] --	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22] --	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 --	Intentionally omitted.

10.30** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Dr. Arol I. Buntzman dated January 1, 2003.

10.31** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Dr. John J. McGrath dated January 1, 2003.

10.32** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.33** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

31.1** --	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** --	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** --	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21] --	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.
___________________

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

[19]	Incorporated by reference to the Registrant’s Form 8-K dated September 17, 2004.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: May 12, 2005	By:	/s/ Richard Goldenberg
Richard Goldenberg Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.*	Description of Exhibit

3.1[1] --	Certificate of Incorporation of the Registrant.

3.2[1] --	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] --	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] --	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5** --	Amended and Restated By-Laws of the Registrant.

3.6[5] --	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16] --	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] --	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5] --	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[20] --	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2] --	Form of Common Stock certificate.

4.3[4] --	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] --	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] --	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14] --	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17] --	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[9] --	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[9] --	Employment Agreement between the Registrant and Dr. John J. McGrath, Dated January 1, 2003.

10.3[9] --	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[10] --	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11] --	2001 Non-Qualified Stock Option Plan.

10.6[9] --	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] --	Form of Indemnification Agreement.

10.8[4] --	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12] --	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12] --	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[8] --	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003, issuance of common stock and warrants.

10.13[13] --	Settlement Agreement made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13] --
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14] --	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15] --	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[16] --	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16] --	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16] --	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16] --	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17] --	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17] --	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18] --	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19] --	2004 Amended and Restated Incentive Stock Plan

10.25[20] --	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21] --	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22] --
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with  Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22] --	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22] --	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22] --	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 --	Intentionally omitted.

10.30** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Dr. Arol I. Buntzman dated January 1, 2003.

10.31** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Dr. John J. McGrath dated January 1, 2003.

10.32** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.33** --	Letter agreement, dated March 31, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

31.1** --	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** --	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** --	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21] --	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

* Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
** Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

[19]	Incorporated by reference to the Registrant’s Form 8-K dated September 17, 2004.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.