Form 10-Q
period 2005-06-30
EVCI Career Colleges Holding Corp
filed 2005-08-12
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,432,867 shares as of August 12, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Table of Contents

Part I

Financial Information

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$4,617,500	$10,504,308
Student accounts receivable, less allowance for doubtful accounts
of $653,000 and $105,000, respectively	12,681,551	6,015,719
Prepaid expenses and other current assets	356,707	137,410

Total current assets	17,655,758	16,657,437

Property and Equipment - net	5,373,171	4,733,185

Intangible assets	640,498	-

Goodwill	3,914,624	3,914,624

Deferred income tax asset, net of valuation allowance of $1,827,500	5,557,500	5,557,500

Deposits	1,444,922	443,084

Other assets	104,896	32,142

Total Assets	$34,691,369	$31,337,972

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,068,731	$3,046,707
Income taxes payable	91,938	329,729
Deferred tuition revenue	4,705,559	1,834,510
Current portion of capital lease obligation	258,381	275,329
Current portion of notes payable	318,907	318,907

Total current liabilities	7,443,516	5,805,182

Capital lease obligation, net of current portion	512,275	585,337

Notes payable, net of current portion	120,035	286,518

Deferred rent	828,301	766,710

Total liabilities	8,904,127	7,443,747

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and
outstanding 12,432,867 and 12,329,603 shares, respectively	1,264	1,254
Additional paid-in capital	50,828,336	49,922,445
Accumulated deficit	(25,042,358)	(26,029,474)

Stockholders' equity	25,787,242	23,894,225
Total Liabilities and Stockholders' Equity	$34,691,369	$31,337,972

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net revenue	$9,609,705	$5,788,423	$19,740,248	$14,181,086
Other income	45,774	44,716	109,977	140,330

Total revenue	9,655,479	5,833,139	19,850,225	14,321,416

Operating expenses:
Cost of revenue	3,013,329	1,985,945	5,780,779	3,614,850
Selling, general and administrative	6,174,482	4,491,475	12,706,427	8,837,275

Total operating expenses	9,187,811	6,477,420	18,487,206	12,452,125

Income/ (loss) from operations	467,668	(644,281)	1,363,019	1,869,291

Other income (expense):
Interest and financing costs	(47,503)	(70,070)	(103,653)	(116,406)
Interest income	29,954	29,727	47,750	31,932

Income/ (loss) before provision for income taxes	450,119	(684,624)	1,307,116	1,784,817

Provision/ (benefit) for income taxes	130,000	(100,000)	320,000	275,000

Net income/ (loss)	320,119	(584,624)	987,116	1,509,817

Net income/ (loss) per common share:
Basic:	$0.03	$(0.05)	$0.08	$0.13

Diluted:	$0.03	$(0.05)	$0.08	$0.12

Weighted-average number of common shares outstanding:
Basic	12,430,802	12,146,319	12,401,722	11,546,262
Diluted	12,917,269	12,146,319	12,941,861	12,388,334

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$987,116	$1,509,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	857,266	373,201
Bad debt expense	300,000	-
Non cash compensation expense	201,984	21,600
Changes in operating assets and liabilities; net of effects of acquisition:
Increase in student accounts receivable	(6,951,422)	(6,354,701)
Increase in prepaid expenses and other current assets	(215,582)	(345,262)
Increase in other assets	(72,754)	-
Increase/(decrease) in accounts payable and accrued expenses	(978,367)	369,592
Increase in income taxes payable	(237,791)	-
Increase in deferred tuition revenue	2,871,049	2,574,693
Increase in deferred rent	61,591	364,187
Net cash used in operating activities	(3,176,910)	(1,486,873)

Cash flows from investing activities:
Purchases of property and equipment	(1,098,474)	(862,516)
Deposits required	(1,001,838)	(285,840)
Return of restricted certificates of deposit		254,662
Repayment of notes receivable	-	45,000
Payments on accrued purchase price payable	-	(256,522)
Cash paid on acquisition of Pennsylvania School of Business, net of cash
received of $11,768	(659,988)	-
Net cash used in investing activities	(2,760,300)	(1,105,216)

Cash flows from financing activities:
Principal payments on capital lease obligation	(487,032)	(264,731)
Principal payment on notes payable	(166,483)	(678,300)
Proceeds from issuance of common stock	-	9,348,840
Proceeds from exercise of options and warrants	703,917	618,354
Net cash provided by financing activities	50,402	9,024,163

Net increase (decrease) in cash and cash equivalents	(5,886,808)	6,432,074

Cash and cash equivalents at beginning of period	10,504,308	2,522,107
Cash and cash equivalents at end of period	$4,617,500	$8,954,181

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$103,653	$61,279
Income taxes	$-	$144,944

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred in the acquisition of equipment	$397,022	$71,495

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Holding Corp. and its wholly-owned subsidiaries, Interboro Institute, Inc. (“Interboro”), Interboro Holding, Inc. and Pennsylvania School of Business, Inc. (“PSB”). References to “we,”“our,” and “us” mean EVCI and its subsidiaries unless the context requires otherwise. All intercompany balances and transactions have been eliminated.

EVCI provides on-campus career college education through subsidiaries.

Interboro. All of our revenue for the second quarter of 2005 was generated by Interboro. Interboro offers degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York. Each of these sites has an annex that became operational for the fall semester 2004. Interboro is preparing to open another annex in Flushing by the beginning of the fall 2005 semester. We acquired Interboro in January 2000.

PSB. We acquired PSB in January 2005. PSB is authorized to offer two Associate in Specialized Business degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. As permitted by the Pennsylvania State Education Department, after six months of teaching the three business diploma programs, PSB plans to seek authorization to award the Associate in Special Business degree for those programs. PSB recently relocated to downtown Allentown, Pennsylvania and is implementing an advertising and marketing campaign to recruit new students for its fall 2005 semester.

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

There have been no significant changes in our accounting policies since December 31, 2004. Certain 2004 amounts have been reclassified, where appropriate, to conform to the 2005 presentation.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Basic weighted average number of common shares outstanding	12,430,802	12,146,319	12,401,722	11,546,262

Effect of assumed exercise of outstanding options	417,551	—	459,767	476,481

Effect of assumed exercise of outstanding warrants	68,916	—	80,372	356,951

Diluted weighted average number of shares of common stock outstanding	12,917,269	12,146,319	12,941,861	12,388,334

Options and warrants not included above*	1,030,580	1,453,096	813,645	162,338

*Not included because their effect would be anti-dilutive.

Note 3 -Revenue Recognition

Interboro recognizes revenue ratably during each semester on a daily basis over 70 week days (including holidays). Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue.

Note 4 - Employee Stock Options

During the second quarter 2005, there were no options granted to our employees or independent directors.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Reported net income/(loss)	$320,119	$(584,624)	$987,116	$1,509,817

Add: stock-based employee compensation expense included in recorded net income, net of related tax effects	100,992	10,800	201,984	21,600

Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(284,551)	(57,648)	(564,102)	(115,296)

Pro forma net income/(loss)	$136,560	$(631,472)	$624,998	$1,416,121

Reported net income/ (loss) per common share:
Basic	$0.03	$(0.05)	$0.08	$0.13
Diluted	$0.02	$(0.05)	$0.08	$0.12

Pro forma net income/ (loss) per common share:
Basic	$.01	$(0.05)	$0.05	$0.12
Diluted	$.01	$(0.05)	$0.05	$0.11

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

Note 5- Acquisition

On January 11, 2005, EVCI acquired for $670,000 the outstanding shares of Information Computer Systems Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school’s authority to operate under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and will be amortized on a straight line basis over up to five years starting when class begins in the fall 2005.

Note 6- Subsequent Event

On June 30, 2005, we entered into a definitive agreement to acquire privately-owned Technical Career Institutes, Inc ("TCI") for $16.0 million, subject to adjustment.  TCI is located in midtown Manhattan and has approximately 3,000 students. TCI offers two year associate degree programs and certificate programs in technical fields focused on business and new media, computers and electronics, and climate control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2004, and in conjunction with the financial statements and notes thereto for the three and six months periods ended June 30, 2005 and 2004, included in Item 1 of this report. Numbers have been rounded and may be approximate. References in the discussion to EVCI mean EVCI Career Colleges Holding Corp, unless the context requires otherwise.
Overview

Second Quarter Developments

•	Interboro’s full-time student enrollments for its summer semester increased to approximately 2,650 in 2005 from approximately 1,975 for the summer 2004 semester, a 34% increase.

•
On June 30, 2005 EVCI issued a press release announcing that it signed a definitive agreement to acquire TCI. The press release also announced that EVCI received a bank commitment to lend EVCI $16 million for the acquisition, subject to the negotiation and closing of a definitive loan agreement.

Subsequent to June 30, 2005, Interboro entered into an amendment of lease that increased the space at its Yonkers site from approximately 6,000 square feet to 17,000 square feet, as reported in our Form 8-K filed July 18, 2005.

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

In addition, when comparing a quarter to the same quarter of the prior year, the amount of revenue recognized in each quarter is significantly affected by the dates a particular semester started in each quarter. On page 17, there is a table showing the calculation of the net income and diluted net income per share that we would have had if the spring and summer 2005 semesters had started the same times as the spring and summer 2004 semesters and the costs of operating PSB had been excluded from the first six months of 2005.

Capacity

Our current optimum capacity for Interboro is 5,000 full-time students per semester without increasing the number of weekend classes. Interboro’s optimum capacity can be achieved if there is full registration at all campus sites and all class rooms are full for morning, afternoon and evening classes. To date, Interboro has not achieved optimum capacity and believes it is not likely to do so in the foreseeable future. Interboro’s reasonably achievable capacity, as opposed to optimum capacity, at its current and expected levels for the fall 2005 semester is:

	Current Achievable Capacity		Expected Achievable Capacity(1)
Manhattan main campus	2,200		2,400
Flushing extension center	900		1,300
Washington Heights extension center	800		800
Yonkers site	350	(2)	500(2)
Total	4,250		5,000

(1)	Assumes the new annex space in mid-town Manhattan and Flushing is built out by the start of the fall 2005.
(2)	Interboro does not currently plan to enroll more than 280 students at this site until it is approved as an extension center.

In a very difficult environment for obtaining space, Interboro is continuing to aggressively seek substantial additional space at its mid-town Manhattan and Washington Heights sites. A significant portion of this additional space will be used to enhance the learning environment by enlarging libraries and academic resource centers. In addition, Interboro plans to make significant improvements to its existing space in mid-town Manhattan and Washington Heights.

Marketing

Marketing costs are expensed as incurred. However, most of the revenue attributable to new enrollments result from marketing is not realized until after the start of the semester in which the new enrollees first attend Interboro. A portion of marketing costs result in enrollments in later semesters. The following table indicates each period when marketing costs are incurred and the semester enrollments to which they mostly relate:

Period	Semester
June - September	Fall
October - January	Spring
February - May	Summer

Rate of Growth

We expect that Interboro’s rate of growth will continue to exceed industry averages in 2005. Interboro’s aggressive growth requires senior management personnel and other resources to ensure that the quality of Interboro’s academic, administrative and financial operations continues to strengthen. Interboro plans to continue to increase its focus to improve its academic operations and to improve further its retention and graduation rates. We are always mindful of the increasing level of scrutiny we are subject to as we continue to grow aggressively.

Interboro’s enrollment growth for 2005 as compared to 2004 will not exceed 30%.

Seasonality

Interboro’s revenue varies as a result of changes in the level of its enrollments. Most colleges and universities traditionally experience a greater seasonal increase in enrollments for the fall semester over the spring semester in an academic year (fall, spring and summer semesters). For each of Interboro’s academic years ended June 30 of 2001-2004, spring semester enrollment was greater than the immediately preceding fall semester’s enrollment, due to its rate of expansion and its progress in increasing retention of Interboro students. While Interboro continued to make progress in increasing retention of Interboro students, its spring 2005 enrollment was less than its fall 2004 enrollment, in significant part because management decided to slow Interboro’s rate of growth. Enrollment during the summer semester is traditionally significantly lower than the remainder of the same academic year. As a result, total student enrollment and net revenue are typically highest in our fourth and second quarters, which include October through March.

Title IV program review

On March 28, 2005, the U.S. Department of Education conducted an additional day of file review as part of the ongoing Title IV program review. Based upon discussions at that time with representatives of the DOE, Interboro believed that the Title IV reviewers were going to review more files before submitting a draft report to Interboro. By August 11, 2005, the DOE had not requested more files. Accordingly, Interboro cannot predict with certainty whether the DOE will ask for additional files or, if it does, the extent of the DOE’s further review. Interboro also cannot predict when it will receive the reviewers’ draft written report or the timing and amount of Title IV refunds Interboro will be required to make to the DOE.

Comparison of three months ended June 30, 2005 to three months ended June 30, 2004.

The following table summarizes our operating results as a percentage of our total revenue for the second quarters of 2005 and 2004.

	Three months ended June 30,
	2005	2004
Total revenue	100.0	100.0

Cost of revenue	31.2	34.0
Selling, general and administrative expenses	63.9	77.0
Total operating expenses	95.1	111.0
Income before provision for income taxes	4.7	(11.7)
Net income/(loss)	3.3	(10.0)

Total revenue for the second quarter 2005 increased 66%, or $3,823,000, to $9,656,000 from $5,833,000 for the second quarter 2004. Each of Interboro’s sites contributed to the revenue increase: Manhattan $1,817,000, Flushing $922,000, Washington Heights $940,000 and Yonkers $144,000.

Interboro’s full-time student enrollment for its summer 2005 semester rose by 34% to 2,650 students from 1,975 students for its 2004 summer semester.

Revenue recognized in the second quarter from summer enrollment was limited to 49% in 2005 as compared to 55% in 2004. The summer 2005 semester began May 16, 2005, due to the late start of the spring 2005 semester, and accounted for 34 days of revenue recognition in the second quarter 2005. The second quarter 2005 also included 21 days of revenue recognition attributable to the spring 2005 semester. In contrast, the summer 2004 semester started May 10, 2004 and accounted for 38 days of revenue recognition in the second quarter 2004, except with respect to Interboro’s Yonkers site, which only had 28 days of revenue recognition, or $57,000 less revenue recognized. The 2004 second quarter also included twelve days of revenue recognition attributable to the spring 2004 semester. The four less days of revenue recognition, attributable to the summer semester, in the 2005 second quarter amounted to $522,000 and is included in our deferred revenue of June 30, 2005.

Our total deferred revenue at June 30, 2005 of $ 4,706,000 will be recognized as revenue in the third quarter of 2005 as compared to $3,582,000 of deferred revenue that was recognized in the third quarter 2004.

The 2005 second quarter’s revenue was positively affected by tuition increases, commencing with the fall 2004 semester, from $3,900 to $4,100 per semester for all programs except ophthalmic dispensing, and from $4,000 to $4,200 for ophthalmic dispensing. Starting with the fall 2005 semester, Interboro’s tuition will be $4,300 per semester for all programs except ophthalmic dispensing, which will be $4,400.

In the second quarter 2005, Interboro offered grants to pay a portion of tuition totaling approximately $320,000 to continuing students in good academic standing and to certain new students. These students would not otherwise have been able to attend Interboro. The grants reduced second quarter revenue by $109,000 and will reduce next quarter’s revenue by $211,000. Grants given in the first quarter 2005 reduced second quarter 2005 revenue by an additional $117,000. In contrast, second quarter 2004 grants totaled $146,000 and reduced that quarter’s revenue by $79,000 and the next quarter’s revenue $67,000. All of the grants permit Interboro to further improve its retention rates and to receive the maximum Pell and TAP grants to which these individual students are entitled.

Starting with its fall 2005 semester, Interboro will make loans of up to $1,200 per eligible student to cover any shortfall in the student’s ability to pay tuition, including out of Pell and TAP grants. These loans will not be made under Title IV or any other third party loan program. Collection of outstanding loans will be outsourced to a firm that has a good track record in collecting college loans.

As a result of PSB’s change of ownership and relocation of its campus, PSB has not had revenue since it was acquired by us in January 2005. PSB started offering classes and generating revenue in July 2005.

Cost of revenue increased 52% or $1,027,000, to $3,013,000, in the second quarter 2005 from $1,986,000, for the second quarter 2004. Most all of the increase is attributable to the increase, from January 30, 2004 to June 30, 2005, in Interboro faculty and admissions personnel. In addition, Interboro hired a higher percentage than usual of full-time faculty in the first quarter 2005 in order to help increase its retention and graduation rates and to accommodate up to a 40% enrollment growth rate for 2005 over 2004.

By job description, the number of personnel included in cost of revenue is:

	June 30,
	2005	2004

Adjunct instructors	81	99
Full-time instructors*	67	40
Tutors and testers	64	54
Admissions staff	44	36
Deans and staff	20	17
Academic advisors	18	16
Librarians	11	9
Total	305	271

*	Includes developmental specialists who provide additional instruction in our continuing effort to increase retention and graduation rates.

As a result of personnel and salary increases made to support Interboro’s academic and administrative growth, salaries made up 94% of the cost of revenue in the second quarter of 2005 and the second quarter of 2004. Interboro’s decision to compete for more seasoned and qualified personnel required that salary levels be increased for these new hires.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the second quarters of 2005 and 2004:

	Three months ended June 30,
	2005*	2004

Salaries and benefits	26.0	41.1
Marketing	9.7	10.7
Depreciation	4.6	3.6
Professional and consulting fees	2.0	3.1
Non cash compensation	1.0	0.2
Other expenses	20.6	18.3
Total	63.9	77.0

*Includes $148,000 of costs incurred by PSB.

Salaries and benefits increased by 5%, or $113,000, to $2,508,000, for the second quarter 2005 from $2,395,000 for the second quarter 2004. The increase was offset by approximately $185,000 of salary and benefits savings from outsourcing security services starting in September 2004. All employee costs that are not included in cost of revenue are included in this category, including benefit costs for all of our employees.

The increase in salaries and benefits resulted, in significant part, from hiring personnel, during the period June 30, 2004 to June 30, 2005, needed to support Interboro’s growth. It also resulted from increases in salary levels that were made to attract and retain seasoned and qualified executive and other personnel.

The table below summarizes changes in salaries and wages.

	Three months ended June 30,
	2005	2004

Wages	$1,847,000	$1,759,000
Employees benefits	274,000	235,000
Payroll taxes	387,000	401,000
Total	$2,508,000	$2,395,000

Marketing costs increased by 50% or $312,000 to $938,000 for the second quarter 2005 from $626,000 for the second quarter 2004. These costs are mostly for newspaper and subway advertising and telemarketing. They also include costs for direct mail and promotional items.

Depreciation and amortization increased by $236,000 to $445,000 for the second quarter 2005 from $209,000 for the second quarter 2004. The increase is primarily due to our investment in property and equipment of $4.0 million in 2004 and $1.5 million in 2005 to support our growth.

Professional and consulting fees increased by $11,000 to $194,000 for the second quarter 2005, from $183,000 for the second quarter 2004. The 2005 fees primarily consist of $55,000 of accounting fees and payroll related fees, $46,000 of directors’ fees, $75,000 of legal and consulting fees and $18,000 for fees related to our compliance with Section 404 of Sarbanes Oxley Act of 2002. We anticipate we will have significant additional expense in 2005 relating to our compliance with Sarbanes-Oxley.

Non cash compensation was $101,000 for the second quarter 2005 as compared to $11,000 for the second quarter 2004 This increase primarily results from $92,000 of expense of option grants made to three of our executive officers to purchase 181,131 shares of EVCI’s common stock at $4.70 per share that were approved at our stockholders meeting held July 27, 2004. We will record $101,000 additional expense for each of our remaining quarters of 2005. Starting in the first quarter of 2006, we will adopt FASB 123R under which we will expense the fair value of all options granted over their respective vesting periods.

As a result of our growth, other expenses increased by $921,000, or 86%, to $1,989,000 for second quarter 2005 from $1,068,000 for second quarter 2004. Approximately 89%, in 2005, and 97%, 2004, of these other expenses consisted of the following:

	Three months ended June 30,
	2005	2004

Rent and utilities	$764,000	$515,000
Outside security(1)	214,000	--
Bad debt expense	100,000	--
Insurance	150,000	117,000
Equipment rental expense	48,000	56,000
Telephone and internet	206,000	120,000
Supplies	122,000	57,000
Travel and entertainment	58,000	84,000
Investor relations	39,000	24,000
Sales and miscellaneous taxes	60,000	36,000
	$1,761,000	$1,009,000

(1)	In September 2004, Interboro began outsourcing its security services.

Net income increased by $904,000 to $320,000 for the second quarter 2005 from a loss of $584,000 for the same quarter 2004 because we had a 66% increase in revenue and a decrease in our operating expenses, as a percentage of our revenue, from 111% to 95%.

The increases in our basic and diluted net income per common share were offset by increases in our weighted average number of shares outstanding resulting primarily from the issuance of common stock and warrants in a private placement in March 2004 and also from grants of options and exercises of warrants and options.

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004

The following table summarizes our operating results as a percentage of our total revenue for the six months ended June 2005 and 2004.

	Six months ended June 30,
	2005	2004

Total revenue	100.0	100.0

Cost of revenue	29.1	25.2
Selling, general and administrative expenses	64.0	61.7
Total operating expenses	93.1	86.9
Income before provision for income taxes	6.6	12.5
Net income	5.0	10.5

Total revenue for the six months ended June 2005 increased 39%, or $5,529,000, to $19,850,000 from $14,321,000, for the six months ended June 2004. Each of Interboro’s sites contributed to the revenue increase: Manhattan $2,004,000, Flushing $1,219,000, Washington Heights $1,659,000 and Yonkers $647,000.

Interboro’s full-time student enrollment for the six months ended June 2005 semester rose by 33% to 6,350 students from 4,775 students for its six months ended June 2004.

The first six months of 2005 had 104 days of revenue recognition related to the spring and summer 2005 semesters. In contrast, the first six months of 2004 had 108 days of revenue recognition related to the spring and summer 2004 semester. The difference of four days is attributable to the later start dates of the 2005 spring and summer semesters as compared to the same semesters of 2004. The difference amounts to $522,000 of additional revenue that will be recognized in our next quarter. The effect this additional revenue could have had on the first six months of 2005 is disclosed below.

The six months ended June 2005 was positively affected by tuition increases, commencing with the fall 2004 semester, from $3,900 to $4,100 per semester for all programs except ophthalmic dispensing, and from $4,000 to $4,200 for ophthalmic dispensing.

During the first six months of 2005, Interboro offered grants to pay a portion of tuition totaling $708,000 to continuing students in good academic standing and to certain new students. These students would not otherwise have been able to attend Interboro. The grants reduced revenue for the first six months by $479,000 and will reduce next quarter’s revenue by $211,000. In contrast, during the first six months of 2004, grants totaled $306,000 and reduced revenue for the six months by $239,000. The grants permitted Interboro to further improve its retention rates and to receive the maximum TAP and Pell grants to which these individual students are entitled.
As a result of PSB’s change of ownership and relocation of its campus, PSB has not had revenue since it was acquired by us in January 2005.

Cost of revenue increased 60% or $2,166,000, to $5,781,000, for the six months ended June 2005 from $3,615,000 for the six months ended June 2004. Most all of the increase is attributable to the increase, from June 30, 2004 to June 30, 2005, in Interboro faculty and admissions personnel and support personnel that were hired to support Interboro’s growth. In addition, Interboro hired a higher percentage than usual of full-time faculty in the first quarter 2005 in order to help increase its retention and graduation rates and to accommodate up to a 40% enrollment growth rate for its six months ended June 2005 as compared to its six months ended June 30, 2004. Cost of revenue included $39,000 attributable to PSB.

As a result of personnel and salary increases made to support Interboro’s academic and administrative growth, salaries made up 95% of the cost of revenue for the six months ended June 2005 and 94% of the cost of revenue for the six months ended June 2004. Interboro’s decision to compete for more seasoned and qualified personnel required that salary levels be increased for these new hires.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the six months ended June 2005 and 2004:

	Six months ended June 30,
	2005*	2004

Salaries and benefits	26.3	31.0
Marketing	9.2	9.3
Depreciation	4.3	2.6
Professional and consulting fees	2.6	2.3
Non cash compensation	1.0	0.2
Other expenses	20.6	16.3
Total	64.0	61.7

*Includes $239,000 of costs incurred by PSB.

Salaries and benefits increased by 18%, or $792,000, to $5,229,000, for the six months ended June 2005 from $4,437,000 for the six months ended June 2004. All employee costs that are not included in cost of revenue are included in this category, including benefit costs for all of our employees. Security wages and benefits included in the 2004 first six months were approximately $389,000 versus $55,000 for the first six months of 2005 because Interboro has outsourced its security services since September 2004.

The increase in salaries and benefits resulted, in significant part, from hiring personnel, during the period June 30, 2004 to June 30, 2005, needed to support Interboro’s growth. It also resulted from increases in salary levels that were made to attract and retain seasoned and qualified executive and other personnel.

The table below summarizes changes in salaries and benefits.

	Six months ended June 30,
	2005	2004

Wages	$3,736,000	$3,302,000
Employees benefits	530,000	407,000
Payroll taxes	963,000	728,000
Total	$5,229,000	$4,437,000

Marketing costs increased by 37% or $499,000 to $1,834,000 for the six months ended June 2005 from $1,335,000 for the six months ended June 2004. These costs are mostly for newspaper and subway advertising and telemarketing. They also include costs for direct mail and promotional items. In addition, a portion of the increase is attributable to a higher cost per new enrollment.

Depreciation and amortization increased by $484,000 to $857,000 for the six months ended June 2005 from $373,000 for the six months ended June 2004. The increase is primarily due to our investment in property and equipment of $4.0 million in 2004 and $1.5 million in 2005, to support our growth.

Professional and consulting fees increased by $176,000 to $504,000 for the six months ended June 2005, from $328,000 for the six months ended June 2004. The 2005 fees primarily consist of $143,000 of accounting and payroll related fees, $116,000 of directors fees, $204,000 for legal and consulting fees and $41,000 for fees related to our compliance with Section 404 of Sarbanes Oxley Act of 2002. We anticipate we will have significant additional expense for 2005 relating to our compliance with Sarbanes-Oxley.

Non cash compensation was $202,000 for the six months ended June 2005 as compared to $22,000 for the six months ended June 2004. This increase primarily results from $184,000 of expense of option grants made to three of our executive officers to purchase 181,131 shares of EVCI’s common stock at $4.70 per share that were approved at our stockholders meeting held July 27, 2004. We will record $101,000 additional expense for each of our remaining quarters of 2005. Starting in the first quarter of 2006, we will adopt FASB 123R under which we will expense the fair value of all options granted over their respective vesting periods.

As a result of our growth, other expenses increased by $1,738,000, or 74%, to $4,080,000 for the six months ended June 2005 from $2,342,000 for the six months ended June 2004. Approximately 91%, in 2005, and 90%, in 2004, of these other expenses consisted of the following:

	Six months ended June 30,
	2005	2004

Rent and utilities	$1,510,000	$1,037,000
Outside security(1)	473,000	--
Telephone and internet	406,000	282,000
Bad debt expense	300,000	--
Insurance	290,000	210,000
Supplies	228,000	176,000
Travel and entertainment	162,000	171,000
Investor relations	140,000	61,000
Equipment rental expense	110,000	95,000
Sales and miscellaneous taxes	78,000	75,000
	$3,697,000	$2,107,000

(1)	In September 2004 Interboro began outsourcing its security services.

Prior to outsourcing its security services, Interboro’s security costs were included in salaries and benefits. The increase in security costs for the 2005 first six months versus the 2004 first six months results from the out sourcing of security services at higher cost and our addition of new annexes and our enrollment growth.

Our bad debt expense in the first six months of 2005 results from increases in withdrawals from Interboro by students paying all or a portion of their tuition from their own resources.

If Interboro had started its spring and summer 2005 semesters on the same dates as its spring and summer 2004 semesters and we did not have the costs of operating PSB, the adjustments to net income and diluted income per common share for the six months ended June 30, 2005 would be as follows:

Net income as reported	$987,000

Add:
Additional revenue(1)	447,000
PSB costs	278,000
1,712,000
Deduct:
Assumed tax on additional revenue	(145,000)
Adjusted net income	$1,567,000
Adjusted diluted net income per common share (2)	$0.12

(1)	After deducting salaries of $75,000 of adjunct instructors that are a variable cost directly related to this revenue.
(2)
Based on 12,941,861 weighted average number of common shares outstanding for the six  months ended June 30, 2005 versus 12,388,334 weighted average number of shares outstanding  for six months ended June 2004.

The adjusted net income and adjusted diluted net income per common share amounts set forth above are non-GAAP financial measures that should not be considered as an alternative to net income and net income per common share as indicators of operating performance. Management believes this information is of interest to investors as a supplemental measure of EVCI’s operating performance, particularly in light of the significant difference in the start dates of the spring and summer 2005 and 2004 semesters and the fact that PSB made no contribution to our revenue during the first six months of 2005.

Liquidity and capital resources

Our sources and uses of funds during the first six months of 2005 and our cash balances on January 1, and June 30, 2005 are summarized below:

Sources:
Cash collections from operations	$13,686,000
Proceeds from exercises of options and warrants	700,000
$14,386,000
Uses:
Payment of operating expenses	16,872,000
Deposits required	986,000
Payment of notes payable	167,000
Payment of principle of capital leases	487,000
Purchase of property and equipment	1,102,000
Payment of purchase price for PSB	670,000
20,284,000
Net decrease in cash	(5,898,000)
Cash on hand at January 1, 2005	10,504,000
Cash on hand at June 30, 2005	$4,606,000

Of our $12,600,000 of student accounts receivable at June 30, 2005, we collected $7.4 million by August 10, 2005. We expect to collect another $2.4 million by September 30, 2005. Another $1.0 million of TAP grants is expected to be collected in October 2005. Interboro also expects to collect the balance of $1.8 million, from students on payment plans by June 30, 2006.

Our cash generated from operations and cash on hand will be sufficient to satisfy our cash needs for 2005. In addition to the $16.0 million of debt EVCI expects to incur to finance the acquisition of Technical Career Institutes, Inc., management may decide to seek additional financing for expansion internally or by acquisition.

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

•	Interboro Institute’s failure to comply with extensive federal and New York State regulations could have a material adverse impact on its ability to operate and grow.

•	Adverse changes in the rules governing, or the amount or timing of, TAP disbursements could materially impede Interboro’s ability to operate.

•	Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede our ability to operate.

•
An ongoing or future Title IV program review could result in Interboro being required to make material refunds of Pell grants and EVCI being required to reduce its income by the amount of those refunds.

•	A future TAP audit could result in Interboro being required to make material refunds of TAP grants and EVCI being required to reduce its income by the amount of those refunds.

•	Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s ability to operate and grow.

•	Interboro’s aggressive growth has attracted significant attention that could result in higher regulatory scrutiny and media coverage that could have an adverse affect on us and our stock price.

•
If the New York State Education Department does not give Interboro the requisite approval to open new college sites or to receive extension center status for its Yonkers site, Interboro’s operations and growth could be materially and adversely affected.

•
If Interboro is unable to continue to improve its retention and graduation rates, the New York State Education Department may seek to limit its operations and growth, including by denying extension center status to its Yonkers site, and requiring a significant reduction in enrollments at that site.

•
If Interboro is unable to continue to improve its retention and graduation rates, the New York State Education Department may seek to have the Board of Regents deny or adversely condition Interboro’s reaccredidation.

•	If Interboro is unable to obtain additional or replacement space, Interboro’s internal growth rate will be materially limited.

•
The New York State Education Department may withhold approval of Interboro’s Yonkers site as an extension center and/or recommend limits to enrollment at Interboro’s main campus and/or Washington Heights extension center, if Interboro is not able to secure additional space for its main campus and/or Washington Heights sites.

•	If the maximum Title IV and TAP grants do not increase over time, our margins and, eventually, our ability to operate without participating in Title IV loan programs could be adversely affected.

•	Interboro’s failure to effectively open and operate new college sites, or annexes to existing sites, could adversely affect our business.

•
EVCI faces substantial challenges and risks in attempting to integrate new acquisitions, including PSB and, if consummated, TCI, that could have a material adverse effect on its operations and future success.

•	The seasonality of Interboro’s enrollments produces significant variations in our results from quarter to quarter.

•	The differences in the start dates of Interboro’s semesters from year to year produces significant variations in our results from quarter to quarter.

•	The loss of the services of key management personnel of EVCI or Interboro, could have a material adverse effect on our operations and growth.

•
If EVCI and its subsidiaries are unable to compete effectively for the additional management personnel that they need to competently handle growth, their operations, regulatory compliance and financial results could be adversely affected.

•	Interboro’s failure to effectively manage its aggressive enrollment growth could hurt our business.

•	Our business and results could materially suffer if we improperly balance or divert resources from our operations to making acquisitions or if we make acquisitions that do not meet our expectations.

•	Threatened or actual legal proceedings against Interboro by regulatory agencies or private parties could have a material adverse effect on our business.

•	Interboro’s new internal loan program could result in additional material bad debt expense as a result of students defaulting on their loans.

•
If the operation of Interboro’s computer system is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired.

•	Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect Interboro.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	PSB may not become fully operational by the fall 2005 because of construction delays.

•	Grant application deadlines and other requirements of Pennsylvania grant programs could prevent PSB’s students from obtaining grants and, as a result, adversely effect PSB’s enrollment and revenue.

•	PSB may not succeed in enrolling a significant number of students for the fall 2005 semester or thereafter.

•	PSB’s growth potential could be adversely affected if it cannot obtain degree granting authority for its three new business diploma programs.

•	A change of control of EVCI would adversely affect Interboro’s receipt of Pell and TAP funds.

•	A change of control of EVCI would cause regulatory and accrediting authorities to return Interboro to a probationary status.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

•	Our share price has ranged greatly since we went public and may be very volatile in the future.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

In addition, the following are some of the risk factors relating to our proposed acquisition of Technical Career Institutes, Inc.

•	There could be a failure to satisfy closing conditions in the acquisition agreement.

•
There could be a failure to complete the negotiation, or satisfy closing conditions, of a definitive loan agreement, in which case EVCI would be subject to a breach of contract claim by the seller of TCI if EVCI cannot timely find alternative financing.

•	There could be unexpected delays in closing the purchase of TCI.

•
As is often the case with acquisitions, regulators may impose conditions following the closing, which alone, or together with other factors, could have an adverse impact on management’s efforts to increase TCI’s revenues and improve its operating results.

•	There are other regulatory risks, many of which are the same for TCI and EVCI, including those set forth in EVCI’s 10-KSB for its year ended December 31, 2004 and above in this 10-Q.

Item 4. Controls and Procedures

(a) Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. Management is implementing plans, however, to improve the segregation of duties within our financial and administrative functions. In the second quarter the implementation included:

•	recruiting candidates for two positions in Interboro’s accounting department

•	the commencement of field work in May 2005 by a consulting firm that is, to assisting us in our compliance with Section 404 of the Sarbanes-Oxley Act of 2004.

However, there was no change in our internal control over financial reporting that occurred during our second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to evaluate the employees involved and the control procedures in place as well as the costs and benefits of making changes in the number and duties of employees. We will also continue working to document controls this year and to identify other items that might require remediation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

At EVCI’s annual meeting held on June 15, 2005, the stockholders voted to approve all of management’s proposals as follows:

1.     For the election of class 3 directors to hold office until our 2008 annual meeting, the voting for each nominee was:

Name	Votes For	Votes Withheld
Richard Goldenberg	10,214,290	1,235,100
Ellie Housman	10,192,462	1,256,928

2.     For the approval of amendments to our 2004 Incentive Stock Plan:

Votes For	Votes Against	Abstained
4,390,269	4,151,150	17,774

3.      For ratifying the appointment of Goldstein Golub Kessler LLP as our independent auditors for the 2005 fiscal year:

Votes For	Votes Against	Abstained
11,008,458	468,253	22,679

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[9]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[9]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, dated January 1, 2003.

10.3[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[16]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19]	--	2004 Amended and Restated Incentive Stock Plan

10.25[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21]	--	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]	--
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]	--	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22]	--	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22]	--	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.30[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Dr. Arol I. Buntzman dated January 1, 2003.

10.31[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Dr. John J. McGrath dated January 1, 2003.

10.32[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.33[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.34[25]	--	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.34 [25]	--	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.34 [25]	--	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.35 [24]	--
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.35 of this report.

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2005

EVCI CAREER COLLEGES HOLDING CORP.

By:	/s/ Richard Goldenberg
Richard Goldenberg
Chief Financial Officer (Principal Financial and Accounting Officer)

By: /s/ Richard Goldenberg
Richard Goldenberg

EXHIBIT INDEX

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[9]	--	Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated January 1, 2003.

10.2[9]	--	Employment Agreement between the Registrant and Dr. John J. McGrath, dated January 1, 2003.

10.3[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement.

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17[16]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19]	--	2004 Amended and Restated Incentive Stock Plan

10.25[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21]	--	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]	--
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]	--	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22]	--	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22]	--	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.30[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Dr. Arol I. Buntzman dated January 1, 2003.

10.31[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Dr. John J. McGrath dated January 1, 2003.

10.32[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.33[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.34[25]	--	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.34 [25]	--	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.34 [25]	--	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.35 [24]	--
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.35 of this report.

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.