Form 10-Q
period 2005-09-30
EVCI Career Colleges Holding Corp
filed 2005-11-22
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,595,999 shares as of November 18, 2005.

Page
Part I Financial Information

Item 1. Condensed Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)	1
Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	2
Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	3
Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview	9
Comparison of the Three months ended September 30, 2005 and 2004	12
Comparison of the Nine months ended September 30, 2005 and 2004	15
Liquidity and capital resources	17
Forward-looking statements and risk factors	18

Item 4. Controls and Procedures	23

Part II Other Information

Item 1. Legal Proceedings	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	27

-i-

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$9,893,392	$10,504,308
Student accounts receivable, less allowance for doubtful accounts of $3,198,000 and $105,000, respectively	25,045,636	6,015,719
Prepaid expenses and other current assets	1,188,620	137,410
Total current assets	36,127,648	16,657,437

Property and Equipment - net	6,924,523	4,733,185
Intangible assets	13,051,210	–
Goodwill	5,061,934	3,914,624
Deferred income tax asset, net of valuation allowance of $1,827,500	5,557,500	5,557,500
Other assets	3,207,852	475,226
Total Assets	$69,930,667	$31,337,972

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,538,231	$3,046,707
Income taxes payable	–	329,729
Revolving credit line	2,000,000	–
Deferred tuition revenue	23,336,566	1,834,510
Current portion of capital lease obligation	308,267	275,329
Current portion of notes payable	2,000,000	318,907
Total current liabilities	33,183,064	5,805,182

Capital lease obligation, net of current portion	544,322	585,337

Notes payable, net of current portion	11,000,000	286,518

Deferred rent	807,846	766,710
Total liabilities	45,535,232	7,443,747

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	–	–
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and outstanding 12,595,999 and 12,329,603 shares, respectively	1,264	1,254
Additional paid-in capital	51,929,328	49,922,445
Deferred compensation	(1,000,000)	–
Accumulated deficit	(26,535,157)	(26,029,474)
Stockholders' equity	24,395,435	23,894,225
Total Liabilities and Stockholders' Equity	$69,930,667	$31,337,972

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net revenue	$9,962,420	$6,445,519	$29,702,668	$20,626,605
Other income	137,485	63,952	247,462	204,282
Total revenue	10,099,905	6,509,471	29,950,130	20,830,887

Operating expenses:
Cost of revenue	3,553,572	2,012,841	9,334,351	5,521,691
Selling, general and administrative	8,124,036	5,827,942	20,830,463	14,771,217
Total operating expenses	11,677,608	7,840,783	30,164,814	20,292,908

Income/ (Loss) from operations	(1,577,703)	(1,331,312)	(214,684)	537,979

Other income (expense):
Interest and financing costs	(66,027)	(34,166)	(169,680)	(150,572)
Interest income	30,931	15,944	78,681	47,876

Income/ (Loss) before provision for income taxes	(1,612,799)	(1,349,534)	(305,683)	435,283

Provision/ (Benefit) for income taxes	(120,000)	(170,000)	200,000	105,000

Net income/ (Loss)	(1,492,799)	(1,179,534)	(505,683)	330,283

Net income/ (Loss) per common share:
Basic:	$(0.12)	$(0.10)	$(0.04)	$0.03
Diluted:	$(0.12)	$(0.10)	$(0.04)	$0.03

Weighted-average number of common shares outstanding:
Basic	12,432,867	12,208,645	12,412,218	11,768,668
Diluted	12,432,867	12,208,645	12,412,218	12,446,452

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income/ (loss)	$(505,684)	$330,283
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation and amortization	1,403,521	633,220
Bad debt expense	300,000	–
Non cash compensation expense	302,976	213,984
Changes in operating assets and liabilities; net of effects of acquisition:
Increase in students accounts receivable	(5,012,805)	(12,528,709)
Increase in prepaid expenses and other current assets	(47,289)	(164,210)
Increase in other assets	(35,992)	–
Increase/(decrease) in accounts payable and accrued expenses and income taxes payable	(1,378,485)	1,571,269
Increase in deferred tuition revenue	9,615,916	10,819,870
Increase in deferred rent	41,136	577,290
Net cash provided by operating activities	4,683,294	1,452,997

Cash flows from investing activities:
Purchases of property and equipment	(2,417,652)	(1,726,851)
Deposits required	(1,042,940)	(289,758)
Return of restricted certificates of deposit	–	259,252
Repayment of notes receivable	–	67,500
Payments on accrued purchase price payable	–	(2,815,383)
Cash paid on acquisitions, net of cash received of $1,176,709	(15,552,922)	–
Net cash used in investing activities	(19,013,514)	(4,505,240)

Cash flows from financing activities:
Principal payments on capital lease obligation	(599,188)	(361,302)
Principal payment on notes payable	(605,425)	(758,334)
Proceeds from issuance of debt	15,000,000	–
Payment of deferred financing costs	(780,000)	–
Proceeds from issuance of common stock	–	9,348,841
Proceeds from exercise of options and warrants	703,917	618,354
Net cash provided by financing activities	13,719,304	8,847,559

Net increase (decrease) in cash and cash equivalents	(610,916)	5,795,316

Cash and cash equivalents at beginning of period	10,504,308	2,522,107
Cash and cash equivalents at end of period	$9,893,392	$8,317,423

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$126,784	$150,572
Income taxes	$135,501	$384,801

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred in the acquisition of equipment	$591,111	$1,065,161

The Company purchased all of the outstanding stock of Pennsylvania School of Business, Inc. and Technical Career Institutes, Inc. for an aggregate purchase price of $16,727,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$32,156,000	–
Cash paid for acquisitions	$16,730,000	–
Liabilities assumed	$15,426,000	–

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of EVCI Career Colleges Holding Corp. and its wholly-owned subsidiaries, Interboro Institute, Inc. (“Interboro”), Interboro Holding, Inc, Technical Career Institutes, Inc. (“TCI”), and Pennsylvania School of Business, Inc. (“PSB”). References to “we,”“our,” and “us” mean EVCI and its subsidiaries unless the context requires otherwise. All intercompany balances and transactions have been eliminated in consolidation.

EVCI provides on-campus career college education through its subsidiaries.

Interboro. Approximately 93% of our revenue through the third quarter of 2005, was generated by Interboro. Interboro offers degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and extension center, in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York. Each of these sites has an annex that became operational for the fall semester 2004. Interboro opened additional annexes in Flushing and Washington Heights at the beginning of the fall 2005 semester. Interboro is accredited by the New York State Board of Regents. We acquired Interboro in January 2000.

TCI. We acquired TCI on September 16, 2005. TCI offers two-year Associate Degree and certificate programs, with an emphasis on technology. The main campus is on 31st Street diagonally across from Penn Station, and is supported by a nearby annex facility. TCI is accredited by the New York State Board of Regents. In addition, TCI was recently awarded regional accreditation by the Middle States Commission on Higher Education, which must approve TCI’s change of control. Middle States is located in, Philadelphia, PA.

PSB. We acquired PSB in January 2005. PSB is authorized to offer two Associate in Specialized Business degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. As permitted by the Pennsylvania State Education Department, after six months of teaching the three business diploma programs, PSB plans to seek authorization to award the Associate in Special Business degree for those programs. PSB recently relocated to downtown Allentown, Pennsylvania and is offering programs there.

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Our results of operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2004 and for the year then ended, and the notes thereto, in our 10-KSB for the year ended December 31, 2004.

There have been no significant changes in our accounting policies since December 31, 2004. Certain 2004 amounts have been reclassified, where appropriate, to conform to the 2005 presentation.

Note 2 - Stockholders’ Equity

Earning per share

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

	Three months ended Sept 30,		Nine months ended Sept 30,
	2005	2004	2005	2004

Basic weighted average number of common shares outstanding	12,432,867	12,208,645	12,412,218	11,768,668
Effect of assumed exercise of outstanding options	–	–	–	425,615
Effect of assumed exercise of outstanding warrants	–	–	–	252,169
Diluted weighted average number of shares of common stock outstanding	12,432,867	12,208,645	12,412,218	12,446,452
Options and warrants not included above*	2,318,594	1,812,873	2,318,594	416,438

*	Not included because their effect would be anti-dilutive.

Contingent Stock Grant

On August 12, 2005, in connection with the modifications made to the employment agreements with our Chairman and our CEO and President, our board of directors approved the issuance of contingent restricted shares of 100,054 shares and 63,078 shares to our Chairman and our CEO and President, respectively. Vesting in these shares is contingent upon our meeting certain targeted increases in income from operations (excluding TCI and PSB) for the year ended December 31, 2005 as compared to 2004. The following table outlines the number of shares to be vested and the targeted percentage increases in income from operations:

	Targeted percentage increase in income from operations
	25%	20%	15%	10%

Chairman	100,054	75,041	50,027	25,014

Chief Executive Officer and President	63,078	47,308	31,539	15,769

We recorded the grant of these shares on August 12, 2005 at the fair market value of the shares at the date of grant ($6.13) and have recorded an offsetting amount of $1,000,000, as deferred compensation. This amount will be charged to operations in the event the targets are met. As of September 30, 2005, no amounts have been charged to operations since reaching the targets is unlikely. In the event that targets are not met, all unvested shares are forfeited.

Note 3 -Revenue Recognition

EVCI recognizes revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition (including holidays). Net revenue and related receivables are reduced for student refunds of tuition.

Note 4 - Employee Stock Options

During the third quarter 2005, there were no options granted to our employees or independent directors.

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

	Three months ended Sept 30,		Nine months ended Sept 30,
	2005	2004	2005	2004

Reported net income/(loss)	$(1,492,799)	$(1,179,534)	$(505,683)	$330,283
Add: stock-based employee compensation expense included in recorded net income, net of related tax effects	100,992	192,384	302,976	213,984
Deduct: total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(284,551)	(1,029,852)	(848,653)	(1,145,148)
Pro forma net income/(loss)	$(1,676,358)	$(2,017,002)	$(1,051,360)	$(600,881)

Reported net income/ (loss) per common share:
Basic	$(0.12)	$(0.10)	$(0.04)	$0.03
Diluted	$(0.12)	$(0.10)	$(0.04)	$0.03

Pro forma net loss per common share:
Basic	$(0.13)	$(0.17)	$(0.08)	$(0.05)
Diluted	$(0.13)	$(0.17)	$(0.08)	$(0.05)

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company on January 1, 2006. The Company will adopt SFAS No. 123R beginning in the first quarter of 2006.

Note 5- Acquisitions

Pennsylvania School of Business, Inc.

On January 11, 2005, we acquired for $670,000 the outstanding shares of Information Computer Systems Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school’s authority to operate under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and is being amortized on a straight line basis over five years.

Technical Career Institutes, Inc.

On September 16, 2005, EVCI acquired all of the outstanding common shares of TCI. The results of TCI’s operations have been included in the consolidated financial statements since that date. The consideration for the acquisition consisted of $16,057,000 of cash including transaction costs plus the assumption of $15,426,000 of liabilities. Payment of the purchase price was derived from $14,220,000 of proceeds from a new credit facility and well as cash from our current balances.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of assets acquired were obtained through a preliminary third-party valuation.

At September 16, 2005

Current assets	$16,468,000
Property and equipment	546,000
Intangible assets	12,440,000
Goodwill	1,147,000
Other assets	882,000
Total assets acquired	31,483,000
Current liabilities	15,363,000
Other liabilities	63,000
Total liabilities assumed	15,426,000
Net assets acquired	$16,057,000

Of the $12,440,000 of acquired intangible assets, $10,200,000 was assigned to the TCI trade name that is not subject to amortization. The remaining identified intangibles (consisting of curriculum, Middle States accreditation and student lists) of $2,240,000 have a weighted average useful life of three years. The remaining unidentified intangible assets of $1,147,000 was assigned to goodwill. Amortization expense relating to the identified intangibles amounted to $30,000 for the three and nine months ended September 30, 2005. All of the intangible assets are expected to be deductible for tax purposes.

The following unaudited summarized pro forma consolidated results of operations for the periods ended September 30, 2005 and 2004 assume that the TCI acquisition occurred on January 1, 2004 and reflect the historical operations of the purchased business adjusted for higher interest and amortization of deferred financing costs on borrowings, and increased amortization, net of applicable income taxes, resulting from the acquisition:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2005	2004	2005	2004

Revenue	$15,534,000	$13,622,000	$53,427,000	$45,570,000
Net loss	$(2,795,000)	$(2,093,000)	$(1,132,000)	$(101,000)
Diluted net loss per share	$(0.22)	$(0.17)	$(0.09)	$(0.01)

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

Note 6- Notes Payable

Our principal credit facility is a $16,000,000 collateralized borrowing agreement with a bank, which was entered into on September 16, 2005. This facility includes a revolving line of credit of up to $3,000,000 and a $13,000,000 term loan. The facility is secured by substantially all of our assets and expires on September 16, 2009.

On September 30, 2005, our outstanding borrowings under the facility were $15,000,000 consisting of $2,000,000 under the revolving credit line and $13,000,000 under the term loan.

The term loan matures on September 16, 2009 and requires quarterly principal prepayments as follows:

•	$500,000 per quarter, 12/31/05-9/30/06
•	$625,000 per quarter, 3/31/07- 9/30/08
•	$750,000 per quarter, 12/31/08- 6/30/09

Mandatory prepayments also include 50% of excess cash flow (as defined). Interest is computed, at our option, at either prime plus 2.00%, or LIBOR plus 3.25%. Both the Base Rate and the LIBOR margins can be reduced in future periods if certain cash flow leverage ratios are met. The weighted average interest rate on loans outstanding at September 30, 2005 was 7.25%.

The credit agreement contains certain financial covenants and restrictions on the payment of dividends.

Maturities of the term portion of this debt over the next four years is as follows:

Year ended September 30,
Total	2006	2007	2008	2009
$13,000,000	$2,000,000	$2,500,000	$3,000,000	$5,500,000

The credit agreement was amended in November 2005 to exclude capitalized leases from our annual capital expenditures limit of $2,500,000.

In connection with entering into this credit agreement we incurred $805,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs will be amortized on the straight line basis over the four-year life of the term loan. In the three and nine months ended September 30, 2005, amortization expense amounted to $8,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-KSB for the year ended December 31, 2004, and in conjunction with the financial statements and notes thereto for the three and nine month periods ended September 30, 2005 and 2004, included in Item 1 of this report. Some amounts may have been rounded or may be approximate. References in the discussion to EVCI mean EVCI Career Colleges Holding Corp. and subsidiaries, unless indicated otherwise.

Overview

Third Quarter and Subsequent Developments

•
Full-time student enrollment for the fall 2005 semester increased to approximately 7,600 as compared to approximately 3,900 for the fall 2004 semester. Full-time students in the fall 2005 semester include approximately 3,000 and 100 students attending TCI and PSB, respectively.

•
On September 19, 2005, EVCI announced that it had completed the acquisition of TCI for approximately $16,000,000. TCI’s results have been included with our results for the period from September 16, 2005 through September 30, 2005.

•
On October 3, 2005, we announced that Joseph J. Looney, 48, joined the Company as chief financial officer, effective October 1, 2005. Mr. Looney replaced Richard Goldenberg, who relinquished his duties as CFO of EVCI but retains his position as CFO of Interboro Institute and as a director of EVCI.

•	On October 19, 2005, EVCI announced that it had received a draft report of a compliance review of Interboro Institute undertaken by the New York State Education Department (“SED”).

The draft report assessed Interboro’s compliance with the laws, rules and regulations governing degree granting institutions in New York State as the result of Interboro’s application to SED for approval of its Yonkers site as an extension center and its rapid growth in enrollment. The draft report included assertions of irregularities in Interboro’s admissions practices. EVCI’s audit committee engaged Ritzert & Leyton, P.C., a firm with substantial experience in conducting internal investigations, to assist it in conducting an extensive investigation of admissions practices at Interboro. The following is a summary of the allegations and the findings in the report of Ritzert & Leyton, P.C.

The investigation determined that there is no basis to conclude that executive management was aware of the violations alleged and that there is no evidence to conclude that EVCI management directed, encouraged or ignored any of the alleged conduct. It also concluded that Interboro management and staff maintain a commitment to compliance with all applicable regulations governing the proprietary school industry at both the state and federal levels.

The investigation concluded that up to seven admissions test scores were changed by one tester at Interboro’s Yonkers site to permit students to pass. The investigation could not corroborate or refute, other than by receiving verbal denial, SED’s allegation that a tester at Interboro’s Flushing extension center changed a test score. No allegation was made by SED of any similar activity at any of the other Interboro locations and the investigation concluded that it appears the changing of test scores was isolated and not a pervasive problem.

There were also allegations by SED that, at Interboro’s Flushing extension center, test booklets had marks in them from prior usage that should have been deleted, and that proctors were not doing their jobs appropriately. The investigation did verify that there were markings in some test booklets that should have been erased but could not corroborate or refute, other than by receiving verbal denials, SED’s allegations regarding the conduct of proctors.

As indicated below, Interboro is outsourcing its testing.

The investigation also concluded a financial aid representative at Interboro’s Yonkers site appears to have participated in an improper or inappropriate discussion with what he believed to be a prospective student. The financial aid officer, in multiple interviews, repeatedly denied SED’s claim that he told an individual to produce a notarized statement that would misrepresent his income so he would be eligible for financial aid. The investigators believed, however, that evidence provided by SED and the financial aid representative’s demeanor and description of his work raised serious questions as to his reliability. Assuming SED’s allegation to be true, the investigators concluded that it was an isolated event and that it is not a pervasive problem at Interboro.

Furthermore the investigation found no evidence to suggest that any of these allegations were caused by the admissions department, or any goals reflected in Interboro’s union agreement regarding minimum numbers of student admissions representatives must enroll or face disciplinary action. That provision of the union agreement is being deleted. The investigators found only one instance in which an admission representative was terminated for poor performance and, further, that this termination resulted from performance issues broader than the mere number of enrollments attained.

Management has determined that the instances of misconduct documented during the investigation, individually or in the aggregate, are not material to the financial condition, results of operations, or liquidity of EVCI.

Interboro’s response to the remainder of the draft report was submitted to SED by the deadline of November 7, 2005. In its response to the SED draft report, Interboro agreed to accept most of the recommendations made by SED. The agreements made thus far that EVCI believes will individually or in the aggregate have a currently estimable financial impact on EVCI’s cash position and results of operations are summarized below:

•	Interboro will contract with an independent testing agency, acceptable to SED, to conduct its ability-to-benefit testing and placement testing.

•
Interboro is devising and implementing more rigorous testing and professional assessments regarding characteristics associated with college success in order to further increase retention and graduation rates.

•	Interboro will enhance remedial course work for entering students including special pre-enrollment skills classes.

•	Interboro will reduce the number of additional courses a full-time faculty member can teach each semester starting with the spring 2006 semester.

•	Interboro will increase the number of full time faculty, academic advisors and counselors at each Interboro site starting spring 2006 semester.

•	Interboro will further improve library facilities and collections and provide greater access to electronic data bases.

•	Interboro will further improve other physical facilities of the college, including adding classrooms and computer labs and creating additional offices for faculty and student support staff.

We currently estimate that the capital cost of implementing these agreements will be approximately $ 400,000 and will be incurred during the next 12 months. We also currently estimate that the annual increase in operating costs attributable to these agreements will be approximately $ 1,000,000 beginning in 2006.

We cannot predict when SED will issue its final report. Until Interboro can assess the full impact of all of the changes mandated by the final SED report, it will not be able to fully estimate the impact on its costs or reasonably assess the impact on its enrollments and revenues. Additional discussion regarding the SED compliance review is included below under the caption “Forward-looking statements and risk factors.”

In addition, until the draft report is finalized, we do not expect to comment publicly on the progress of any discussions with SED regarding the issues raised by the report.

•
In November 2005, Local 153 of the Office and Professional Employees International Union persuaded Interboro that it had enough support from Interboro’s full and part-time faculty to win an election. Interboro agreed to recognize the union. Interboro and Local 153 are planning to begin negotiations of a collective bargaining agreement.

Revenue Recognition

Revenue at each of EVCI’s colleges is recorded on the basis of three semesters annually. Each semester consists of 14 weeks (70 days) of classroom instruction. Final examinations are given during the 15th week of each semester. The first and last days of the three semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in revenue for the first, second or third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year.

In addition, when comparing a quarter to the same quarter in the prior year, the amount of revenue recognized in each quarter could be significantly affected by the dates a particular semester had started.

Capacity

Growth in registration at our colleges is limited by the capacity of the facilities in which our colleges operate. Total capacity can be reached if there is full registration for all courses for morning, afternoon, and evening courses at all of our instructional locations. To date we have not achieved total capacity and we believe that we are not likely to do so in the foreseeable future. A number of items act to constrain our capacity such as under utilization of our facilities in the afternoon as well as on Fridays and weekends.

Marketing

Marketing costs are expensed as incurred. However, most of the revenue attributable to new enrollments results from marketing undertaken and expensed prior to the semester in which the new enrollees first attend. The following table indicates each approximate period when marketing costs are incurred and the semester to which they relate:

Period	Semester

June through September	Fall
October through January	Spring
February through May	Summer

Seasonality

Revenue varies as a result of changes in the level of both new and continuing student enrollments. Most colleges and universities traditionally experience a greater seasonal increase in enrollments for the fall semester over the previous spring semester. For each of the academic years ended June 30, 2001-2004, spring semester enrollment at Interboro was greater than the immediately preceding fall semester’s enrollment. This was primarily due to Interboro’s rate of expansion and progress in increasing retention of existing students. While retention statistics continued to improve, spring 2005 enrollment was less than fall 2004 enrollment in significant part because management decided to slow Interboro’s rate of growth. We expect that we will experience greater seasonal increases in the fall over the preceding spring and that the spring enrollment will generally be less than the preceding fall.

As a result of seasonality, total student enrollment and net revenue are typically highest in our fourth and first quarters, which include period from October to March.

Title IV Program Review

On March 28, 2005, the U.S. Department of Education conducted an additional day of file review as part of the ongoing Title IV program review at Interboro. Based upon discussions at that time with representatives of the DOE, we believed that the Title IV reviewers were going to review more files before submitting a draft report to us. As of November 18, 2005 the DOE had not requested more files. Accordingly, we cannot predict with certainty whether the DOE will ask for additional files or, if it does, the extent of the DOE’s further review. We also cannot predict when we will receive the reviewer’s draft written report or the timing and amount of Title IV refunds, if any, Interboro will be required to make to the DOE. Furthermore, we do not know whether the compliance review by SED will trigger a review by the DOE.

Comparison of the three months ended September 30, 2005 to three months ended September 30, 2004

The following table summarizes our operating results as a percentage of our total revenue for the third quarters of 2005 and 2004:

	Three months ended September 30,
	2005	2004

Total revenue	100.0%	100.0%

Cost of revenue	35.2	30.9
Selling, general and administrative expenses	80.4	89.5
Total operating expense	115.6	120.4
Loss before provision for income taxes	(16.0)	(20.7)
Net loss	(14.8)%	(18.1)%

Total revenue for the third quarter of 2005 increased $3,591,000 to $10,100,000 from $6,509,000 for the third quarter of 2004. Each of our colleges contributed to the increase in revenue. Revenue at Interboro increased by $1,436,000. Revenue from our colleges acquired this year amounted to $2,106,000 at TCI and $49,000 at PSB.

Full time enrollment rose by 94.9% to 7,600 students in the fall semester of 2005 from 3,900 in the fall semester of 2004. Interboro’s enrollment increased by approximately 600 students in the fall semester of 2005 as compared to the fall semester of 2004. Enrollment at TCI and PSB for the fall semester of 2005 was approximately 3,000 and 100, respectively.

Revenue recognized in the third quarter of 2005 amounted to approximately 21% of total revenue attributable to fall 2005 enrollments at Interboro and PSB. A comparable percentage of fall 2004 semester revenue at Interboro was recognized in the quarter ended September 30, 2004. Revenue recognized at TCI amounted to 10 days of the fall 2005 semester consisting of revenue from the acquisition date of TCI through September 30, 2005.

Deferred revenue of $23,337,000 at September 30, 2005 will be recognized in the next quarter.

Our colleges offered partial grants totaling approximately $851,000 for the fall semester 2005 as compared to $375,000 in grants in the comparable semester last year. As a result of the grants, third quarter 2005 revenue was reduced by $168,000 and fourth quarter revenue will be reduced by $683,000. These grants average $600 per student for the fall semester.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants.

Although eligible, Interboro and PSB do not participate in Title IV loan programs. TCI does participate in Title IV loans and has a default management program that has been very successful.

Cost of revenue increased by 76.6% or $1,541,000 to $3,554,000 for the quarter ended September 30, 2005 as compared to $2,013,000 for the quarter ended September 30, 2004. Cost of revenue increased primarily due to increases salaries and wages for instructors, recruiters and advisers as well as cost of revenue incurred by TCI and PSB amounting to $536,000 and $36,000, respectively.

Personnel included in cost of revenue (remaining personnel costs are included with selling, general and administrative expenses) at September 30, 2005 consisted of the following:

	September 30, 2005
	Interboro	TCI	PSB	Total
Adjunct instructors	121	94	3	218
Full-time instructors	70	76	1	147
Tutors and Testers	62	6	–	68
Admissions staff	47	16	6	69
Deans and staff	16	3	1	20
Academic advisors	18	–	–	18
Librarians	9	5	–	14
Total	343	200	11	554

Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase student retention and graduation rates.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the third quarter of 2005 and 2004:

	Three months ended September 30,
	2005	2004

Salaries and benefits	30.1%	41.5%
Marketing	17.0	16.8
Depreciation	5.2	4.0
Professional and consulting fees	4.7	3.0
Non cash compensation	1.0	2.9
Other expenses	22.4	21.3
Total	80.4%	89.5%

Salaries and benefits increased by $344,000 to $3,044,000 at September 30, 2005 from $2,700,000 for the comparable period a year ago. Security personnel salaries at Interboro decreased by $165,000 (from $192,000 in 2004) in connection with the outsourcing of these services in 2005. Salaries and benefits from TCI and PSB amounted to $288,000 and $201,000, respectively for the quarter ended September 30, 2005. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs increased by 57.3% or $626,000 to $1,719,000 for the quarter ended September 30, 2005 as compared to $1,093,000 for the quarter ended September 30, 2004. Included in marketing costs at September 30, 2005 are costs of $82,000 and $212,000 from TCI and PSB, respectively. Marketing consists primarily of print and other media advertising costs used to attract new students.

Professional fees increased by 145.9% or $283,000 to $477,000 for the quarter ended September 30, 2005 as compared to $194,000 for the quarter ended September 30, 2004. This increase is primarily due to consulting fees in connection with complying with the internal control reporting requirements of the Sarbanes Oxley Act of 2002 as well as higher legal and other consulting costs. We anticipate that we will have significant additional expense in the fourth quarter relating to our compliance with the Sarbanes Oxley Act of 2002 as well as the costs, estimated to exceed $300,000, incurred in connection with the internal investigation previously described.

Non cash compensation charges decreased by $91,000 to $101,000 for the third quarter of 2005 as compared to $192,000 for the third quarter of 2004. This cost relates to the expensing of the value of options granted to three of our executive officers which is being charged to operations over the vesting period.

Depreciation and amortization increased by 100.4% or $261,000 to $521,000 for the quarter ended September 30, 2005 from $260,000 for the quarter ended September 30, 2004. This increase is due primarily to additional amortization on leasehold improvements made at our Interboro locations as well as depreciation and amortization from TCI and PSB of $37,000 and $19,000, respectively for the quarter ended September 30, 2005.

Other expenses increased by 62.9 % or $873,000 to $2,262,000 for the quarter ended September 30, 2004 from $1,389,000 for the quarter ended September 30, 2004. This increase consisted primarily of increases in rent, utilities and real estate taxes of $330,000 (including increases attributable to TCI and PSB of $299,000 and $48,000, respectively) as well as higher security costs of $214,000 relating to the outsourcing of these costs in 2005 which primarily were included with salaries. In addition, our telephone and bad debt expenses increased in the current period.

As a combined result of the factors discussed above, net loss increased by $313,000 to $1,493,000 for the quarter ended September 30, 2005 as compared to a net loss of $1,180,000 for the quarter ended September 30, 2004.

Comparison of the nine months ended September 30, 2005 to nine months ended September 30, 2004

The following table summarizes our operating results as a percentage of our total revenue for the first nine months of 2005 and 2004:

	Nine months ended September 30,
	2005	2004

Total revenue	100.0%	100.0%

Cost of revenue	31.2	26.5
Selling, general and administrative expenses	69.6	70.9
Total operating expense	100.8	97.4
Income/(loss) before provision for income taxes	(1.0)	2.1
Net income/(loss)	(1.7)%	1.6%

Total revenue for the first nine months of 2005 increased by 43.8% or $9,119,000 to $29,950,000 for the first nine months of 2005 from $20,831,000 for the first nine months of 2004. Each of our colleges contributed to the increase in revenue. Revenue at Interboro increased by $6,964,000. Revenue from our colleges acquired this year amounted to $2,106,000 at TCI and $49,000 at PSB.

Interboro’s full-time enrollment for the 2005 spring, summer and fall semesters increased by approximately 25% to 10,850 students from 8,700 students in 2004. However, revenue recognized for the first nine months of 2005 was limited to 68% of the total revenue attributable to the 2005 enrollments at Interboro. Revenue recognized at TCI amounted to 10 days of the fall 2005 semester consisting of revenue from the acquisition date of TCI through September 30, 2005.

Deferred revenue of $23,337,000 at September 30, 2005 will be recognized in the fourth quarter of 2005.

PSB’s revenue was approximately 50% less than it would have been for the third quarter of 2005 because PSB’s delayed start in marketing resulted in students missing the Pennsylvania State (PHEAA) grant application deadline of August 1.

Our colleges offered partial grants totaling approximately $1,559,000 for the nine months ended September 30, 2005 as compared to $681,000 in grants in the comparable period last year. Grants for PSB and TCI pertain only to the fall semester of 2005. As a result of the grants 2005 revenue was reduced by $876,000 and fourth quarter revenue will be reduced by $683,000. These grants average $500 per student and assist us in improving our student retention and graduation rates.

Our colleges sometimes make loans to eligible students to cover any shortfall in the student’s ability to pay tuition, including our of Pell and TAP grants.

Although eligible, Interboro and PSB do not participate in Title IV loan programs. TCI does participate in Title IV loans and has a default management program that has been very successful.

Cost of revenue increased by 69.0% or $3,812,000 to $9,334,000 for the first nine months of 2005 as compared to $5,522,000 for the first nine months of 2004. Cost of revenue increased primarily due to increases salaries and wages for instructors, recruiters and advisers as well as costs of revenue incurred TCI and PSB amounting to $535,000 and $36,000, respectively.

Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase student retention and graduation rates.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the first nine months of 2005 and 2004:

	Nine months ended September 30,
	2005	2004

Salaries and benefits	27.6	34.8
Marketing	11.9	11.7
Depreciation	4.6	3.0
Professional and consulting fees	3.3	2.5
Non cash compensation	1.0	1.0
Other expenses	21.2	17.9
Total	69.6	70.9

Salaries and benefits increased by $1,031,000 to $8,274,000 for the first nine months of 2005 from $7,243,000 for the comparable period a year ago. Included in salaries and benefits was $288,000 and $306,000 for TCI and PSB, respectively for the period since acquisition of each subsidiary. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees. For the nine months ended September 30, 2004, salaries included security wages of $545,000 as compared to $81,000 for the nine months ended September 30, 2005. Security at Interboro was outsourced in 2005 and those costs are now included with other expenses.

Marketing costs increased by 46.4% or $1,126,000 to $ 3,554,000 for the first nine months of 2005 as compared to $2,428,000 for the first nine months of 2004. Included in marketing costs at September 30, 2005 are costs of $82,000 and $233,000 from TCI and PSB, respectively. Marketing costs consist primarily of print and other media advertising used to attract new students. In addition, a portion of the increase is attributable to higher costs incurred per new enrollee.

Professional fees increased by 87.9% or $459,000 to $981,000 for the first nine months of 2005 as compared to $522,000 for the first nine months of 2004. This increase is primarily due to consulting fees in connection with complying with the internal control reporting requirements of the Sarbanes Oxley Act of 2002 as well as higher legal, consulting and board of directors’ fees. We anticipate that we will have significant additional expense in the fourth quarter relating to our compliance with the Sarbanes Oxley Act of 2002 as well as the cost incurred in connection with the internal investigation described above.

Non cash compensation charges increased by $89,000 to $303,000 for the first nine months of 2005 as compared to $214,000 for the first nine months of 2004. This cost relates to expensing the value of options granted to three of our executive officers which is being charged to operations over the vesting period.

Depreciation and amortization increased by 117.7% to $1,378,000 for the nine months ended September 30, 2005 from $633,000 for the nine months ended September 30, 2004. This increase is due primarily to additional amortization on leasehold improvements made at our Interboro locations as well as depreciation and amortization from TCI and PSB of $37,000 and $20,000, respectively, for the period from acquisition of those subsidiaries through September 30, 2005.

Other expenses increased by 70.0% to $6,341,000 for the nine months ended September 30, 2005 from $3,731,000 for the nine months ended September 30, 2004. This increase consisted primarily of increases in rent, utilities and taxes of $803,000 (including increases attributable to TCI and PSB of $299,000 and $140,000, respectively) as well as higher security costs of $707,000 relating to the outsourcing of these costs in 2005 which previously were included with salaries. In addition, telephone costs increased by $177,000 and bad debt expense increased by $300,000.

As a combined result of the factors discussed above, net loss increased to $506,000 for the nine months ended September 30, 2005, as compared to a net income of $330,000 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

We generated approximately $4,683,000 from our operating activities during the nine months ended September 30, 2005, expended $2,418,000 on purchases of property and equipment and expended $15,553,000 to acquire TCI and PSB. In addition, we were required to make $1,043,000 in deposits primarily in connection with capital improvements required under the terms of our lease at Interboro’s main campus in Manhattan. At September 30, 2005, we had cash and cash equivalents of approximately $9,893,000 and working capital of $2,945,000. We believe that our present working capital, cash generated from operations and amounts available under our bank loan agreement will be sufficient to meet our cash needs for the next year.

The terms of our $16,000,000 collateralized credit facility are summarized above in Note 6 to the Consolidated Financial Statements. The credit agreement requires, among other things, the maintenance of several financial covenants and ratios including, senior funded debt to EBDITA, minimum EBITDA and fixed charge coverage. The credit agreement was amended in November 2005 to exclude capitalized leases from our annual capital expenditure limit of $2,500,000.

Our commitments for capital expenditures include $850,000 required under the lease at Interboro’s main campus described above. In addition, we expect to spend approximately $ 400,000 during 2006 in connection with improvements agreed to under the SED compliance letter described above.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2005:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Line of credit	$2,000	$2,000	$–	$–	$–
Long-Term Debt	13,000	2,000	5,000	6,000	–
Capital leases	852	308	508	36	–
Operating leases	37,639	6,091	9,465	8,704	13,379
Total contractual cash obligations	$53,491	$10,399	$14,973	$14,740	$13,379

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

Changes in Interboro’s admission standards requested by SED are expected to materially reduce Interboro’s rate of new student enrollment growth and could have a more adverse effect on Interboro’s enrollments if SED requires raising admission standards beyond what Interboro has agreed to change in its response to the SED draft report.

One of the primary objectives of the SED determinations and recommendations in the SED draft report on Interboro’s compliance is to require Interboro to raise its admissions standards.

In its response to the SED draft report, Interboro has agreed to SED recommendations that would raise Interboro’s admissions standards. The capital and continuing cost of those agreements is reasonably estimable by Interboro at this time and is discussed in the MD&A of this report and in a risk factor below. However, the ultimate impact of the agreements reached thus far and any additional agreements or SED determinations regarding Interboro’s admissions standards is not reasonably estimable at this time. It will take some time for Interboro to determine the affect of the new admissions standards it implements.

If SED denies Interboro’s request to grant its Yonkers site extension center status for a protracted period of time, Interboro’s ability to continue operations in Yonkers could be materially and adversely affected.

If SED denies Interboro’s application for an extension center at Yonkers, it may require Interboro to limit its new student enrollment at that site. SED might require Interboro to limit enrollment at that site to substantially less than its current enrollment of approximately 300 students. If Yonkers is never approved as an extension center, it would be limited to enrolling approximately 30 students. Unless Interboro could implement strategies to reduce its fixed costs of operating its Yonkers sites, a material limitation on new enrollments there could cause that site to become unprofitable.

Until SED’s final determinations are received, assessed, implemented and tested, the uncertainty about their impact on Interboro could adversely affect Interboro’s operations.

The morale of Interboro employees has been negatively affected by the uncertainty caused by the SED draft report. Those employees who have been interviewed as a part of the internal investigation of Interboro’s admissions process are particularly affected. The involvement of management personnel in responding to the SED draft report and in being interviewed as part of the internal investigation has been a distraction that has contributed to the morale problems.

SED’s final report could include determinations that have a significantly greater negative impact on Interboro than those in the SED draft report.

Interboro’s strategy has been to cooperate fully with SED and to agree to all SED recommendations that Interboro believes it can agree to without materially and adversely affecting Interboro’s ability to operate and grow at a rate that is in line with the growth rates of other public companies that own or operate proprietary colleges. SED might not be satisfied with the results of the internal investigation conducted by the audit committee of EVCI’s board of directors into alleged admissions irregularities or with Interboro’s other responses to SED’s draft compliance review report. As a result, it might include in its final report determinations to deregister, or condition the registration of, Interboro’s programs or condition additional location approvals or other aspects of Interboro’s scope of activity.

The capital and operating costs of implementing agreements with SED, in response to SED’s recommendations, could significantly exceed the estimates we have made to date.

SED could require Interboro to make further changes to Interboro’s operations than those Interboro has agreed to in its response to the SED draft report. Furthermore, we could be wrong in our current estimates because of unanticipated costs. In either event, the costs to Interboro of complying with the final SED report could significantly exceed the $400,000 of capital costs during the next 12 months and $1,000,000 of additional operating costs for 2006 that we have estimated thus far.

The impact of unionization of Interboro’s faculty is not known.

Negotiations will commence soon with Local 153 of the Office and Professional Employees International Union of a contract covering Interboro’s full-time and part-time faculty. Accordingly, the incremental labor cost to Interboro resulting from unionizing Interboro’s full-time clerical and administrative staff is uncertain. Local 153 already represents a significant number of Interboro’s administrative employees. If Interboro is unable to conclude a contract that it believes allows it to cost-effectively and efficiently operate Interboro, then Local 153 may call a strike or a work slow down. A strike or slow down could materially impact Interboro’s ability to recruit and service its students while it continues and, potentially, for a period after a strike or slow down ends. A protracted strike or slow down would have a material adverse effect on Interboro.

*    *    *    *

•
The failure of any of our colleges to comply with extensive federal, and applicable New York or Pennsylvania state regulations could have a material adverse impact on the college’s ability to operate and grow.

•	Adverse changes in the rules governing, or the amount or timing of, TAP disbursements could materially impede Interboro’s and TCI’s ability to operate.

•	Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede our ability to operate.

•
An ongoing or future Title IV program review at Interboro could result in us being required to make material refunds of Pell grants and EVCI being required to reduce its income by the amount of those refunds.

•
A future audit of any of our colleges’ compliance with grant or loan program regulations could result in the audited college being required to make material refunds of grant or loan funds and EVCI being required to reduce its income by the amount of those refunds.

•	Changes in federal ability to benefit regulations could materially and adversely affect our ability to operate and grow.

•	Our growth has attracted significant attention that has resulted in higher regulatory scrutiny and media coverage that has, and could again have an adverse affect on us and our stock price.

•
If the New York State Education Department does not give Interboro the requisite approval to open new college sites or to receive extension center status for its Yonkers site, Interboro’s operations and growth could be materially and adversely affected.

•	If Interboro is unable to continue to improve its retention and graduation rates, SED may seek to limit further its operations and growth.

•	If Interboro is unable to continue to improve its retention and graduation rates, SED may seek to have the Board of Regents deny or adversely condition Interboro’s reaccredidation.

•	If Interboro is unable to obtain additional or replacement space, Interboro’s internal growth rate will be materially limited.

•
If the maximum Title IV and state grants do not increase over time, our margins and, eventually, our ability to operate without greater participation in Title IV loan programs could be adversely affected.

•	Our failure to effectively open and operate new college sites, or annexes to existing sites, could adversely affect our business.

•	EVCI faces substantial challenges and risks in attempting to integrate new acquisitions, including PSB and TCI, that could have a material adverse effect on its operations and future success.

•	The seasonality of our enrollments produces significant variations in our results from quarter to quarter.

•	The differences in the start dates of semesters from year to year produces significant variations in our results from quarter to quarter.

•	The loss of the services of key management personnel of EVCI or at any of our colleges, could have a material adverse effect on our operations and growth.

•
If EVCI and its subsidiaries are unable to compete effectively for the additional management personnel that they need to competently handle growth, their operations, regulatory compliance and financial results could be adversely affected.

•	Our failure to effectively manage the enrollment growth at our colleges could hurt our business.

•	Our business and results could materially suffer if we improperly balance or divert resources from our operations to making acquisitions or if we make acquisitions that do not meet our expectations.

•	Threatened or actual legal proceedings against us by regulatory agencies or private parties could have a material adverse effect on our business.

•	Interboro’s internal loan program could result in additional material bad debt expense as a result of students defaulting on their loans.

•
If the operation of our computer systems is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, the ability of our colleges to operate could be severely impaired.

•	Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect us.

•	Our inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	Adverse changes in the rules governing, or the amount or timing of, Pennsylvania grant program disbursements could materially impede PSB’s ability to operate.

•
Grant application deadlines and other requirements of Pennsylvania grant programs could again prevent PSB’s students from obtaining grants and, as a result, adversely effect PSB’s enrollment and revenue.

•	PSB may not succeed in enrolling a significant number of students future semesters.

•	PSB’s growth potential could be adversely affected if it cannot obtain degree granting authority for its three new business diploma programs.

•	A change of control of EVCI would adversely affect the receipt of Pell and TAP funds.

•	A change of control of EVCI would cause regulatory and accrediting authorities to return our colleges to a probationary status.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

•	Our share price has ranged greatly since we went public and may be very volatile in the future.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

•
As is often the case with acquisitions, regulators may impose conditions following the closing, which alone, or together with other factors, could have an adverse impact on management’s efforts to increase TCI’s revenues and improve its operating results.

•	There are other regulatory risks, many of which are the same for Interboro, TCI and PSB, including those set forth in EVCI’s 10-KSB for its year ended December 31, 2004 and previously in this 10-Q.

Item 4. Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management including the Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls as of September 30, 2005.  Our evaluation has disclosed numerous gaps and significant deficiencies in our internal control over financial reporting.  These deficiencies include inadequate and informal assessment processes for fraud and other entity level risks, as well as inadequate documentation of policies and procedures.  In addition, we noted that until recently, we did not have well documented formal checklists, sign offs and approvals within our financial reporting process.  With respect to our information technology systems, we noted inadequate stratification and limitations on access to some of our admissions and revenue process systems.  We also noted instances across the organization where we may have inadequate segregation of duties.

We are continuing our assessment of our internal control system over financial reporting. However, the significant deficiencies identified to date may constitute a material weakness in internal control over financial reporting. Material weaknesses in internal control may also constitute deficiencies in disclosure controls. However, based upon significant work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving control objectives.

Changes in Internal Control

We are in the process of developing a remediation plan to address the deficiencies identified above as a part of our Sarbanes Oxley Act Section 404 implementation. We expect to complete our assessment of our internal controls over financial reporting by December 31, 2005, however, we may not be able to complete our assessment early enough to provide our outside auditors the ability to complete their assessment prior to December 31, 2005. In any event, we expect our remediation procedures will extend into fiscal year 2006.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report for information about a draft report of a compliance review of Interboro Institute undertaken by the New York State Education Department.

Item 5. Other Information.

The following information is included in response to Item 1.01, Entry into a Material Agreement, on Form 8-K. PSB entered into a lease in April 2005 with Brill and Sharma Equities. The terms of the lease are summarized below:

•	The premises are all of the first, second and third floors of 406 W. Hamilton St., Allentown, Pennsylvania.

•	The total square footage of the premises is approximately 20,000 square feet.

•	The lease term commenced June 1, 2005 and expires May 31, 2010, subject to one five year renewal term.

•	Rent is currently $180,000 per year plus a prorate portion of real estate taxes and utility charges. For the renewal term, rent would increase to approximately $16,500 per month per floor.

•	PSB has the option and right of first refusal to lease additional unoccupied floors.

•	During the lease term, PSB also has the option to purchase the entire building for between $1.9 million and $2.3 million depending on when the option is exercised.

Item 6. Exhibits

Exhibit No.*	Description of Exhibit

3.1[1] --	Certificate of Incorporation of the Registrant.

3.2[1] --	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] --	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] --	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23] --	Amended and Restated By-Laws of the Registrant.

3.6[5] --	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16] --	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] --	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5] --	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[20] --	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2] --	Form of Common Stock certificate.

4.3[4] --	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] --	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] --	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14] --	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17] --	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1** --	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2** --	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9] --	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23] --	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10] --	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11] --	2001 Non-Qualified Stock Option Plan.

10.6[9] --	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] --	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4] --	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12] --	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12] --	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[8] --	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13] --	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13] --
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14] --	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15] --	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16] --	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23] --	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16] --	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16] --	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16] --	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17] --	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17] --	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18] --	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19] --	2004 Amended and Restated Incentive Stock Plan

10.25[20] --	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21] --	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22] --
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22] --	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22] --	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22] --	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 [24] --
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25] --	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25] --	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25] --	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31** --	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32** --	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a) [26] --	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b)** --	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26] --	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26] --	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27] --	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27] --	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38** --	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)** --	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)** --	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)** --	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)** --	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)** --	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)** --	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b)** --
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)** --
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)** --
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)** --
Memorandum of Agreement, dated October 10, 2001, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such prior agreement effective October 10, 1998 through October 9, 2001.

10.41 (f)**
Memorandum of Agreement, dated October 10, 2004, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such agreement effective October 10, 2001 through October 9, 2004.

31.1** --	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** --	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** --	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21] --	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24] --	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27] --	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4** --	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute”

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Dated: November 21, 2005	By:	/s/ Dr. John J. McGrath

Dr. John J. McGrath Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Joseph Looney

Joseph Looney Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.*	Description of Exhibit

3.1[1] --	Certificate of Incorporation of the Registrant.

3.2[1] --	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] --	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] --	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23] --	Amended and Restated By-Laws of the Registrant.

3.6[5] --	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16] --	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] --	Certificate Eliminating Reference to Series B 7% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.9[5] --	Certificate Eliminating Reference to Series C 8% Convertible Preferred stock from the Certificate of Incorporation of the Registrant.

3.10[20] --	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2] --	Form of Common Stock certificate.

4.3[4] --	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] --	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] --	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14] --	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17] --	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1** --	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2** --	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9] --	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23] --	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10] --	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11] --	2001 Non-Qualified Stock Option Plan.

10.6[9] --	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] --	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4] --	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12] --	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12] --	Lease Agreement between Interboro Institute, Inc. JUYI, Inc., dated January 26, 2001.

10.11[8] --	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13] --	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13] --
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14] --	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15] --	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16] --	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23] --	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16] --	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16] --	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16] --	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17] --	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17] --	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18] --	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19] --	2004 Amended and Restated Incentive Stock Plan

10.25[20] --	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21] --	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22] --
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22] --	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22] --	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22] --	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 [24] --
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25] --	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25] --	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25] --	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31** --	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32** --	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a) [26] --	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) ** --	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26] --	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26] --	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27] --	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27] --	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38** --	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)** --	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)** --	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)** --	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)** --	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)** --	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)** --	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b)** --
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)** --
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)** --
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)** --
Memorandum of Agreement, dated October 10, 2001, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such prior agreement effective October 10, 1998 through October 9, 2001.

10.41 (f)**
Memorandum of Agreement, dated October 10, 2004, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such agreement effective October 10, 2001 through October 9, 2004.

31.1** --	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** --	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** --	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21] --	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24] --	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27] --	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4** --	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute”

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.