Form 10-K
period 2005-12-31
EVCI Career Colleges Holding Corp
filed 2006-04-03
CIK 1065591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act (check one).

Large accelerated filer |_|            Accelerated filer |X|             Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the issuer's common equity held by non-affiliates was $77,827,258 the closing price of $6.30 for its common stock on The NASDAQ Capital Market on June 30, 2005.

      As of March 28, 2006, 12,640,700 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Issuer's definitive proxy statement for its 2006 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes |X| No |_|

                       EVCI CAREER COLLEGES HOLDING CORP.

                                    Form 10-K

                          Year Ended December 31, 2005

                                TABLE OF CONTENTS

                                     PART I

Item                                                                                   Page
----                                                                                   ----
1.       Description of Business                                                          1
                      General                                                             1
                      About EVCI                                                          2
                      Significant Developments                                            2
                      Target Market                                                       4
                      Availability of Grants and Loans                                    5
                      Tuition                                                             6
                      2005 and Spring 2006 Enrollments                                    6
                      Our Operating Strategy                                              7
                      Our Growth Strategy                                                11
                      Marketing                                                          11
                      Accreditation                                                      12
                      Government Regulation of Proprietary Schools                       13
                      Competition                                                        16
                      Employees                                                          17
1A.                   Risk Factors                                                       18
1B.                   Unresolved Staff Comments                                          33
2.       Description of Property                                                         34
3.       Legal Proceedings                                                               35
4.       Submission of Matters to a Vote of Security Holders                             35

                                     PART II

5.       Market for Common Equity, Related Stockholder
                  Matters and Small Business Issuer Purchases of Equity
                  Securities                                                             36
6.       Selected Financial Data                                                         37
7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    38
              7A. Quantitative and Qualitative Disclosures About
                  Market Risk                                                            51
8.       Financial Statements                                                            51
9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                                   51
               9A. Controls and Procedures                                               52

                                TABLE OF CONTENTS
                                   (Continued)

Item                                                                                   Page
----                                                                                   ----
            9B. Other Information                                                        58

                                    PART III
              9, 10, 11, 12 and 14                                                       58
             13.   Exhibits, List and Reports on Form 8-K                                58

             SIGNATURES                                                                  68

                                     PART I

Item 1.    Description of Business.

General

      EVCI Career Colleges Holding Corp. provides on-campus career college education through its subsidiaries. Interboro Institute, Inc. ("Interboro"), Technical Career Institutes, Inc. ("TCI"), and Pennsylvania School of Business, Inc. ("PSB"). Unless the context requires otherwise, references below to EVCI in discussions about the operations of its colleges, are to those colleges, collectively. EVCI as a separate entity, is neither accredited nor licensed to operate any college and, accordingly, is solely a holding company.

      Interboro. Interboro offers college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York that, starting with the spring 2006 semester, is not accepting new students until either the New York State Education Department ("SED") approves Yonkers as an extension center in the future, or enrollment does not exceed approximately 35 full-time students. Each of these sites has an annex that became operational for the fall semester 2004. Interboro opened additional annexes in Flushing and Washington Heights at the beginning of the fall 2005 semester. Interboro is accredited by the New York State Board of Regents. We acquired Interboro in January 2000. Approximately 76% of our 2005 net revenue was generated by Interboro. Interboro's 2006 spring semester enrollment is approximately 3,000 students.

      TCI. We acquired TCI on September 16, 2005. TCI offers two-year Associate Degree programs and certificate programs, with an emphasis on technology. The main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby annex. TCI is accredited by the New York State Board of Regents. In addition, TCI was recently awarded regional accreditation by the Middle States Commission on Higher Education, which must approve TCI's change of control to EVCI. The Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI's 2006 spring semester enrollment is approximately 3,000 students.

      PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. As permitted by the Pennsylvania State Education Department, after six months of teaching the three business diploma programs, PSB can seek authorization to award the Associate in Special Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB's 2006 spring semester enrollment is approximately 160 students.

About EVCI

      EVCI was organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. In February 2004, we relocated our principal executive offices to 1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701. In August 2004, we changed our name to EVCI Career Colleges Holding Corp. Our telephone number is (914) 623-0700. Our code of ethics is available on our Internet website at www.evcinc.com. Click on "About Us" and then on "Our Business Conduct Policies."

Significant Developments

      Our acquisition of TCI in September 2005 and events following our receipt in October 2005 of compliance review reports relating to Interboro (collectively, the "Draft Report") from SED are the most significant 2005 developments affecting our business.

      Acquisition of TCI

      After protracted negotiations, we bought TCI for reasons that include:

      o     TCI's excellent reputation as a two year technical college.

      o TCI's location at 31st Street and Eighth Avenue in Manhattan, diagonally across from Penn Station, affords students, faculty and administrators easy access to TCI by mass transportation.

      o TCI's primary target market is students from economically disadvantaged backgrounds who are living in the New York metropolitan area.

      o     The opportunity to reverse a trend of declining enrollments at TCI.

      o     The purchase price of $16 million in cash.

      o The ability to finance the acquisition using $16 million of new bank borrowings.

      Draft Report from SED

      A brief summary of events relating to the Draft Report and Interboro's responses follows:

      o On October 19, 2005, EVCI announced receipt of, and summarized, the Draft Report. The Draft Report included findings, recommendations and determinations related to increasing admissions standards and improving academic standards and taking other measures to improve persistence and graduation rates. One of the proposed determinations by SED was to deny extension center status for EVCI's Yonkers site. In addition, the Draft Report alleged there were irregularities in Interboro's admissions practices.

      o In response to those allegations of admissions irregularities, the Audit Committee of EVCI's Board of Directors engaged Ritzert & Leyton, P.C., a law firm with substantial experience in conducting internal investigations, to assist the Audit Committee in an extensive internal investigation.

      o A report of the investigation was submitted to SED by Ritzert & Leyton, P.C. by letter dated November 21, 2005. In summary, the internal investigation concluded there were isolated irregularities committed by one tester and, probably, by one financial aid representative as well as markings on some test booklets, from prior usage, that should have been erased. However, the investigators concluded that none of the irregularities were systemic or known to exist or encouraged by executive management. The report also concluded that Interboro management and staff maintain a commitment to compliance with laws and regulations governing the proprietary school industry.

      o In the remainder of Interboro's initial response to the Draft Report, Interboro agreed to accept most of the recommendations made by SED in the Draft Report.

      o On December 5, 2005, EVCI announced that SED had denied extension center status for Interboro's Yonkers site and was requiring Interboro to downsize its enrollment at all its locations in accordance with a plan that had to be submitted by Interboro to SED.

      o On January 13, 2006, EVCI announced that SED had imposed enrollment caps on students enrolled for the first time at Interboro during the spring 2006 through spring 2007 semesters. The caps limit initial first-time enrollment and first-time enrollment after approximately the third week of the semester as follows:

                                      Initial       After approximately 3 Weeks*
                                      -------       ----------------------------
            Spring 2006                 900                   850
            Summer 2006                 900                   850
            Fall 2006                 1,080                 1,000
            Spring 2007               1,080                 1,000

            ---------------------------
              * Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

      o The enrollment caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro for either the spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro. After monitoring by SED with site visits in the spring and summer of 2006, SED may determine that adjustments to the enrollment caps are appropriate. During Interboro's spring 2007 semester, SED will determine what continuing enrollment caps, if any, are necessary.

      o On February 3, 2006, EVCI announced that SED had requested Interboro and TCI to develop teach out plans for their students. This SED action was in response to a Regents Advisory Council on Postsecondary Accreditation recommendation that was based on concerns about Interboro's and EVCI's financial viability, notwithstanding the fact that the Regents Advisory Council did not have (nor did it request from EVCI) financial information regarding EVCI or Interboro that we believe is reasonably necessary to assess EVCI's financial viability. If, in the future SED determined it was necessary to close either or both schools, teach out plans would give students the opportunity to complete their course of study at other colleges. The EVCI announcement noted that Johanna-Duncan Poitier, Deputy Commissioner of SED's Office of Higher Education, was quoted in a recent New York Times article that the request for teach out plans "does not mean we expect to be closing them down, but there should be a plan because of the large number of students."

      o EVCI submitted to SED Interboro's Institutional Effectiveness Plan, on February 22, 2006. By letter, dated March 13, 2006, SED advised EVCI of the following about the Plan: "in general, it satisfactorily addresses both the registration standards in Commissioner's Regulations and the findings and recommendations based on the Department's review in the spring 2005." The letter indicated that the effectiveness of specific components of the Plan "in promoting and assessing intended changes will be determined through careful internal and Department reviews." SED's letter directed effectiveness assessments to focus on contributions being made to "increased persistence and graduation rates."

      o By letter to EVCI, dated March 14, 2006, SED itemized the documents that constitute the full final report of SED's review process that began with two site reviews in the spring 2005. The letter and those documents are filed as exhibits to this report. SED's letter advised that the information in Interboro's final response, dated February 3, 2006, to the Draft Report regarding measures taken and planned "appear to be appropriate." The SED letter "extends the registration of Interboro's programs in accordance with the Commissioner's Regulations and Department practice for renewal." It also advised that SED is expecting additional information regarding the scope of implementation and on outcomes, noting that SED wants improvements in performance with respect to "(1) admission of students who have a reasonable prospect of academic success in the context of the institution's services and programs; and (2) a record of student persistence and serious achievement at the college level."

Target Market

      EVCI has chosen to concentrate its student recruiting efforts principally on a specific niche, minority students that come from economically disadvantaged backgrounds. A large percentage of the students in EVCI's target market do not have a high school diploma or a general equivalency diploma (GED), and thus have few educational opportunities available to them. However, they can evidence their ability to perform college level work and be accepted to an EVCI college by passing a federally-approved ability to benefit ("ATB") examination and by demonstrating through interviews and other means that they appear to have the necessary time, motivation and commitment to succeed at college.

      The substantial need and demand for the educational opportunities for ATB students are largely due to the fact that approximately 50% of the students that start in the New York City public school system do not graduate with a high school diploma. In addition, there is a large and growing market of legal immigrants lacking an American high school education or GED who may qualify for admission to EVCI's colleges.

      Interboro believes its total student body consists of a higher percentage of ATB students than almost all other colleges or universities that receive Pell and TAP grants.

      Since its spring 2004 semester, TCI steadily increased its ATB student population to approximately 50% of new enrollees. However, it is implementing plans to attract a greater percentage of high school graduates than ATB students.

      The PSB target market is demographically similar to the Interboro/ TCI target market.

Availability of Tuition Grants and Loans

      Federal and state financial aid programs are available to pay for most of the EVCI colleges' tuition costs. These are almost exclusively in the form of need based grants and/or subsidized and unsubsidized loans.

      Almost all Interboro and TCI students fund a majority of their tuition through federal Pell and Supplemental Educational Opportunity Grants (SEOG), pursuant to Title IV of the Higher Education Act, and New York State Tuition Assistance Program ("TAP") grants. The maximum grants per student are: Pell, $2,025 and TAP, $2,500. During a single academic year the maximums are Pell, $4,050 and TAP $5,000. Students can currently receive $7,500 in TAP funds for three semesters in one academic year. However, this entitlement may be modified by the New York State Legislature.

      Interboro and TCI also participate in the Title IV Federal Work Study program, which allows a limited number of students to receive additional aid by working while attending college.

      Some EVCI students pay over a period of time the portion, if any, of their tuition and other costs, that are not covered by Pell, TAP or other grants. Students who demonstrate exceptional need or have other extenuating circumstances are sometimes given grants.

      TCI is the only EVCI college that participates in Title IV loan programs. Approximately 25% of TCI's revenue for its fall 2005 semester was from the proceeds of Title IV loans to TCI students. TCI's default rates have been less than 3% for the past five years, well below the Title IV limit of 25% for each of three years and 40% for one year. EVCI believes TCI has a very aggressive default prevention program. While not required, TCI returns first semester loans to lenders for those students who withdraw and fail to return the following semester. Additionally, TCI returns the proceeds from loans made to its first semester ATB and GED students to the DOE when those students complete a term but do not meet its persistence criteria. EVCI and TCI believe that the risk of higher loan default rates is significantly greater with ATB borrowers.

      Since it was acquired by EVCI, Interboro has chosen not to participate in any federal Title IV loan programs because of concerns over loan default rates that could potentially jeopardize its ability to participate in any Title IV programs. It is, however, considering participation in Title IV loan programs in the future.

      Some PSB students are eligible to fund their tuition through grants awarded by the Pennsylvania Higher Education Assistance Agency ("PHEAA"). A maximum of $3,500 in state grants can be obtained per award year. The grant application deadline is May 1st for students currently enrolled and August 1st for new students who have not received grants for the prior year.

Tuition

      Interboro's tuition is $4,300 per semester for most programs of study and $4,400 for its Ophthalmic Dispensing program. This is lower than most all private colleges and universities. Interboro's tuition can be funded through full TAP and Pell grant levels totaling $4,525 per semester. Interboro students who qualify for Pell and TAP grants that exceed Interboro's tuition generally have the excess grant funds available to help pay for their books and transportation.

      For 2005, Interboro students qualifying for financial aid received an average of $1,815 in Pell grants and $ 2,255 in TAP grants, or a total averaging $4,070 per semester. This total constitutes approximately 94% of Interboro's tuition revenue for 2005.

      TCI's tuition per semester is currently $4,595 and will increase to $4,695 commencing the summer 2006 semester. TCI semester fees range from $125 to $250 and books and supplies range from $200 to $800, averaging $500. Approximately 62% of TCI's tuition revenue for its fall 2005 semester was from the proceeds of Pell and TAP grants. However, TCI students need additional financial assistance to pay their educational costs. This is mostly obtained from Title IV loans.

      PSB's tuition varies by program and enrollment status and currently averages $3,600.

2005 and Spring 2006 Enrollments

      Full-time student enrollments increased each semester at our colleges over the same semester of 2004:

                               Spring                Summer              Fall
                               ------                ------              ----

           2005                 3,700                 2,650              7,600*

           2004                 2,800                 1,975              3,900

        ---------------------------
        * Includes 2,994 TCI students.

      Spring 2006 enrollments are approximately as follows:

      Interboro has approximately 3,000 students including 640 new students; TCI has approximately 3,000 students including 981 new students and PSB has 160 students including 53 new students. Interboro started the spring 2006 semester with approximately 825 new students. Interboro believes its initial enrollments for spring 2006 were negatively impacted by the adverse publicity relating to the Draft Report, impact on employee morale and productivity of the Draft Report and the internal investigation of Interboro's admissions practices and distraction of management who worked on the responses to the Draft Report including meetings with SED personnel. The damage to Interboro's reputation from adverse publicity could negatively impact Interboro's ability to reach the SED enrollment caps and its persistence and graduation goals.

Our Operating Strategy

      Key components of our operating strategy follow:

      Focus on career based academic curricula with transfer options

      Interboro offers educational programs principally in the following career related areas of academic study:

      o     business administration: accounting and management

      o     paralegal studies

      o     computer technology: networking

      o     ophthalmic dispensing

      o office technologies: medical office assistant and executive assistant

      o     security services and management

      TCI offers educational programs principally in the following career related areas of academic study:

      o Business and new media technology includes programs in business administration, accounting, digital media arts, office technology (general and medical) and computerized accounting systems technology.

      o Computer and electronics technology includes technology programs in networking, electronic security systems, electronic engineering and rail electronics

      o Climate control technology includes technology programs in HVAC and refrigeration

      Management sees a growing demand by employers for individuals possessing career-oriented skills, in the degree majors and academic concentrations offered at our colleges. We believe the experience and expertise of EVCI's colleges in career oriented college education enables them to more effectively tailor their marketing plans and to differentiate theirs from most of their competitors.

      Our curricula prepare students who want to transfer to four-year, degree-granting colleges. A number of baccalaureate colleges have entered into formal articulation agreements with Interboro and TCI under which they will accept a student's full associate degree credits or a percentage of their credits that translate to their curriculum. Many more colleges accept the academic credits of Interboro and TCI transfer students without formal articulation agreements.

      Provide a quality and caring educational experience

      Many EVCI college faculty members teaching career-based courses have direct work experience in the areas they teach. Typically, full-time faculty members at Interboro are hired after they have proven their effectiveness as adjunct instructors at Interboro.

      Most students who start at Interboro and approximately 50% of TCI's new students since its summer 2005 semester do not have high school diplomas or a GED. They also face the daily challenges endemic to those who are economically disadvantaged. Interboro and TCI expect their faculty to recognize and be sensitive to the special needs of their students. EVCI believes its faculty is particularly adept at working with students, and gaining their confidence and trust to assist them in the remediation and developmental process necessary for them to succeed academically.

      EVCI faculty, administration and staff work to establish close relationships with students. Our colleges strive to set realistic goals for their students while maintaining academic integrity. Students generally receive a telephone call from a faculty member or a staff member if they miss class. Professors and advisors work with students to meet particular academic needs. Our colleges offer a variety of support programs including intensive tutoring, mentoring and internship programs. Students can get referrals from our college staff to outside service agencies in order to help them meet personal challenges and stay in college.

      Improve student retention and graduation rates

      Improving student retention is essential to the continuing success of our students and is one of our greatest challenges and opportunities. The retention process starts from the initial enrollment and continues through graduation. As is true throughout the country for economically disadvantaged students, a large number of our students do not finish their degree programs for personal, financial or academic reasons. We recognize that our ability to retain students until graduation is an important indicator of success and that modest improvements in retention rates can result in meaningful increases in revenue and profitability.

      Interboro has increased its graduation rates, for students graduating within three years, since EVCI acquired Interboro in January 2000, from less than 10% for its 1998 cohort to approximately 18% for its 2002 cohort. Interboro has hired full-time remediation and developmental specialists whose sole job is to work, in and outside the classroom, with students, faculty and tutors in order to provide students with the skill sets required for them to succeed in college. Interboro remains committed to the goal of achieving the three year graduation rate of 25%, that was set by the Board of Regents, before Interboro's accreditation expires on September 30, 2008.

      Interboro has implemented the following additional measures in its effort to meets SED's expectation that at least 65 percent of Interboro's students who are first enrolled at Interboro for either its spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro:

      o The college is being more selective of its ATB applicants to which it grants admission.

      o     Late registration is limited to one week.

      o Students registered late are block scheduled and tutored by remediation specialists. Tutors also help them catch up.

      o     Students with poor attendance are being purged.

      o Teachers are being assigned approximately 10-12 students at the beginning of the semester to monitor their progress and provide intensive assistance to them.

      o Progress of new students is being continuously evaluated and direct intervention is aggressively occurring throughout the college.

      o Interboro's faculty is being evaluated more often by Interboro's academic administration, especially with respect to further improving retention while maintaining academic integrity

      o There is a committee that is reviewing curriculum to further enhance academics while getting a greater number of students to improve academic performance.

      o Ways to attract more high school graduates to Interboro are under consideration.

      o The pass point has been increased by Interboro on the reading portion of the federally approved ability to benefit test as reading strength correlates most strongly with subsequent academic performance.

      o The number of full-time faculty, and the ratio of full-time faculty to students, have been strengthened continuously over the past four years.

      o The libraries have been moved into larger space and their collections greatly increased. The librarians are increasingly pro-active in helping students gain information literacy skills.

      o The skills of the tutors in the Academic Resource Centers have been upgraded through a national training and certification program.

      o New Counseling Centers have been opened on the campuses to assist students cope with non-academic challenges and issues which might interfere with academic performance.

      Maintain academic integrity and create cutting edge programs

      Each of our colleges strives to meet the changing needs of its students and their potential employers. We regularly evaluate our academic programs, consider revisions to existing courses and programs and develop new curricula and tests based upon evaluations. In addition, our colleges create flexible schedules to accommodate the needs of their students.

      Focus on placement of graduates

      Of the 428 Interboro students who requested placement assistance from its June 2005 graduating class, 332 (78%) were placed in employment or enrolled for further education, with 284 (66%) placed in employment in their field of study or enrolled for further education.

                                           No. of             Placed or
   Degree Program                         Graduates            Enrolled               Placed in Field
   --------------                         ---------            --------               ---------------
Bus Adm-Accounting                            56                 35/63%                    33/59%
Bus Adm-Management                            177               142/80%                    120/68%
Office Technologies                           64                 49/77%                    39/61%
Ophthalmic Dispensing                         27                 24/89%                    22/81%
Paralegal Studies                             76                 63/83%                    56/74%
Security Services & Management                28                 19/68%                    14/50%
                                              ---               -------                    -------
Total                                         428               332/78%                    284/66%
                                              ===               =======                    =======

      As of February 2006, TCI's placement statistics, for its graduates during the following three academic semesters were:

                  Division                  No. of Graduates          No. Seeking Placement*         Placed or Enrolled
                  --------                  ----------------          ----------------------         ------------------
      August 2004-May 2005
      --------------------
      Business                                      247                          148                          110/74%
      New Media                                      62                           34                           31/91%
      HVAC/FMT                                      158                           88                           69/78%
      Electronics                                   351                          213                          119/56%
                                                    ---                          ---                          -------
      Total                                         818                          483                          329/68%
                                                    ===                          ===                          =======

      ---------------------------------
      * With TCI's assistance.

Our Growth Strategy

      Enrollments

      EVCI expects that the future enrollment growth of our colleges will generally be in line with rates of other public companies owning for-profit schools if, and after, the SED enrollment caps are removed for Interboro.

      New sites

      With the requisite approval, our colleges will, in the future, open new college sites in communities with economically disadvantaged populations that recognize the need for their programs. We believe that convenience is a strong factor considered by our students when selecting a college. Besides increasing enrollment capacity, new sites allow our colleges to more effectively leverage their infrastructure and their investment in curricula. They also increase their name recognition and reputation. Interboro does not expect to open additional sites for the foreseeable future.

      Acquisitions

      With the substantial improvements in our financial condition and operating results in 2004, acquisitions again became an integral part of our growth strategy in 2005. We acquired PSB in January 2005 and TCI on September 16, 2005.

      In making those acquisitions, we were guided by the following strategy. We sought to acquire fully operational, or licenses to operate, for-profit, career-oriented colleges. We sought colleges that have sound management, functional operations and quality educational degree programs. We sought colleges that will benefit from our management experience and operating strengths and will allow us to increase their enrollment, revenue and profitability while further strengthening academic programs. Our first priority was to acquire fully operational colleges that can serve the same target market as Interboro serves.

      We do not expect to be making any additional acquisitions for the foreseeable future.

Marketing

      Our colleges employ a variety of marketing and advertising techniques to generate qualified leads of potential students. They primarily use newspaper and subway ads, telemarketing, direct mail and community events. The effectiveness of their marketing and advertising campaigns greatly depend on the message, placement and timing of ads as well as following up with timely and accurate lead tracking. Effectiveness also depends on the rate of conversion of leads to enrollments. Our colleges also work with community based organizations and school districts in promoting their programs to prospective students.

      TCI is also marketing its academic programs to high schools. TCI faculty members are visiting high schools to encourage guidance counselors to recommend TCI's degree programs and to talk about TCI's excellent reputation.

      Each college is responsible for converting leads to enrollments. Our colleges' lead tracking capability generally allows them to identify leads generated by specific media and adjust their marketing to focus on the most cost-effective lead sources. Referrals from our students and graduates are the most effective means of recruiting new students.

Accreditation

      Accreditation provides the basis for:

      o the recognition and acceptance by other higher education institutions, employers and governmental entities of the degrees and credits earned by students

      o qualification to participate in Title IV programs, including Pell grants, and New York TAP grants and Pennsylvania PHEAA grants

      Interboro is accredited by the New York State Board of Regents. As a result of the change in control that occurred when we acquired Interboro in January 2000, its accreditation was probationary until 2003 when the Board of Regents took Interboro off probation and granted it accreditation for the five years ending September 30, 2008. The Commission on Opticianry also accredits Interboro's AOS degree in Ophthalmic Dispensing. The American Bar Association has approved Interboro's Paralegal Studies Program.

      TCI is also accredited by the New York State Board of Regents. As a result of EVCI's acquisition of TCI,the Regent's Advisory Council of Postsecondary Accreditation has recommended that TCI's accreditation be extended from May 21, 2006 to May 21, 2007 in order to permit SED to schedule a second peer review visit in the fall of 2006 to assess the change of ownership and changes made to TCI's administration since the acquisition. In addition, TCI's Electronics Engineering Technology program is accredited by the Technology Accreditation Commission of the Accreditation Board for Engineering and Technology.

      TCI is also regionally accredited by the Middle States Commission on Higher Education, located at 3624 Market Street, Philadelphia, PA 19104-3680. However, Middle States must approve the change of ownership of TCI to EVCI as a condition to the accreditation remaining effective. TCI, EVCI and Middle States are fully cooperating with one another to resolve Middle States concerns regarding the influence of EVCI over TCI with respect to governance and finances. If Middle States does not approve the change of ownership, it will be more difficult for TCI to increase the number of its new students that are high school graduates. Middle States accreditation is highly respected by high school guidance counselors.

      PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). PSB received a five year renewal of its ACCSCT accreditation effective August 2004. PSB is licensed by the Pennsylvania State Board of Private Licensed Schools and is approved by the Pennsylvania Department of Education to grant the Associate in Specialized Business Degree.

Government Regulation of Proprietary Schools

      Our colleges are subject to extensive regulation and oversight by governmental agencies that administer Title IV and TAP, by SED, the New York Board of Regents the State of Pennsylvania and by their other accrediting agencies. As a result, they must comply with a complex framework of laws and regulations and are subjected to frequent compliance and financial reviews and detailed oversight.

      SED requires periodic approval and registration of all degree programs. TAP funds are only available to students enrolled in registered programs. All Interboro degree programs are approved and registered by SED. All TCI degree and certificate programs are approved and registered by SED.

      Title IV

      Pell is one of the federal student financial aid programs that is authorized by Title IV of the federal Higher Education Act of 1965 ("HEA"), and related regulations issued by the U.S. Department of Education ("DOE"). Participants in Title IV programs are subjected to significant regulatory scrutiny in the form of numerous standards they must satisfy. These include obtaining and maintaining authorization by appropriate state and accrediting agencies.

      Under the HEA, regulatory authority is divided among:

      o     the federal government, which acts through the DOE

      o     the accrediting agencies recognized by the DOE

      o     state higher education regulatory bodies

      The HEA regulations must be complied with on an institutional basis. The regulations define an institution as a main campus and its additional locations, if any. If any location violates these regulations, the college could lose its Title IV eligibility or suffer financial liabilities, greater scrutiny and/or limitations on its participation in Title IV programs. Financial liabilities may include returning funds to the DOE, posting a letter of credit as well as civil and criminal penalties.

      Factors that could affect an EVCI college's participation in the Title IV programs include:

      o A college cannot receive in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges. Interboro and TCI each derive substantially less than 90% of their revenue from Title IV funds. PSB derived approximately 88% of its revenue in 2005 from Title IV funds. Management expects PSB to decrease its percentage of revenue from Title IV funds in the future, as a result of a significant increase in PHEAA grants.

      o A college cannot pay any commission, bonus, or other incentive payment, based directly or indirectly on success in securing new student enrollments or financial aid, to any person or entity engaged in any domestic student recruitment, admission or financial aid awarding activity.

      o Participation in Title IV is based, in part, on satisfying administrative capability requirements. A college must demonstrate that it complies with Title IV regulations, has capable and sufficient personnel to administer its Title IV program and advise students about financial aid, satisfactorily measures its students' academic progress, and timely submits all reports and financial statements as required by DOE.

      o Independent auditors annually audit each of our college's administration of Title IV funds. The resulting audit report is submitted to the DOE. If it is determined that a college improperly disbursed Title IV funds or violated a provision of the HEA, it could be required to repay a portion of such funds and might be assessed an administrative fine. A college could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student's eligibility for Title IV funds before receiving funds from the DOE.

      o In the event a student withdraws or stops attending and does not complete an academic program during a semester, the college's tuition refund policy must meet the requirements of the DOE. For example, it must return a prorata portion of the Title IV funds received by a college if a student withdraws prior to completion of 60% of a semester.

      o Each college must satisfy DOE numeric standards of financial responsibility. Compliance with these standards is evaluated for purposes of recertification to participate in Title IV and also annually after submission of audited financial statements to the DOE. If the DOE determines the college does not meet the standards of financial responsibility, it can continue to participate in the Title IV programs if it can demonstrate that it is financially responsible on an alternative basis. Alternatives include posting a letter of credit in favor of the DOE and possibly accepting other conditions on participation in Title IV programs.

      EVCI's colleges have policies and procedures that are designed to assure its compliance with Title IV regulations. Since Interboro was acquired by EVCI, compliance reports of its oversight of federal funds have not resulted in material deficiencies. No material deficiencies have been found in TCI's compliance reports for the last ten years.

      TAP grants

      The TAP grant program is part of the New York State budget. Each year the governor makes budget recommendations to the New York State Senate and Assembly. The governor's position on TAP under his proposed 2006-2007 budget is described below in a risk factor captioned "Changes in the amount or timing of TAP disbursements could materially impede EVCI's ability to operate." As in prior years, we are working to oppose any changes in TAP that could negatively impact the educational opportunities of Interboro's and TCI's students.

      Each student seeking a TAP grant must be a U.S. citizen or permanent resident and must meet New York State residency requirements.

      TAP academic requirements for Interboro and TCI are basically the same as the Pell academic requirements.

      Factors that could affect a college's participation in TAP include:

      o The college must timely disburse financial aid funds due to students.

      o The college cannot certify ineligible students to receive TAP grants.

      o The college must have and comply with an acceptable tuition refund policy.

      o     SED must continue to register the programs of the college.

      o The college must continue to be accredited by a regional or national accrediting agency recognized by U.S. Secretary of Education.

      Change of ownership or control

      Title IV. A change in control of a college can affect its eligibility to participate in Title IV programs. After a change in control, the college must re-establish its state authorization and accreditation and satisfy DOE's requirements to be recertified by the DOE as an eligible institution under new ownership.

      If a college is recertified following a change of control, it will be on a provisional basis. While provisionally certified, the college may be subject to closer review by the DOE and to summary adverse action for violations of Title IV program requirements. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

      Following its acquisition by EVCI, Interboro initially received its temporary certification that became a provisional certification on April 4, 2000. Interboro has continued to be provisionally certified because of default rates on loans made under Title IV prior to our acquisition of Interboro in January 2000. In 2006, Interboro expects that it should no longer be provisionally certified as a result of those loan default rates.

      Following TCI's acquisition by EVCI, TCI's temporary certification became a provisional certification on March 8, 2006 that expires June 30, 2008.

      Following PSB's acquisition by EVCI, PSB's temporary certification became a provisional certification on April 25, 2005 that expires December 31, 2007.

      Because EVCI is a publicly traded corporation, DOE regulations provide that a change of control of EVCI, and, therefore, each of our colleges, occurs under either of the following two standards:

      o It occurs if a person acquires ownership and control that requires EVCI to file a Form 8-K with the Securities and Exchange Commission disclosing a change of control.

      o It occurs if an existing stockholder (other than an institutional investor) ceases to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of the total outstanding voting stock and more shares of voting stock than any other stockholder. EVCI does not have a controlling stockholder under this definition.

      New York. According to the New York Board of Regents, a change of ownership or control includes a merger or consolidation with any corporation; a sale, lease, exchange or other disposition of all or substantially all of the assets of a college; and the transfer of controlling interest of a college's stock. As a result, the college is considered in a transitional status, usually for up to two years. During that time SED will generally not approve any new initiatives by the college such as new programs or extension centers. This status also subjects the college to more scrutiny by SED, including additional reporting requirements, and the Board of Regents retaining authority to award degrees to graduating students. The retention by the Board of Regents of degree granting authority results in a greater level of scrutiny for each degree and may delay the awarding of degrees. TCI expects this status to cease on or before September, 2007.

      Opening new college sites and adding educational college programs

      The HEA generally requires that proprietary colleges be fully operational for two years before applying to participate in Title IV programs. However, a college that is certified to participate in Title IV programs may establish a new site and apply to participate in Title IV programs at that site immediately, if such new site satisfies all other applicable eligibility requirements, including approval by the college's state licensing agency and its accrediting agency.

      Generally, a college that is eligible to participate in Title IV programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the college already offers programs at that level. Also, a college may generally add a new program that prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that college and the program meets minimum length requirements. If a college erroneously determines that an educational program is eligible for Title IV programs, the college would likely be liable for repayment of the Title IV funds provided to students in that educational program. New educational programs require approval from the New York State Board of Regents.

Competition

      Interboro's business model subjects it to limited direct competition. A key component of this model is its focus on a target market of ATB students. The challenges of educating ATB students and the availability to most of our students of Title IV and TAP grants that cover the full cost of their tuition is also a key component of Interboro's business model.

      TCI competes with other associate degree colleges that offer technical programs primarily on the basis of its location, reputation and course offerings.

      Most of our for-profit public competitors have substantially greater financial and other resources than we do. In general, they have not acquired colleges that principally serve our target market. We mostly compete with private colleges in the New York Metropolitan area.

      We have competitive advantages over potential new entrants into the post-secondary education market. They will face significant barriers to entry that include:

      o the Title IV requirement that proprietary and vocational post-secondary institutions be fully operational for two years before applying to participate in Title IV programs

      o     the time it takes to obtain accreditation

      o     the considerable expense of start-up operations

      o the difficulty of achieving acceptable margins with a low tuition rate that is competitive with our colleges

      o for those existing colleges or universities that need to participate in Title IV loan programs, the risk of losing eligibility to participate in any Title IV program because loan default rates exceed permissible limits. Because of their financial circumstances, students from our target market are more likely to default, especially if they are ATB students.

      Changes in the regulatory environment have stimulated consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established stricter standards for student loan default rates, required intensified scrutiny by state education agencies and accrediting agencies and created more stringent standards for the evaluation of an institution's financial responsibility and administrative capability. As a result, some career-oriented schools have been forced to sell out or close because they lacked the necessary skill and resources to keep up with these changes. The opportunity for us to acquire Interboro arose because its former management was unable to satisfy the New York State regulators.

Employees

      As of December 31, 2005, we had 569 full-time employees, 222 part-time adjunct faculty and 58 other part-time employees.

      Out of a total of approximately 234 full-time Interboro administrative employees, 143 are members of Local 153 of the Office & Professional Employees International Union. The governing union contract expires August 31, 2006.

      In 2005, Local 153 was recognized by Interboro as the exclusive bargaining agent for Interboro's faculty which, as of December 31, 2005, totaled 205 members. The negotiations with Local 153 for a union contract for Interboro's faculty commenced in February 2006.

      Approximately 78% of TCI's employees are unionized under contracts with Local 2110 of the United Auto Workers-AFL-CIO. The union represents full-time and adjunct faculty, laboratory technicians and maintenance, office, clerical and admissions personnel under contracts expiring in October 2007.

Item 1A.  Risk Factors

      Statements and financial discussion and analysis by our management contained in this 10-K that are not historical facts are forward-looking statements. They reflect management's current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. If any of the following or other risks actually occurs, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

A failure by any of our colleges to comply with extensive federal and state regulations could have a material adverse impact on its ability to operate and grow.

      We derived approximately 93% of our 2005 net revenue from federal and state grants and loans. Participation in the federal and state grant and loan programs subject Interboro, TCI and PSB to frequent reviews and detailed oversight. Each of our colleges must comply with complex laws and regulations, including with respect to its accreditation, operations, growth and change of its or EVCI's corporate structure. The regulations, standards and policies of the regulatory agencies frequently change and are subject to political and other pressures. We believe that, in addition to Interboro's rapid growth, the resulting increase in its share of TAP funds, was a significant factor in SED's decision to issue the Draft Report and then place enrollment caps on Interboro's new student enrollment. We also believe that, SED's decision was motivated by concerns about the ability of Interboro ATB students to persist and graduate at percentage rates deemed appropriate by SED even though Interboro's graduation rates significantly exceed the average three year graduation rates for African American and Hispanic minority students at other associate degree colleges in New York State and nationwide.

      As is clear from Interboro's recent experiences with SED, an alleged failure to comply with existing or new requirements resulting from changes in standards or new interpretations has already and, in the future, could materially and adversely affect EVCI. Some of the specific significant regulatory risks are described in risk factors below.

Adverse changes in the rules governing, or the amount or timing of, TAP disbursements could materially impede Interboro's and TCI's ability to operate.

      There could be changes in TAP statutes that deny or decrease the amount of TAP grants by various means that include changing eligibility requirements or by requiring Interboro and TCI to materially increase their administrative costs and practices relating to TAP. Those changes could have a material adverse impact on our revenue, margins and ability to continue in business using our current business models.

      The executive and legislative debate each year over the New York State budget usually includes controversy over TAP. We cannot predict what will happen each budget year because the issues relating to TAP are highly political in nature.

      New York's Governor Pataki has been proposing to change TAP requirements for the past few years in a manner that would be materially adverse to us. However, the actual changes made by the New York State Legislature in the past few years have not been materially adverse to Interboro or TCI. As of March 30, 2006, the Legislature had voted on accepting, rejecting or modifying the Governor's proposals and forwarded them to the Governor. The Governor can accept or veto amendments to his proposed budget. The budget must ultimately be approved by the Legislature. In summary, the Governor's 2006-2007 budget proposals and the Legislature's counterproposals are as follows:

      o Post-secondary institutions would "pre-finance" TAP awards provided to first-time TAP applicants who are admitted without a high school diploma. TAP would reimburse a student, plus interest, only after the student successfully completed 24 credit hours. This particularly targets ATB and GED students. Status: Rejected by the Legislature. Colleges admitting ATB students would have to use an "independently administered and evaluated ATB test" as defined by the Commissioner of Education. Interboro already outsources its ATB testing.

      o TAP's eligibility requirement of "full-time study" would be raised from 12 to 15 credits per semester to "ensure students complete their degree programs before exhausting their 8 semesters of TAP eligibility." Partial awards of 80% would, however, be available to students registered for 12 - 14 credits. Status: Rejected by the Legislature.

      o Higher performance standards would be imposed to demonstrate progress toward completion, including accrued credits and minimum grade point averages. Status: Rejected by the Legislature.

      o Students who default on federal and other educational loans would not receive TAP. Status: Rejected by the Legislature.

      o TAP eligibility for "accelerated study" (three consecutive semesters) would be restricted to individuals who have obtained 30 credit hours in the preceding two semesters. Status: Amended by the Legislature to reduce the 30 credit requirement to 24 credits, effective for students first entering college after July 1, 2006. Students at TCI and Interboro would be affected by this requirement.

      In addition, budgetary issues have caused delays in TAP disbursements. TAP payments relating to Interboro's and TCI's spring semesters that would otherwise be made during the period from the last week of December through May were, or are being, deferred:

      o In December 2004, TAP advised that a total of approximately $3.8 million of payments payable for Interboro's and TCI's spring 2005 semesters would be deferred until August 1, 2005. This deferral turned out to be less, as Interboro and TCI received the following approximate payments of their deferred amounts:

                                   Interboro                               TCI
                                   ---------                               ---
              March                $1,100,000                         $430,000
              June                 $1,200,000                          280,000
              July                    400,000                          390,000

      o In December 2005, TAP advised that a total of approximately $3.8 million of payments payable for Interboro's and TCI's spring 2006 semester is being deferred until August 1, 2006. Approximately $2.5 million of these deferrals was paid on March 31, 2006. Whether or not any portion of the remainder of these deferrals are paid earlier depends, in part, on the state's cash flow situation throughout the state fiscal year.

      Additional total payments of approximately $2.3 million for Interboro's and TCI's spring semester will be deferred until October 2006 under TAP regulations relating to TAP payments for a third term within the same academic year. This deferral is not related to the New York State budget.

      Past TAP deferrals have not adversely affected our ability to operate or grow. We could be mistaken in our belief that the current deferrals will not adversely affect our ability to operate or our ability to remain in compliance with the financial covenants of our bank agreement. Furthermore, future deferrals could adversely affect our operations and growth.

We do not expect that Interboro or EVCI will be profitable in 2006.

      As a result of the SED caps on Interboro's enrollment, we currently anticipate that Interboro's net revenue for 2006 will decline by more than 20% as compared to its 2005 net revenue. After giving effect to anticipated results of TCI and PSB and additional Interboro capital and operating costs necessary to comply with SED directives, we are currently projecting that EVCI will incur a net loss in 2006 of approximately $2.3 million and will have negative cash flow of approximately $2.3 million. Approximately $700,000 of this projected net loss relates to the amendment of our bank credit agreement, including approximately $450,000 of accelerated amortization of deferred financing costs. Notwithstanding, we are currently projecting that EVCI will have sufficient cash resources to fund this net loss and negative cash flow.

      Our results might be materially worse than projected, including because Interboro's enrollments are below the permitted caps, as happened in the spring 2006 semester, Interboro's costs of implementing directives are higher than anticipated, or there are unforeseen circumstances. If that occurs, we will need the continued cooperation of our bank and may need to attempt to refinance our bank debt, raise additional equity capital or sell or close one or more of our colleges under circumstances that could be materially adverse to EVCI.

Interboro may be subject to even more severe action by SED if it is not able to achieve the 65% persistence rate required by SED or to implement other required changes at Interboro to SED's satisfaction.

      SED is requiring that Interboro limit the number of new enrollments it may accept for its spring 2006 through spring 2007 semesters. These caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro for either its spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro. While Interboro has implemented strategies that it believes will permit it to achieve the 65% rate, its past persistence rates are an indication of the very significant challenge facing the college.

      The number of new students (after at least three weeks of the semester) for Interboro's spring, summer and fall 2005 semesters were approximately 1,650, 1,250 and 1,950 respectively. Approximately 42% of new Interboro students who started in the spring 2005 semester persisted to a second semester. Persistence rates for new students who start at Interboro in the fall semester have been generally greater than new students who start in a spring or summer semester. For example, approximately 50% of Interboro's new students in the fall 2004 semester persisted to the spring 2005 semester.

      Furthermore, adverse publicity about Interboro could significantly impede Interboro's efforts to retain students and attract new students.

      SED plans to conduct visits to Interboro's sites in the spring and summer 2006 to assess its progress in implementing the requirements and recommendations set forth in SED's report dated December 2, 2005, reaching the 65% persistence rate, limiting enrollments as required by the enrollment caps and outsourcing ATB testing. Afterward, SED may determine that adjustments to the restrictions may be appropriate. SED has advised it will determine what continued enrollment restrictions are necessary, if any, during Interboro's spring 2007 semester. If SED is not satisfied with Interboro's progress it could seek to require Interboro to close or impose requirements and limitations that would make it more difficult for Interboro to return to profitability or that would limit its profitability.

Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede our college's ability to operate.

      Title IV must be reauthorized by congress every six years. Parts of the Act were reauthorized in 2005; however, remaining issues are currently being reviewed by Congress. Congress also reviews appropriations for Title IV programs annually. Congress has not increased the maximum Pell award for several years and is not expected to do so for the coming fiscal year.

      Any significant decreases in the amount or timing of revenue received through the Pell program would have a material adverse effect on our colleges. Additionally, legislative or regulatory actions may materially increase our colleges' administrative costs and require them to modify their practices in a material adverse manner.

Title IV program reviews of any EVCI college could result in it being required to make material refunds of Title IV funds and EVCI being required to reduce its operating income by the amount of those refunds.

      Schools participating in Title IV programs are routinely reviewed by DOE personnel to determine their compliance with Title IV regulations.

      Since January 2005, a routine program review has been conducted by the DOE of Interboro's compliance with respect to approximately $30 million of Title IV grants made to Interboro students during Interboro's academic years 2002/ 2003, 2003/ 2004 and 2004/ 2005. On March 28, 2005, the U.S. Department of Education conducted an additional day of file review. Based upon discussions at that time with representatives of the DOE, we believed that the Title IV reviewers were going to review more files before submitting a draft report to us. As of March 17, 2006 the DOE had not requested more files. Accordingly, we cannot predict with certainty whether the DOE will ask for additional files or, if it does, the extent of the DOE's further review. We also cannot predict when we will receive the reviewer's draft written report or the timing and amount of Title IV refunds, if any, Interboro will be required to make to the DOE. Furthermore, we do not know whether the compliance review by SED will trigger an additional review by the DOE.

      TCI's last Title IV program review began in 1999 and has not formally concluded. However, TCI has been advised orally by the DOE that the program review will be closed shortly without any liability to TCI.

      We cannot predict when another Title IV program review will occur or what effect it will have on our results of operations and liquidity or on our ability to operate and grow.

A future TAP audit could result in Interboro or TCI being required to make material refunds of TAP grants and EVCI being required to reduce its operating income by the full amount of those refunds.

      The Office of the New York State Comptroller periodically conducts routine audits of colleges and universities that participate in TAP. The principle purpose of an audit is to determine whether a college complies with rules and regulations in certifying the TAP eligibility of its students.

      In March 2005, Interboro received the final report from the Comptroller that details the reasons for disallowances of $903,150 resulting from the TAP audit commenced in February 2004 of Interboro's three academic years ended June 30, 2001, 2002 and 2003. The total amount of TAP grants made to Interboro students during the period covered by the TAP audit was approximately $21,000,000.

      TCI's last TAP audit covered three academic years ended June 30, 2000, 2001 and 2002, started in June 2003, concluded in March 2004 and required TCI to pay disallowances of $19,554. The total amount of TAP grants made to TCI students during the period covered by the TAP audit was approximately $39,000,000.

      We believe that there is a correlation between the amount and rate of a school's growth and the likelihood of a TAP audit. Furthermore, the likelihood of a TAP audit of Interboro and TCI may have increased as a result of the Draft Report to Interboro. Even though HESC has publicly stated that a routine TAP audit is normally scheduled every three to four years, we cannot predict when another TAP audit will occur. We also cannot predict what affect a future TAP audit will have on our results of operations and liquidity or on our ability to operate and grow.

Changes in Ability to Benefit regulations could materially and adversely affect Interboro's and TCI's ability to operate and grow.

      ATB students comprise approximately 94% of Interboro's current enrollment and approximately 34% of TCI's current enrollment. They are students who entered Interboro or TCI without a high school diploma or a GED because they achieved a minimum score, or a higher score set by the college, on a test approved by the DOE that demonstrates that they have the "ability to benefit" from a college's program of study.

      There is a long-standing debate over the extent to which taxpayer money should be spent educating ATB students. It is a politically charged issue that most greatly affects African-American and Hispanic students dealing with the challenges endemic to poverty. Governor Pataki's budget proposal to require colleges to finance student tuition until 24 credits have been earned by the student specifically targets ATB students. If that specific proposal passes and is in the final budget, or if other current laws governing TAP were to be changed to materially limit Interboro's and TCI's ability to enroll ATB students or the availability of financial aid to ATB students, Interboro and TCI may not be able to continue in business unless they are able to quickly convert their business models to accommodate any material change. Even if Interboro and TCI were successful, in the interim EVCI's financial condition and results of operations would, most likely, be materially and adversely affected. TCI's plans to recruit more high school graduates, so that it is less dependent on ATB students, may not be successful.

Our failure to repay amounts outstanding under our amended and restated credit agreement when due could have a materially adverse effect on our business and financial position.

      Under our amended and restated credit agreement ($15,000,000 million outstanding at December 31, 2005), we are required to pay interest monthly and to make quarterly principal payments that increase from $500,000 to $625,000 until July 31, 2007 when all accrued and unpaid interest and principal of $10,375,000 are due and payable. If we default under the agreement, this due date could be accelerated by the bank. We presently intend to seek to refinance the principal balance due prior to its final maturity date. We also intend to pursue other strategies that could provide us with funds to pay this debt, including the sale of equity or the sale of one or more of our schools. However, we may not succeed in the securing additional financing needed to repay our bank debt.

Over the longer term, we expect enrollments at, and earnings of, our colleges to grow at a much slower rate than they have since we acquired Interboro.

      Interboro's aggressive growth has attracted significant attention and has resulted in higher regulatory scrutiny and media coverage, all of which has had a material adverse affect on EVCI and its stock price.

      Interboro's compounded annual growth rate of enrollments through 2005 of approximately 42% since it was acquired by EVCI in January 2000, substantially exceeds industry averages. This fact and the fact that approximately 92% of Interboro's student population is comprised of ATB students greatly increased Interboro's visibility, not only in its target market, but also to regulators and the media.

      Higher visibility translates into greater scrutiny, especially in view of the recent overabundance of adverse publicity concerning public companies owning for profit-career colleges. Greater scrutiny increases the likelihood that regulators will seek to limit a college's growth. It also increases the likelihood that the media may seek to discredit a college's business model and conduct of its business, as has been the case with the Draft Report and ensuing events.

      Accordingly, subject to contractions in enrollments at Interboro while SED enrollment caps remain, we expect to limit the aggregate internal growth of enrollments at our colleges to rates that are more in line with the average internal growth rates at colleges owned by public companies. We believe that is currently between 10% to 15% per year. However, this expectation does not in any way constitute guidance for any period.

If Interboro is unable to improve its persistence and graduation rates to levels SED deems acceptable, the Board of Regents may deny or adversely condition Interboro's reaccredidation.

      If Interboro does not succeed in reaching a 25% graduation rate for students attending Interboro for three years, the New York Board of Regents could deny or onerously condition Interboro's reaccredidation in September 2008. In addition, SED could continue to limit significantly Interboro's growth throughout the period prior to reaccredidation because it believes Interboro is not effectively implementing improvements or that the improvements, even if implemented, cannot accomplish what SED deems necessary. One or more of these risks could occur even though we believe there are no specific requirements in the governing law or regulations that Interboro achieve a 25% graduation rate.

      However, we believe the following is a legal requirement:

      A college awarding an associate degree that has a graduation rate below the mean associate degree graduation rate reported by all colleges in New York State accredited by SED,

      o     must show an improvement over the preceding year of at least 3% or

      o must prepare and submit a plan to improve graduation rates that includes strategies and time lines to achieve at least the mean, or a 3% annual improvement within two years.

      Interboro will not be able to continue to operate if the Board of Regents does not renew Interboro's accreditation when it expires and if Interboro is unable to obtain accreditation from another accrediting agency before then that is acceptable to the U.S. and New York State Departments of Education. Interboro will also not be able to operate if the Board of Regents decides to revoke Interboro's accreditation before reaccreditation in 2008 and force execution of teach out plans. In an attempt to ameliorate this risk, while enhancing Interboro's national reputation, Interboro is applying for national accreditation by the Accrediting Council of Independent Colleges and Schools. However, the approval of its application is not assured.

If SED continues to deny Interboro's Yonkers site extension center status for a protracted period of time, Interboro's ability to continue operations in Yonkers could be materially and adversely affected.

      SED has required Interboro to limit enrollment at its Yonkers site to substantially less than its current enrollment of approximately 165 students by not accepting new students. The Yonkers site may continue to serve its continuing students. If Yonkers is never approved as an extension center, it would eventually be limited to enrolling approximately 35 students. That level of enrollment would force Interboro to close the site unless it could implement strategies to reduce or absorb (by using the site for administrative or other purposes) its fixed costs of operating the site.

The capital and operating costs of implementing agreements with SED, in response to SED's recommendations, could significantly exceed the estimates we have made to date.

      SED could require Interboro to make further changes to Interboro's operations beyond those Interboro has agreed to in its response to the Draft Report. Furthermore, we could be wrong in our current estimates because of unanticipated costs. In either event, the costs to Interboro of complying with the final SED report could significantly exceed the $400,000 of capital costs during the next 12 months and $1,000,000 of additional operating costs for 2006 that we have estimated thus far.

Our margins may continue to erode if the maximum federal and state grants and loans do not increase over time.

      As we have grown, we have, until recently, been able to improve our margins through economies of scale and other operating efficiencies. As a result of Interboro new student enrollment caps through the spring 2007 semester, increases in costs at Interboro and TCI's higher cost structure, EVCI's margins are expected to be significantly lower (and negative in 2006) for the foreseeable future. Approximately 93% of Interboro's net revenue, and 62% of TCI's net revenue, consisted of TAP and Pell grants in 2005. The maximum Pell award per semester has risen from $1,150 for the academic year 1994/ 1995 to its current level of $2,025. Since academic year 2000/ 2001, the maximum semester Pell award has been:

        2000/ 2001                                  $1,650
        2001/ 2002                                   1,875
        2002/ 2003                                   2,000
        2003/ 2004                                   2,025
        2004/ 2005                                   2,025
        2005/2006                                    2,025

      The maximum TAP award per semester has been $2,500 since April 2000 and was $2,062 from 1994 through April 2000.

      Interboro's tuition is set at a level that permits approximately 85% of its students to pay their full tuition, fees and book costs out of their Pell and TAP grants. A TCI first-time student can pay approximately 85% of the student's tuition, fees and books with full TAP and Pell awards.

      If the maximum available Pell and TAP grants do not continue to exceed Interboro's tuition and fees, Interboro's margins would erode further unless the gap is covered by participating in Title IV loan programs. Since we acquired Interboro, the college has avoided participating in any Title IV loan programs because it did not want to risk losing eligibility to participate in the Pell grant program as a result of its students exceeding permissible Title IV loan repayment default rates.

      If TCI's cost structure requires additional increases in its tuition without a concurrent and similar dollar amount increases in Pell and TAP grant amounts, its margins will erode unless its students obtain larger Title IV loans. As a result, TCI's Title IV loan default rate may increase, or its competitive position to attract students be diminished.

The seasonality of our enrollments produces significant variations in our results from quarter to quarter.

      Our revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters have not been profitable prior to our 2003 third quarter in which we had net income of $79,000. In 2004, we lost $585,000 in our second quarter and $1,180,000 in our third quarter. In 2005, we had a profit of $320,000 in our second quarter and a loss of $1,493,000 in our third quarter. Furthermore, while for a full fiscal year, changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Our schools' semesters are 15 weeks long and revenue per semester is, therefore, reported over two quarters.

If our common stock is delisted from Nasdaq, the liquidity of our common stock and our ability to raise additional capital when we may need it most could be adversely affected.

      Nasdaq rules require us to maintain a minimum closing bid price for our common stock of $1.00 per share. If our common stock trades for 30 consecutive business days below the applicable minimum closing bid price requirement, Nasdaq will send a deficiency notice to us, advising that we have 180 calendar days to regain compliance with the minimum bid price. We must then maintain compliance for a minimum of 10 consecutive business days. Under certain circumstances, Nasdaq may require maintenance of a $1.00 minimum bid price for more than 10 days.

      Thereafter, we can receive an additional 180-day compliance period if we meet all initial inclusion requirements for the Nasdaq Capital Market, except for the bid price requirement. If we do not demonstrate compliance within the requisite compliance period, we will be issued a delisting letter, which we may appeal at that time.

      If our common stock is delisted from Nasdaq, trading would thereafter be conducted in the over-the-counter market on the "electronic bulletin board" or in the "pink sheets." As a consequence:

      o the liquidity of our common stock would be impaired, not only in the number of shares that could be bought and sold and lower prices for them, but also through delays in the timing of transactions and reduction in security analysts' and the news media's coverage of us.

      o these trading factors would also make our common stock materially less attractive to potential sources of financing that we may require in connection with a refinancing or repayment of our bank debt.

Actual or threatened legal proceedings against us or any of our colleges by regulatory agencies or private parties could have a material adverse effect on our business.

      Pending lawsuits resulting from the Draft Report and ensuing events are described in this report under the caption "Legal Proceedings."

      From time to time, we may be subject to investigations, claims of non-compliance, or lawsuits by governmental agencies or other third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions, loss of financial aid eligibility, or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues. This could also materially hurt our business.

The loss of the services of key management personnel of EVCI or Interboro, could have a material adverse effect on our operations and growth.

      The efforts of Dr. Arol I. Buntzman, chairman of EVCI and chairman and chancellor of Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI, chief executive officer and vice chairman of Interboro and co-chairman of TCI, and chief executive officer and president of PSB, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance for EVCI's benefit on the life of Dr. Buntzman in the amount of $2.0 million and on the life of Dr. McGrath in the amount of $750,000. We plan to obtain additional insurance on the life of Dr. McGrath. We have an employment agreement with Dr. Buntzman expiring December 31, 2007 and an employment agreement with Dr. McGrath expiring December 31, 2008.

Our business and results could materially suffer if we improperly balance or divert resources from our operations to making acquisitions or if we make acquisitions that do not meet our expectations.

      In the future, when our financial and other resources permit, we expect to seek additional acquisitions, especially accredited colleges. We may choose not to purchase a college after we conduct our due diligence and negotiate terms. Our acquisition of TCI took more than a year to complete as a result of protracted negotiations and due diligence. From this and other experiences, we know that it takes significant time and resources to identify and acquire suitable acquisition candidates. In retrospect, we may find that the expenditure of time, money and other resources may have been better made to manage existing operations. Furthermore, the quarter in which we decide not to complete an acquisition will be adversely impacted by the expenses incurred on the acquisition. Whereas, if an acquisition is completed, the acquisition expenses are capitalized and become part of the purchase price.

      If we do make acquisitions, potential hurdles to our successfully integrating the acquisition include:

      o an inability to increase enrollments, particularly if the college has had declining enrollments

      o     possible loss of key employees

      o an inability to integrate the acquisition because of differences in vision, management style, work ethic or other causes

      o difficulties in integrating academic, administrative and financial systems, including technology of the acquired company with ours

      o diversion of our management resources or otherwise stretching our resources too thin

      o adverse effects on our operating results as a result of lower operating margins of the acquired company

      o     unanticipated business or regulatory uncertainties or liabilities

      o     an inability to fund operations of the acquired company

      o breaches of representations or warranties by the seller of the acquired company for which we do not have adequate recourse

      o     underestimation of capital needs

      o failure to develop or implement a viable business plan, including with respect to managing Title IV loans that are needed to support tuition

      o an inability to continue a school's participation in financial aid programs as a result of regulatory change in control provisions

      o     an inability to effectively deal with unions

      o     difficulties in maintaining accreditation and program registration

      The acquisition of PSB had an adverse effect on our 2005 operating results because of delays and expenses incurred in relocating PSB and obtaining new enrollments at its new location.

The impact of unionization of Interboro's faculty is not known.

      Negotiations are underway with Local 153 of the Office and Professional Employees International Union of a contract covering Interboro's full-time and part-time faculty. The contract with Local 153 covering Interboro's full-time administrative employees expires August 31, 2006. Accordingly, the incremental labor cost to Interboro resulting from unionizing Interboro's faculty and renegotiating the union contract with Interboro's full-time administrative staff is uncertain. If Interboro is unable to conclude contracts that it believes allow it to cost-effectively and efficiently operate Interboro, then Local 153 may call a strike or a work slow down. A strike or slow down could materially impact Interboro's ability to recruit and service its students while it continues and, potentially, for a period after a strike or slow down ends. A protracted strike or slow down would have a material adverse effect on Interboro.

If the operation of a college's computer system is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired.

      Interboro's computers were inoperable for one week at the beginning of the fall 2004 semester as the result of a virus that could not be stopped initially by existing anti-virus software. While Interboro was able to continue to operate during this period without any material adverse effect, this may not be the case in the future. Furthermore, our computers could be affected by other problems in the future that could adversely affect our operations.

Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect Interboro and TCI.

      All of Interboro's and TCI's sites are located in or near New York City. If New York City is again a target or threatened target of terrorists, Interboro's and TCI's operations, enrollments and retention rates could be adversely impacted.

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

A change of control of EVCI could adversely affect our college's receipt of Pell and TAP funds.

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

      After a change of control, our cash flow could be adversely affected by the withholding of significant portions of grant funds until the change of control is reaffirmed, if at all. A change of control could take several months. If not reaffirmed, our colleges would lose their ability to participate in the Pell, TAP and PHEAA programs and would not be able to continue operating.

Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

      Complex regulations under Section 382 of the Internal Revenue Code govern the determination of whether one or more changes of ownership of EVCI's common stock will result in limitations on EVCI's ability to offset taxable income against its approximately $21.5 million of available net operating loss carryforwards. Sales of EVCI's common stock by EVCI and persons defined as 5% holders under Section 382 regulations must be monitored by us so we can determine whether ownership changes have occurred that result in limitations on our net operating losses (NOL) utilization. We have no control over sales by 5% holders. Our effective cost of raising capital may be affected by these regulations.

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

         Since our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94. Our share price rose to a high of $11.05 the day of our press release reporting our 2004 preliminary results and subsequently declined to $7.70 within a week after our press release reporting our spring 2005 record enrollment growth. Following our announcement, on October 19, 2005, of our receipt of the Draft Report and an ongoing internal investigation, our stock price declined from $5.53 to $2.45 by October 20, 2005.

      Our share price also could be affected by a number of other factors, including:

      o exceeding or not meeting expectations for our semester enrollment numbers and our quarterly or yearly operating results

      o regulatory developments that affect our cash flow or ability to open or expand sites

      o     an ongoing Pell program review or a TAP audit

      o allegations, even if untrue, that a college failed to comply with regulations relating to TAP or Title IV, its accreditation by the Board of Regents or corporate compliance with Sarbanes-Oxley or other securities laws

      o exceeding or not meeting expectations for our semester enrollment numbers and our quarterly or yearly operating results

      o trading by investors that are more interested in quarterly versus long-term results

      o changes in securities analysts' expectations as to our future performance

      o adverse media coverage of our colleges or other for profit-schools owned by public companies

      o     increased competition in our target market

      o the operating and stock price performance of other comparable companies, including as a result of fraud allegations or Congressional investigations relating to their operations

      o general stock market or economic conditions, including as a result of uncertainty about, or the occurrence of, war or terrorism

      o sales of our stock by our management or others pursuant to a prospectus or otherwise

      o     acquisitions of other colleges

      o     additional financings

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

      The adverse regulatory effect of a change of ownership of EVCI's common stock resulting in a change of control could discourage bids for our outstanding shares at a premium or otherwise.

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

      In addition, we have change of control agreements with each of our chairman, chief executive officer and president, general counsel, and chief financial officer that require substantial payments to them in the event their employment is terminated, except for cause, following a change of control of EVCI.

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

Item 1B. Unresolved Staff Comments.

      Not applicable.

Item 2. Description of Property.

      Interboro has ten sites, including six annexes. TCI has a main campus and an annex. PSB has a main campus. All our colleges' facilities are leased. The following table sets forth the location, approximate square footage, lease expiration date and use of each principal site and each annex exceeding 2000 square feet used by Interboro, TCI, PSB and EVCI:

        Location                               Square Footage         Expiration Date(1)       Use
        --------                               --------------         ------------------       ---
        Interboro
        Mid-town                                   39,000                  1/31/2014         Main campus
        New York, NY

        8th Avenue NY                              13,500              8/31/15 3rd & 4th     Annex
                                                                       floor and 9/30/11
                                                                           2nd floor
        Flushing, NY                               11,700                 12/31/2010         Extension center

        Flushing, NY                               10,100                  6/30/2025         Annex
        Washington Heights, NY                      7,400                  7/31/2012         Extension center

        Washington Heights, NY                      3,700                  7/31/2014         Annex

        Yonkers, NY                                 8,000                  4/15/2013         Site

        Yonkers, NY                                                        8/31/2014         Annex
                                                    6,000

        TCI
        31st Street, NY                            109,000                 6/30/2013         Main campus

        8th Avenue, NY                             19,000                  5/31/2008         Annex
        PSB
        Allentown, PA                              15,000                  5/31/2010         Main campus

        EVCI
        Yonkers, NY                                 2,400                 10/31/2013         Corporate and
                                                                                             administrative offices

      ----------------------------------
      (1) Includes renewals at Interboro's option.

Item 3. Legal Proceedings.

      Securities Class Actions.

      On December 6, 2005, Glauser v. EVCI Career Colleges Holding Corp., et al., was filed in the United States District Court for the Southern District of New York against EVCI and certain of its current directors and officers. On behalf of himself and purportedly on behalf of a class of EVCI's investors who purchased EVCI's publicly traded securities between November 14, 2003 and October 19, 2005, plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with various public statements made by EVCI and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of plaintiff and the other purported class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, five follow-on actions have been filed in the same court alleging substantially similar claims, except that some of these follow-on actions allege a class period from August 14, 2003 to December 5, 2005. On February 6, 2006, motions were filed for the consolidation of the six securities class actions filed against EVCI and for appointment of a lead plaintiff. Those motions are still pending. EVCI and the other defendants believe these lawsuits have no merit and intend to defend themselves vigorously.

      Stockholder Derivative Action.

      On March 2, 2006, Ferre v. McGrath, et al., Case No. 06CV1684, a stockholder derivative lawsuit, was filed in the United States District Court for the Southern District of New York, against certain officers and the directors of EVCI. The derivative lawsuit also named EVCI as a nominal defendant, against which no recovery is sought. The derivative complaint generally alleges that the defendants breached their fiduciary duties owed to EVCI by reason of their positions as officers and directors of EVCI. The complaint alleges that the defendants failed to oversee Interboro Institute ("Interboro") and the admissions practices at Interboro, sold EVCI stock while in possession of adverse non-public information, and authorized or permitted false statements to be disseminated to the public. The defendants believe this lawsuit has no merit and intend to defend themselves vigorously.

      Delaware Books and Records Action.

      On March 8, 2006, Shamji v. EVCI Career Colleges Holding Corp., C.A. No. 1986-N, was filed in Delaware Chancery Court. Plaintiff seeks access to EVCI's books and records under Delaware law. EVCI believes this lawsuit has no merit and intends to defend itself vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our common stock is quoted on The NASDAQ Small Cap Market and the Boston Stock Exchange under the symbol "EVCI". The following table sets forth the high and low sales prices, of our common stock, as reported by NASDAQ, for each quarter of 2005and 2004.

        2004                              High                    Low
        ----                              ----                    ---

        First Quarter                    12.82                   5.20
        Second Quarter                   14.77                   8.50
        Third Quarter                    11.00                   5.75
        Fourth Quarter                   10.74                   5.55

        2005
        ----
        First Quarter                    11.05                   6.34
        Second Quarter                    7.76                   4.75
        Third Quarter                     7.00                   6.14
        Fourth Quarter                    6.64                   1.50

      As of March 10, 2005, the number of EVCI's stockholders of record was 29 and the number of beneficial owners of its common stock was approximately 2,300.

      We have never declared or paid any cash dividends on our common stock. We currently have no restrictions on the payment of dividends on our common stock. However, we anticipate retaining any future earnings to finance internal growth and potential acquisitions.

Item 6.  Selected Financial Data.

                                                                          Years ended December 31,
                                                   2005             2004             2003            2002               2001
                                               ------------     ------------     ------------     ------------     --------------
Statement of operations data
Total revenue                                  $ 50,741,564     $ 33,069,973     $ 20,237,728     $ 15,433,940     $   10,034,406
Operating expenses                               49,705,327       29,425,882       18,603,202       14,946,671         13,044,273
Income (loss) from operations
                                                  1,036,237        3,644,091        1,634,526          487,269         (3,009,867)
Other income (expense)                             (371,270)        (152,479)        (114,626)         (94,810)           115,330
Loss from discontinued operations
                                                         --               --               --       (2,202,641)        (5,836,682)
Net income (loss)                                   360,967        6,253,612        3,379,900       (2,005,182)        (8,837,219)
Accreted value of warrants and transaction
costs - Series B
                                                         --               --         (179,382)        (239,176)          (239,176)
Dividends on preferred stock - Series B
                                                         --               --         (630,333)        (910,000)          (910,000)
Dividends on preferred stock - Series C
                                                         --               --               --           (6,253)                --
Accreted value of warrants - Series C
                                                         --               --               --           (3,081)           (16,664)
Net income (loss) available to common
stockholders
                                               $    360,967     $  6,253,612     $  2,570,185     $ (3,163,092)    $  (10,003,059)
                                               ============     ============     ============     ============     ==============

Net income per common share
  Basic
    Continuing Operations                      $       0.03     $       0.53     $       0.35     $      (0.20)    $        (0.93)
    Discontinued Operations                              --               --               --                               (1.30)
                                               ------------     ------------     ------------     ------------     --------------
                                                                                                                            (0.45)
                                               $       0.03     $       0.53     $       0.35     $       0.65     $        (2.23)
                                               ============     ============     ============     ============     ==============
  Diluted
    Continuing  Operations                     $       0.03     $       0.50     $       0.31     $      (0.20)    $        (0.93)
    Discontinued Operations                              --               --               --            (0.45)             (1.30)
                                               ------------     ------------     ------------     ------------     --------------
                                                       0.03             0.50             0.31            (0.65)             (2.23)
                                               ============     ============     ============     ============     ==============
    Dividends per share                        $         --     $         --                $     $         --     $           --

                                             2005           2004           2003          2002             2001
                                         ------------   ------------   ------------   ------------   --------------
Balance sheet data
Total current assets                      $16,554,987    $16,657,437    $ 5,430,892    $ 4,412,159    $ 4,146,459
Total assets                               49,986,477     31,337,972     13,309,328      8,934,308     13,053,346
Long-term debt, net of current portion     10,841,743        871,855      2,823,389      1,875,761      1,664,413
Total stockholders' equity                $25,363,077    $23,894,225    $ 7,014,764    $ 2,521,963    $ 3,641,457

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

      The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies see note 1 to our consolidated financial statements, "Principal Business Activity and Summary of Accounting Policies."

      Revenue Recognition

      We recognize revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. The first and last days of Interboro's and TCI's three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI's calendar quarters. As a result, increases in enrollment do not directly relate to increases in its revenue for the first, second or third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. Our net revenue and related receivables are reduced for student refunds of tuitions.

      Student accounts receivable

      Student accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts and factors related to specific students. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

      Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

      Goodwill and other intangible assets

      Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. We account for its goodwill and other intangible assets in accordance with statements on Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets which requires the Company to test goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset exceeds its implied fair value.

      Marketing

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

         Semester                   Period
         --------                   ------

         June through September     Fall
         October through January    Spring
         February through May       Summer

      SFAS No. 123R

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard became effective for the Company on January 1, 2006. EVCI adopted SFAS No. 123R beginning in the first quarter of 2006.

      Income taxes

      We employ the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). We provide a valuation allowance that reduces deferred tax assets to their net realizable value.

Overview

      This overview is a brief summary of certain aspects of our business.

      Niche market

      Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and at PSB will qualify for Pell and PHEAA. Those grants cover a large portion of their tuition at our colleges and are made based on a student's financial need. Accordingly, our target market is the economically disadvantaged in minority communities. During 2005, TAP grants represented 42%, and Pell grants represented 46% of our revenue. Other Title IV grant programs are available to cover a portion of our students' tuition and other college costs. To cover most of the gap between the amount of available Pell and TAP grants and the cost of attending TCI, its students can obtain Title IV loans. Approximately 25% of TCI's revenue for its fall 2005 semester was from the proceeds of Title IV loans.

      The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The Interboro Draft SED Report and ensuing events had a material adverse affect on our business in 2005. Caps imposed by SED on new student enrollment of Interboro will adversely affect our revenue and, together with additional costs required to comply with other SED directives, are expected by us to result in a net loss of more than $1.5 million and negative cash flow of more than $2.0 million in 2006. However, we believe we have sufficient cash resources to fund this net loss and negative cash flow.

      Enrollments

      Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. Full-time student enrollment for 2005 increased 61% to 13,950 from 8,675 in 2004. Full-time enrollment for 2004 increased 65% to 8,675 from 5,250 in 2003. Full-time student enrollment in 2005 includes approximately 3,000 and 100 students attending TCI and PSB respectively. TCI and PSB were acquired during 2005 and student enrollments are included in our totals beginning with the fall 2005 semester. There are approximately 6,150 full-time students enrolled at our colleges for the 2006 spring semester. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2005, 2004 and 2003 full-time enrollments by semester:

                              2005           2004          2003
                             ------         -----          -----

        Spring                3,700         2,800          1,850
        Summer                2,650         1,975          1,100
        Fall                  7,600         3,900          2,300
                             ------         -----          -----
                             13,950         8,675          5,250
                             ======         =====          =====

      The SED enrollment caps at Interboro are tied to an SED expectation that at least 65% of students who are first enrolled for either of its spring 2006 or summer 2006 semesters will persist to their second semester of attendance.

      The caps limit initial new student enrollment and new student enrollment after approximately the third week of the semester, as follows:

                                                         After Approximately
                                Initial Enrollment            3 Weeks*
                                ------------------            --------

        Spring 2006                      900                      850
        Summer 2006                      900                      850
        Fall 2006                      1,080                    1,000
        Spring 2007                    1,080                    1,000

      ----------------------
      * Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

      Capacity

      Growth in registration at our colleges is limited by the capacity of the facilities in which our colleges operate. Total capacity can be reached if there is full registration for all courses for morning, afternoon and evening courses at all of our instructional locations. To date we have not achieved total capacity and we believe that we are not likely to do so in the foreseeable future. A number of items act to constrain our capacity, such as under utilization of our facilities in the afternoon as well as on Fridays and weekends, and SED caps on new student enrollments at Interboro.

      Seasonality

      Our revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters have not been profitable prior to our 2003 third quarter in which we had net income of $79,000. In 2004, we lost $585,000 in our second quarter and $1,180,000 in our third quarter. In 2005, we had a profit of $320,000 in our second quarter and a loss of $1,493,000 in our third quarter. Furthermore, while for a full fiscal year, changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Our schools' courses are 15 weeks long and revenue per semester is, therefore, reported over two quarters.

      Billing and collections

      Student accounts receivable consists of tuition earned, but not yet paid by state grants and Title IV aid or by students who are allowed to pay in installments the portion of their tuition and fees that are not covered by state grants and Title IV aid.

      Accounts receivable are recorded as we bill students. Bills for tuition are generally sent four weeks after the start of the semester. Interboro does not bill tuition for students that have enrolled but have not attended class for each course at least twice.

      Up to 90% of a semester's total federal aid is generally received by our colleges prior to the completion of the semester and the balance is usually paid to our colleges within 30 days after the semester ends. The collection of Title IV funds for continuing students can begin at the beginning of the semester. For new students, Interboro starts collecting Title IV funds after they have completed 60% of the semester.

      Students who drop out or stop attending before 60% of the semester is complete cannot get full federal aid. Their federal aid entitlement is prorated based on the time they actually attended. We refund to the DOE that part of federal aid that we have received but are not entitled to as a result of students' early withdrawal.

      In order to be eligible for TAP, among other requirements, a student must be taking at least 12 semester hours during the semester. As the semester progresses and we determine our students' eligibility for TAP, we certify or decertify students. This process applies to new students as well as continuing students. The majority of TAP funds received in payment of tuition for a semester is generally received by us prior to the start of the next semester and the balance is usually substantially collected over the next two to three months. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP.

      Cost of revenue

      Cost of revenue mostly consists of salaries of academic, administrative and staff personnel such as deans, instructors, admissions personnel, and library staff. It also includes student transportation allowance, testing and vaccination costs, graduation costs and optical eye glass expenses.

      Other Salaries and all benefits

      These costs are included in selling, general and administrative expense. All employee costs that are not included in cost of sales are included in this category, including benefit costs for all of our employees.

      Acquisitions

      The discussion of our results below includes the revenue and costs of TCI and PSB from the dates we acquired them through December 31, 2005. PSB was acquired on January 11, 2005 and TCI was acquired on September 16, 2005.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

      The following table summarizes our operating results as a percentage of our total revenue for 2005 as compared to 2004:

                                                                                  Year ended December 31,
                                                                                      2005       2004
                                                                                     -----      -----
          Total revenue                                                              100.0%     100.0%

          Cost of revenue                                                             31.4       25.5
          Selling, general and administrative expenses                                66.6       60.5
          Loss on settlement of tuition disallowance                                    --        3.0
                                                                                     -----      -----
          Total operating expenses                                                    98.0       89.0
          Other income(expense)                                                       (0.7)      (0.5)
          Income before provision for (benefit from) income taxes                      1.3      (10.6)
                                                                                     -----      -----
          Net income                                                                   0.7%      18.9%
                                                                                     =====      =====

      Total revenue for 2005 increased 53.4% or $17,671,000 to $50,741,000 from $33,070,000 in 2004. Each of our colleges contributed to the increase in revenue. Revenue at Interboro increased by $5,603,000. Revenue from our colleges acquired during 2005 amounted to $11,881,000 at TCI and $187,000 at PSB. In 2006, revenue at Interboro will be adversely impacted by the enrollment caps imposed by SED as discussed above. We expect that this decline in revenue at Interboro will be more than offset by increases in revenue from our schools acquired during 2005, TCI and PSB.

      Full time enrollments rose by 60.8% to 13,950 students during the spring, summer and fall semesters of 2005 as compared to 8,675 during 2004. Enrollment at TCI was approximately 3,000 and enrollment at PSB was approximately 100. The TCI and PSB enrollments were solely for fall 2005. Enrollment at Interboro will be limited in 2006 and in the spring semester of 2007 by the caps placed by SED on the enrollment of new students.

      Deferred revenue of $3,348,000 at December 31, 2005 consists of advanced TAP payments made to Interboro and TCI for the spring 2006 semester and will be recognized in the first and second quarters of 2006.

      Our colleges offered partial grants totaling approximately $1,559,000 to approximately 2,900 students during 2005.

      Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student's ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE official cohort default rate is approximately 1.3% for 2003 and its DOE draft rate is 2.6% for 2004, but could increase as a result of the increase in numbers of ATB students admitted by TCI since spring 2005. Interboro and PSB do not currently participate in Title IV loan programs.

      Cost of revenue increased by $7,488,000 to $15,950,000 for the year ended December 31, 2005 as compared to $8,462,000 for 2004. Cost of revenue increased primarily due to increases in salaries and wages for Interboro instructors, recruiters and advisers as well as the cost of revenue incurred by TCI of $4,090,000 and by PSB of $145,000. As a percentage of total revenue, we expect cost of revenue to increase in 2006 due to our agreement with SED to increase certain faculty and other personnel at Interboro, as well as the higher faculty cost structure at TCI.

      Personnel included in cost of revenue at December 31, 2005, consisted of the following:

                                December 31, 2005

                                             Interboro  TCI    PSB    Total
                                             ---------  ---    ---    -----
          Adjunct instructors                    127     92      3    222
          Full-time instructors                   78     78      1    160
          Tutors and Testers                      44      6     --     50
          Admissions staff                        44     43      6     91
          Deans and staff                         10     25      1     20
          Academic advisors                       19      6     --     35
          Librarians                              11      5     --     16
                                                 ---    ---     --    ---
          Total                                  333    255     11    599
                                                 ===    ===     ==    ===

      Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase student retention and graduation rates at Interboro.

      The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for 2005 and 2004:

                                           Year ended December 31,
                                           -----------------------
                                                2005     2004
                                                ----     ----

          Salaries and benefits                 25.4%    29.2%
          Marketing                             10.1      9.0
          Depreciation                           4.1      3.1
          Professional and consulting fees       4.5      2.2
          Non cash compensation                  0.8      1.2
          Other expenses                        21.6     15.8
                                                ----     ----
          Total                                 66.5%    60.5%
                                                ====     ====

      Salaries and benefits increased by $3,394,000 to $12,908,000 during 2005 from $9,614,000 for the comparable period a year ago. Security personnel salaries at Interboro decreased by $115,000 (from $225,000 in 2004) in connection with the outsourcing of these services in 2005. Salaries and benefits include $1,829,000 at TCI and $428,000 at PSB. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees. While we expect that these costs will increase in 2006 due to having the full year of operations at TCI and PSB, we anticipate some reduction in staff positions at Interboro resulting from the SED caps on its enrollments. As a percentage of our 2006 revenue, we expect these costs to increase in 2006, but not as significantly as our faculty costs.

      Marketing costs increased by 70.9% or $2,118,000 to $5,105,000 in 2005 as compared to $2,987,000 for 2004. Included in marketing costs in 2005 are TCI costs of $950,000 and PSB costs of $327,000. Marketing costs at Interboro increased by $841,000 which is consistent with increase in enrollment. Marketing consists primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

      Professional fees increased by 218.5% or $1,580,000 to $2,303,000 in 2005 as compared to $723,000 for 2004. This increase is primarily due to approximately $500,000 in consulting fees in connection with complying with the internal control reporting requirements of the Sarbanes Oxley Act of 2002 as well as approximately $400,000 in legal and other consulting costs incurred in connection with the internal investigation with respect to Interboro conducted by our Audit Committee. We anticipate that we will have additional expense exceeding $500,000 in the first quarter of 2006 relating to our compliance with the Sarbanes Oxley Act of 2002.

      Non cash compensation charges remained virtually unchanged at approximately $400,000 in each of 2005 and 2004. This cost relates to the expensing of the value of options granted to three of our executive officers which is being charged to operations over the vesting period. As a result of our adoption of SFAS 123R, effective January 1, 2006, all stock and option grants will be valued and result in a charge to operations over the vesting period of the grants.

      Depreciation and amortization increased by 106.5% or $1,078,000 to $2,090,000 for 2005 from $1,012,000 for 2004. This increase is due primarily to additional amortization on leasehold improvements made at our Interboro locations as well as depreciation and amortization from TCI of $262,000 and PSB of $79,000.

      Other expenses included in selling, general and administrative expenses, increased by $5,701,000 or 108.7% to $10,945,000 from $5,244,000 in 2004.
Approximately 86% of other expenses consisted of the following:

                                      2005          2004
                                   ----------    ----------

       Rent and utilities          $4,422,000    $2,398,000
       Security                     1,049,000       129,000
       Insurance                      576,000       426,000
       Supplies                       422,000       381,000
       Telephone                      771,000       594,000
       Equipment rental               370,000       216,000
       Travel and entertainment       203,000       237,000
       Bad debts*                   1,257,000            --
       Taxes                          356,000       124,000
                                   ----------    ----------
       Total**                     $9,426,000    $4,505,000
                                   ==========    ==========

      ------------------------------

      * Includes approximately $800,000 in accounts deemed uncollectible at TCI.

      ** Total other expenses in 2005 include $2,533,000 and $202,000 from TCI and PSB, respectively.

      Loss on settlement of tuition disallowance of $978,000 in 2004 pertains to disallowances resulting from a TAP audit. The audit began in February 2004. After protracted negotiations with the auditors from the office of the New York State Comptroller, in December 2004, we were advised that the total of the disallowances would be $903,000. In March 2005, Interboro received the final report that details the reasons for the amount of the disallowances. After receipt of an invoice from HESC, Interboro paid $903,000. The remaining, $75,000 of the tuition disallowances constitutes accrued refunds of Pell grants related to certain causes of the TAP disallowances. The amount due was paid to the DOE in January 2005.

      A routine program review is currently being conducted by the DOE of Interboro students' eligibility for Title IV grants of approximately $30 million during Interboro's academic years 2002/2003, 2003/2004, and 2004/2005. We cannot estimate the amount of refunds that Interboro will make to the DOE because of the protracted period of time since the review started.

      Other income (expense) increased primarily due to interest and financing costs incurred in connection new bank debt recorded as a result of the TCI acquisition. As the result of the amendment of our bank loan agreement, the interest rate on our bank debt has increased to the bank's prime rate plus 3%.

      Income tax expense for 2005 was $304,000 as compared with an income tax benefit of $2,762,000 in 2004. The expense in 2005 relates primarily to state and local taxes due on our earnings. Our federal income tax benefits are derived from our historical losses from discontinued operations. We have carryforward losses that will offset our federal and certain state taxable income in future years. This has resulted in a deferred tax asset recorded on our books. Due to the uncertainty of the utilization of all of the net operating losses, we have recorded a valuation allowance against the deferred tax asset.

      As a combined result of the factors discussed above, net income decreased by $5,893,000 to $361,000 for 2005 as compared to a net income of $6,254,000 for 2004.

      We are estimating a net loss of approximately $2,300,000 for 2006. Approximately $700,000 of this estimated net loss relates to the amendment of our bank credit agreement, including approximately $450,000 of accelerated amortization of deferred financing costs. This estimate assumes Interboro will be able to enroll the maximum number of new students permitted by the SED caps for 2006 and that Interboro will incur additional capital costs of $400,000 and operating costs of $1,000,000 relating to its compliance with other SED directives.

Year Ended December 31, 2004 Compared to Year Ended 2003

      The following table summarizes our operating results as a percentage of revenue for 2004 and 2003.

                                                     Year Ended December 31,
                                                           2004    2003
                                                          -----    -----
       Revenue:
          Net revenue                                      98.9     98.4
       Other income                                         1.1      1.6
                                                          -----    -----
       Total revenue                                      100.0    100.0
                                                          -----    =====
       Operating expenses:
          Cost of revenue                                  25.5     27.6
          Selling, general and administrative expenses     60.5     64.3
       Loss on settlement of tuition disallowance           3.0       --
                                                          -----    -----
       Total operating expenses                            89.0     91.9
                                                          -----    -----
       Income from operations                              11.0      8.1
                                                          -----    -----
       Other expense, net                                   0.5      0.6
                                                          -----    -----
       Benefit for income taxes                             8.4      9.2
                                                          -----    -----
       Net income                                          18.9     16.7
                                                          -----    -----
       Net income available to common stockholders         18.9     12.7
                                                          =====    =====

      Net revenue for 2004 increased 64%, or $12,806,000, to $32,718,000 from
$19,912,000 for 2003, because Interboro's full-time student enrollment rose by 64% to 8,675 from 5,250 in 2003. Each of Interboro's sites contributed to the net revenue increase: Manhattan $7,478,000, Flushing $1,553,000, Washington Heights $2,519,000 and Yonkers $1,350,000. These increases are net of a $94,000 decrease at EVCI.

      For the spring semester of 2004 Interboro's full-time enrollment was at 97% of its capacity of 3,100 students. With the availability of four new annexes for the fall 2004, Interboro was operating at 78% of its capacity of 5,000 students. In addition to increasing capacity for the fall 2004 semester, Interboro increased its tuition by $200 per semester. This increase resulted in approximately $780,000 of additional revenue for the fall 2004 semester.

      Other income increased by $27,000 to $352,000 for 2004 from $325,000 for 2003, as a direct result of Interboro's enrollment increases. Other income is comprised of application fees for our students and commissions from third-party book sales. Book sales commissions increased approximately $100,000 to $180,000 in 2004. This increase was offset by the elimination of Interboro's $35 student application fee in the fall of 2004.

      Cost of revenue increased by $2,876,000 to $8,462,000 for 2004 from $5,586,000 for 2003. Most of the increase is attributable to an increase during the year from 172 to 289 in full and part-time personnel that are included in cost of revenue. Salaries made up 96% of the cost of revenue in 2004 and 92% of the cost of revenue in 2003. The balance for each of 2004 and 2003 was primarily made up of costs for student transportation, graduation ceremonies, student vaccinations and Interboro's ophthalmic laboratory. The number of personnel by job descriptions that are included in cost of revenue are:

      The number of personnel by job descriptions, that are included in cost of revenue are:

                                       2004*   2003*
                                       ----    ----

       Adjunct instructors             150     76
       Full time instructors            42     32
       Tutors, testers and advisors    132     30
       Admissions staff                 40     28
       Dean and staff                    9      6
                                       ---    ---
       Librarians                      373    172
                                       ===    ===

      --------------------
      * During the fall semester

      The following table sets forth our selling, general and administrative expense items as a percentage of our total revenue for 2004 and 2003:

                                        2004    2003
                                        ----    ----

       Salaries and benefits            29.2    31.7
       Marketing                         9.0     9.4
       Depreciation and amortization     3.1     4.3
       Other expenses                   17.1    17.8
       Professional fees                 2.2     4.3

      Salaries and benefits increased by 67% or $3,854,000 to $9,614,000 for 2004 from $5,760,000 for 2003. As a percentage of our revenue, salaries and benefits increased because the cost of the additional administrative and clerical employees was proportionately more than the increase in revenues resulting from our enrollment growth. In September 2004, Interboro administrative and clerical staff received a salary increase of approximately 6%. The table below summarizes changes in salaries and wages:

                               2004          2003
                            ----------    ----------

       Wages                $6,873,000    $4,124,000
       Bonuses                 550,000       250,000
       Employee benefits       836,000       499,000
       Payroll taxes         1,355,000       887,000
                            ----------    ----------
       Total                $9,614,000    $5,760,000
                            ==========    ==========

      Marketing costs increased by $1,078,000 or 56% to $2,987,000 for 2004 from $1,909,000 for 2003. These costs were mostly for newspaper and subway ads, telemarketing, and direct mail and community events.

      Professional fees and consulting fees decreased by $154,000 to $723,000 for 2004, from $877,000 for 2003. The decrease mostly related to savings in legal costs for SEC and general corporate counseling as a result of the addition of EVCI's general counsel on January 1, 2004 and savings in labor cost related to the negotiation of the union agreement with Local 153 in 2003. Offsetting the decreases were increases in director's fees, accounting and tax services, and legal costs for the arbitration with the former owner of Interboro and for annex leases.

      Depreciation and amortization increased by $135,000 to $1,012,000 for 2004 from $877,000 for 2003, primarily as a result of leasehold improvements made and computer equipment purchased to support Interboro's growth.

      As a result of Interboro's growth, other expenses, included in selling, general and administrative expense, increased by $1,672,000 to $5,244,000 for 2004 from $3,572,000 for 2003. Approximately 88% of other expenses consisted of the following:

                                         2004           2003
                                      ----------    ----------
       Rent and utilities*            $2,398,000    $1,620,000
       Insurance                         426,000       405,000
       Telephone and internet            594,000       359,000
       Supplies                          401,000       237,000
       Equipment rental                  217,000       208,000
       Travel and entertainment          237,000       163,000
       Outside security services         129,000            --
       Investor relations                110,000       106,000
       Sales and real estate taxes       110,000        64,000
                                      ----------    ----------
       Total                          $4,622,000    $3,162,000
                                      ==========    ==========

-------------------------------------

      * The 2004 rent increase consisted of $744,000 for new space and $34,000 for rent escalations.

      Benefit for income taxes increased by $902,000 to $2,762,000 in 2004 from $1,860,000 in 2003. The following table summarizes the calculation:

                                                    2004          2003
                                                 ----------    ----------
       Federal tax benefit                       $3,482,000    $2,000,000
       State taxes due                              720,000       140,000
                                                 ----------    ----------
       Benefit for income taxes                  $2,762,000    $1,860,000
                                                 ==========    ==========

      Our federal income tax benefits are derived from our historical losses from discontinued operations. We have carryforward losses that will offset our federal taxable income in future years. This resulted in a deferred tax asset recorded on our books. Due to the uncertainty of being able to utilize all of the net operating losses, we have recorded a valuation allowance against the deferred tax asset. As we became more profitable, we have reduced the valuation allowance against the deferred tax asset as it became more likely than not that we would be able to utilize the net operating losses. The decrease in the valuation allowance resulted in a federal income tax benefit of $2,000,000 in 2003 and $3,482,000 in 2004.

      Net income available to common stockholders for 2004 was $6,254,000 as compared to $2,570,000 for 2003. Our net income available to common stockholders in 2003 was decreased by $810,000 for the accreted value of warrants and transaction costs and undeclared preferred stock dividends. These charges related to our Series B preferred stock and, accordingly, did not recur in 2004.

Financial Condition, Liquidity and Capital Resources

      We generated approximately $4,565,000 from our operating activities during 2005. In addition, we expended approximately $2,700,000 on purchases of property and equipment and expended $15,626,000 to acquire TCI and PSB. In addition, we were required to make $1,089,000 in deposits primarily in connection with capital improvements required under the terms of our lease at Interboro's main campus in Manhattan. At December 31, 2005, we had cash and cash equivalents of approximately $9,273,000 and working capital of $3,572,000. We believe that our present working capital, available credit facilities and cash balances will be sufficient to meet our cash needs through the end of 2006.

      The terms of our $15,000,000 amended and restated collateralized credit facility are summarized in Note 9 to our Consolidated Financial Statements. The credit agreement requires, among other things, the maintenance of several financial covenants and ratios including, senior funded debt to EBITDA, minimum EBITDA and fixed charge coverage. On March 31, 2006, the Amended and Restated Credit Agreement waived prior defaults and financial covenants for the remaining term were reset. The term loan and revolving line mature on July 1, 2007.

      Our commitments for capital expenditures include approximately $900,000 to make improvements as required under the lease at Interboro's main campus described above. In addition, we expect to spend approximately $400,000 during 2006 in connection with improvements agreed to under the SED compliance letter described above and we expect to spend approximately $600,000 in capital improvements at TCI as agreed to with TCI's accrediting agency.

      The following table presents our expected cash requirements for contractual obligation outstanding as of December 31, 2005:

                                                Payments due by period
                                               (in thousands of dollars)
                                            Less than    1-3        4-5      More than
                                  Total     One year    Years      years     5 years
                                 -------    --------   -------    -------    -------
       Line of Credit            $ 2,000    $ 2,000    $    --    $    --    $    --
       Long-term debt             13,000      2,625     10,375         --         --
       Capital leases                867        357        510         --         --
       Operating leases           49,811      5,947     17,453     10,770     15,641
                                 -------    -------    -------    -------    -------
       Total contractual cash
       obligations               $65,678    $10,929    $28,338    $10,770    $15,641
                                 -------    -------    -------    -------    -------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from the changes in the price of financial instruments. EVCI is exposed to financial market risks, principally due to changes in interest rates. We have used derivative financial instruments to protect against interest rate fluctuation. Exposure to market risks related to operating activities is managed through our regular operating and financing activities.

      Interest Rate Risk

      We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for 2005 by approximately $40,000.

                                     PART II

                                OTHER INFORMATION

Item 8. Financial Statements.

      The financial information required by this item is set forth beginning on page F-1.

                       EVCI CAREER COLLEGES HOLDING CORP.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2005

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                                         F-2

Consolidated Financial Statements:

   Balance Sheets as of December 31, 2005 and 2004                                              F-3
   Statements of Income for the Years Ended December 31, 2005, 2004, and 2003                   F-4
   Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003      F-5
   Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and 2003             F-6
   Notes to Consolidated Financial Statements                                                F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EVCI Career Colleges Holding Corp.

We have audited the accompanying consolidated balance sheets of EVCI Career Colleges Holding Corp. ("EVCI") and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of EVCI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVCI Career Colleges Holding Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an adverse opinion thereon.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 6, 2006 except for Note 9, as to which the date is March 31, 2006 and the last paragraph of Note 10, as to which the date is March 8, 2006

              EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,     December 31,
                                                                             ------------     ------------
                                                                                    2005             2004
----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                            $  9,273,206     $ 10,504,308
        Student accounts receivable, less allowance for doubtful accounts
          of $2,449,488 and $105,000, respectively                              6,125,927        6,015,719
        Other receivables                                                         284,021               --
        Prepaid income taxes                                                       93,629               --
        Prepaid expenses and other current assets                                 778,204          137,410
----------------------------------------------------------------------------------------------------------
                Total current assets                                           16,554,987       16,657,437

Property and Equipment - net                                                    6,789,683        4,733,185
Intangible assets                                                              12,832,881               --
Goodwill                                                                        5,072,375        3,914,624
Deferred income tax asset, net of valuation allowance
of $2,037,500 and $1,827,500, respectively                                      5,557,500        5,557,500
Other assets                                                                    3,179,051          475,226
----------------------------------------------------------------------------------------------------------
                Total Assets                                                 $ 49,986,477     $ 31,337,972
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Revolving credit line                                                  $2,000,000               --
        Accounts payable and accrued expenses                                   4,629,163     $  3,046,707
        Income taxes payable                                                           --          329,729
        Deferred tuition revenue                                                3,347,608        1,834,510
        Current portion of capital lease obligation                               311,821          275,329
        Current portion of notes payable                                        2,625,000          318,907
----------------------------------------------------------------------------------------------------------
                Total current liabilities                                      12,913,592        5,805,182

Capital lease obligation, net of current portion                                  466,743          585,337

Notes payable, net of current portion                                          10,375,000          286,518

Deferred rent                                                                     868,065          766,710
----------------------------------------------------------------------------------------------------------
                Total liabilities                                              24,623,400        7,443,747
----------------------------------------------------------------------------------------------------------

Stockholders' Equity:
        Preferred stock - $.0001 par value; authorized
        1,000,000 shares: none issued and outstanding                                  --               --
        Common stock - $.0001 par value; authorized 20,000,000
        shares; issued and outstanding 12,432,867 and 12,329,603
        shares, respectively                                                        1,264            1,254
        Additional paid-in capital                                             51,030,320       49,922,445
        Accumulated deficit                                                   (25,668,507)     (26,029,474)
----------------------------------------------------------------------------------------------------------
                Stockholders' equity                                           25,363,077       23,894,225
----------------------------------------------------------------------------------------------------------
                Total Liabilities and Stockholders' Equity                   $ 49,986,477     $ 31,337,972
==========================================================================================================

                 See Notes to Consolidated Financial Statements

              EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31,                                              2005             2004             2003
------------------------------------------------------------------------------------------------------------
Net revenue                                                  $ 50,401,280     $ 32,718,087     $ 19,912,423
Other income                                                      340,284          351,886          325,305
------------------------------------------------------------------------------------------------------------
Total revenue                                                  50,741,564       33,069,973       20,237,728
------------------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of revenue                                             15,950,138        8,419,788        4,928,275
   Selling, general and administrative                         33,755,189       20,027,894       13,674,927
   Loss on settlement of tuition disallowance                                      978,200               --
------------------------------------------------------------------------------------------------------------
Total operating expenses                                       49,705,327       29,425,882       18,603,202
------------------------------------------------------------------------------------------------------------
Income from operations                                          1,036,237        3,644,091        1,634,526
Other income (expense):
   Interest and financing costs                                  (515,730)        (225,992)        (138,038)
   Interest income                                                144,460           73,513           23,412
------------------------------------------------------------------------------------------------------------
Income before provision/(benefit) for income taxes                664,967        3,491,612        1,519,900
Provision/(benefit) for income taxes                              304,000       (2,762,000)      (1,860,000)
------------------------------------------------------------------------------------------------------------
Net income                                                        360,967        6,253,612        3,379,900
Accreted value of warrants and transaction costs-Series B              --               --         (179,382)
Dividends on preferred stock-Series B                                  --               --         (630,333)
------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                  $    360,967     $  6,253,612     $  2,570,185
============================================================================================================
Income per common share:
Basic                                                        $       0.03     $       0.53     $       0.35
                                                             ==============================================
Diluted                                                      $       0.03     $       0.50     $       0.31
                                                             ==============================================
Weighted average of common shares outstanding:
Basic                                                          12,417,422       11,883,695        7,360,649
                                                             ==============================================
Diluted                                                        12,903,941       12,518,450        8,265,176
                                                             ==============================================

                 See Notes to Consolidated Financial Statements

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Preferred Stock
                                             Common Stock             Series B
                                                                                       Additional
                                         Number               Number                    Paid-in       Accumulated     Stockholders'
                                      of Shares    Amount  of Shares        Amount      Capital         Deficit          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002          5,308,826   $   532    130,000   $12,820,618   $ 23,432,295     $(33,731,482)    $  2,521,963

Accreted value of warrants and
 transaction costs - Series B                                              179,382                        (179,382)
Exercise of warrants and options        709,012        73                                 874,698                           874,771
Conversion of preferred stock
 Series B into common stock           3,550,244       355   (130,000)  (13,000,000)    12,999,645
Issuance of common stock                943,396        94                               1,999,906                         2,000,000
Series B settlement received net
 of expenses incurred in
 connection with the Series B
 conversion                                                                                (9,748)                           (9,748)
Cashless exercise of warrants           350,974        36                                     (36)
Dividends declared and paid on
 preferred stock Series B                                                                               (1,752,122)      (1,752,122)
Net income                                                                                               3,379,900        3,379,900
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003         10,862,452     1,090                              39,296,760     $(32,283,086)       7,014,764

Issuance of common stock              1,038,962       104                               9,349,481                         9,349,585
Exercise of options and warrants        353,859        53                                 869,843                           869,896
Cashless exercise of  warrants           74,330         7                                      (7)
Non cash compensation charges                                                             406,368                           406,368
Net income                                                                                               6,253,612        6,253,612
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004         12,329,603     1,254                              49,922,445      (26,029,474)      23,894,225

Exercise of options and warrants        103,264        10                                 703,907                           703,917
Non cash compensation charges                                                             403,968                           403,968
Net income                                                                                                 360,967          360,967
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005         12,432,867   $ 1,264                            $ 51,030,320     $(25,668,507)    $ 25,363,077
===================================================================================================================================

                 See Notes to Consolidated Financial Statements

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                         2005             2004             2003
Cash flows from operating activities:
  Net income                                                                     $    360,967     $  6,253,612     $  3,379,900
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                   2,090,546        1,011,866          877,349
    Bad debt expense                                                                1,256,802           55,000               --
    Non cash compensation expense                                                     403,968          406,368               --
    Deferred income taxes                                                                  --       (3,557,500)      (2,000,000)
  Changes in operating assets and liabilities; net of effects of acquisition:              --               --               --
   (Increase)/decrease in students accounts receivable                             12,950,102       (3,355,301)      (1,071,054)
   (Increase)/decreae in prepaid expenses and other current assets                     79,106          (34,043)         (21,363)
   (Increase)/decrease in other assets                                                 13,120         (171,128)          25,333
   Increase/(decrease) in accounts payable and accrued expenses                    (1,960,181)       2,270,980         (346,627)
   Increase in income taxes payable/(prepaid income taxes)                           (423,358)         257,279               --
   Increase/(decrease) in deferred tuition revenue                                (10,373,042)         826,889         (867,886)
   Increase in deferred rent                                                          101,355          766,710
  Decrease in assets and liabilities and discontinued operations                                            --          (64,956)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                           4,499,385        4,730,732          (89,304)
------------------------------------------------------------------------------------------------------------------------------------

  Cash flows from investing activities:
    Purchases of property and equipment                                            (2,701,157)      (2,492,059)        (649,410)
    Deposits required                                                              (1,088,506)              --               --
    Investment in restricted  certificates of deposit                                      --               --           (3,177)
    Release  in  restricted certificates of deposit                                        --          259,210               --
    Repayment of notes receivable                                                          --           90,000           10,000
    Payments on accrued purchase price payable                                             --       (2,909,666)        (345,000)
    Cash paid on acquisitions, net of cash received of $1,176,709                 (15,561,042)              --
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                       (19,350,705)      (5,052,515)        (987,587)
------------------------------------------------------------------------------------------------------------------------------------

  Cash flows from financing activities:
    Principal payments on capital lease obligation                                   (673,213)      (1,075,719)        (121,591)
    Principal payment on notes payable                                               (605,425)        (839,778)              --
    Repayment of promissory notes payable                                                  --               --          (28,261)
    Net proceeds from note payable bank                                                    --               --          923,464
    Repayment of note payable-Series B holders                                             --               --         (910,000)
    Proceeds from issuance of debt                                                 15,000,000               --
    Payment of deferred financing costs                                              (805,061)              --
    Proceeds from issuance of common stock                                                 --        9,349,585        2,000,000
    Proceeds from exercise of options and warrants                                    703,917          869,896          874,771
    Dividends paid on Series B preferred stock                                             --               --       (1,752,122)
    Expenses incurred upon conversion of Series B preferred stock                          --               --           (9,748)

------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                    13,620,218        8,303,984          976,513
------------------------------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                             (1,231,102)       7,982,201         (100,378)

  Cash and cash equivalents at beginning of year                                   10,504,308        2,522,107        2,622,485

------------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                       $  9,273,206     $ 10,504,308     $  2,522,107
====================================================================================================================================

         Supplemental disclosures of cash flow information:                                --

  Cash paid during the period for:
    Interest                                                                     $    148,967     $    225,992          143,239
====================================================================================================================================
    Income taxes                                                                 $    759,332     $    604,546     $    146,445
====================================================================================================================================

         Supplemental schedule of noncash investing and financing activities:

  Capital lease obligations incurred in the acquisition of equipment             $    591,111     $  1,538,387     $    299,843
====================================================================================================================================

Increase in goodwill                                                             $  1,157,751          314,102     $  1,343,233
                                                                                 ===================================================
Increase in accrued purchase price payable                                       $         --          314,102     $  1,343,233
                                                                                 ===================================================
The Company purchased all of the outstanding stock of Pennsylvania
School of Business, Inc. and Technical Career Institutes, Inc.
for an aggregate purchase price of $16,737,000 In conjunction with the acquisition, liabilities were assumed as follows:
                                                                                 ===================================================

    Fair value of assets acquired                                                $ 32,166,000     $         --               --
    Cash paid for acquisitions                                                   $ 16,740,000     $         --               --
                                                                                 --------------------------------------------------
    Liabilities assumed                                                          $ 15,426,000     $         --               --
====================================================================================================================================

                 See Notes to Consolidated Financial Statements

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EVCI Career Colleges Holding Corp. ("EVCI") provides on-campus education through the operations of Interboro Institute, Inc. ("Interboro"), Technical Career Institutes, Inc. ("TCI"), and Pennsylvania School of Business, Inc. ("PSB").

In August 2004, EVCI changed its name to EVCI Career Colleges Holding Corp.

The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiaries (collectively referred to as the "Company" or "We"). The operation of Technical Career Institutes, Inc. ("TCI") and Pennsylvania School of Business ("PSB") are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. It has not experienced any losses in such accounts.

The Company reviews long-lived assets and identified intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The Company performs discounted cash flow analyses to determine if an impairment exists.

The Company recognizes revenue ratably over each semester on a daily basis. Generally, each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. Net revenue and related receivables are reduced for student refunds of tuition.

Almost all of our colleges' students fund their tuition through Pell grants, pursuant to the Title IV of the Higher Education Act, other federal programs and New York State Tuition Assistance Program (TAP) grants. In addition, we participate in the Title IV Federal College Work Study program, which allows a limited number of students to receive additional aid by working in college. Our colleges also receive funds from the Title IV Supplemental Education Opportunity Grant program, which provides some students additional grants to meet college costs. We allow students to pay over time the portion, if any, of tuition, that is not covered by grants. Students who cannot afford to pay over time are sometimes given tuition grants. Interboro has chosen not to participate in any Title IV loan programs. TCI does participate in Title IV loan programs. Changes in Title IV or TAP programs may have a direct impact on our colleges.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts and factors related to specific students. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing partners. The carrying amount of all financial instruments classified as a current asset consisting primarily of student accounts receivable, or current liability consisting primarily of accounts payable, are deemed to approximate fair value because of the short maturity of those instruments. The carrying amount of our long-term debt is deemed to approximate its fair value due to the market based interest rate on the debt.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the life of the asset or term of the lease.

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with statements on Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset exceeds its implied fair value.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses approximated $5,105,000, $2,987,000 and $1,894,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share would approximate the pro forma amounts shown in the following table:

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------
Year ended December 31,                                          2005             2004               2003
-----------------------------------------------------------------------------------------------------------
Reported net income available to common
stockholders                                                $ 360,967       $6,253,612         $3,379,900
Add:  Stock-based employee compensation
expense included in recorded net income,
net of related tax effects                                    403,968          406,368                 --

Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects                     (1,138,205)      (1,723,883)          (106,422)

-----------------------------------------------------------------------------------------------------------
Pro forma net income (loss) available
to common stockholders                                    $  (373,270)      $4,936,097         $3,273,478
===========================================================================================================

Reported net income per common share:
  Basic                                                       $  0.03           $ 0.53             $ 0.35
  Diluted                                                     $  0.03           $ 0.50             $ 0.32

Pro forma net income (loss) per common share:
  Basic                                                       $ (0.03)          $ 0.42             $ 0.33
  Diluted                                                     $ (0.03)          $ 0.39             $ 0.30
===========================================================================================================

The fair value of options granted (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 62% in 2005 and 136% in each of 2004 and 2003, risk-free interest rates ranging from 3.08% to 4.14% and an expected life of three to five years from the date of vesting.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company will adopt SFAS No. 123R beginning in the first quarter of 2006. The table above reflects the estimated impact that such a change in accounting treatment would have had on the Company's net income and net income per share if it had been in effect during the years ended December 31, 2005, 2004 and 2003.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Certain prior year amounts have reclassified, where appropriate, to conform to the current year presentation.

2. ACQUISITIONS

We have acquired either fully operational or licensed to operate for-profit career-oriented colleges that have sound management, functional operations and serve the same target market as our existing college.

Pennsylvania School of Business, Inc.

On January 11, 2005, we acquired for $670,000 all of the outstanding shares of Information Computer Systems, Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school's authority to operate under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and is being amortized on a straight line basis over five years. Amortization expense, which began in September 2005 upon commencement of operations, for the year ended December 31, 2005 was $40,031. Amortization expense will be approximately $160,000 in each of 2006, 2007 and 2008 and $120,000 in 2009.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technical Career Institutes, Inc.

On September 16, 2005, EVCI acquired all of the outstanding common shares of TCI. The results of TCI's operations have been included in the consolidated financial statements since that date. The consideration for the acquisition consisted of $16,067,000 of cash including transaction costs plus the assumption of $15,426,000 of liabilities. Payment of the purchase price was derived from $14,220,000 of proceeds from a new credit facility as well as cash from our current balances.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of assets acquired were obtained through a third-party valuation.

At September 16, 2005

Current assets                   $16,468,000
Property and equipment               546,000
Intangible assets                 12,440,000
Goodwill                           1,157,000
Other assets                         882,000
                                 -----------
     Total assets acquired        31,493,000
                                 -----------
Current liabilities               15,363,000
Other liabilities                     63,000
                                 -----------
     Total liabilities assumed    15,426,000
                                 -----------
     Net assets acquired         $16,067,000
                                 ===========

Of the $12,440,000 of acquired intangible assets, $10,200,000 was assigned to the TCI trade name that is not subject to amortization. The remaining identified intangibles (consisting of curriculum, Middle States accreditation and student lists) of $2,240,000 have a weighted average useful life of three years. The remaining unidentified intangible assets of $1,157,000 was assigned to goodwill. Amortization expense relating to the identified intangibles amounted to $208,055 for the year ended December 31, 2005. All of the intangible assets are expected to be deductible for tax purposes.

Amortization expense for the next five years is expected to be as follows:

December 31,
             2006        $713,333
             2007         713,333
             2008         519,861
             2009          50,000
             2010          35,417

The following unaudited summarized pro forma consolidated results of operations for the years ended December 31, 2005 and 2004 assume that the TCI acquisition occurred on January 1, 2005 and 2004 and reflect the historical operations of the purchased business adjusted for higher interest and amortization of deferred financing costs on borrowings, and increased amortization, net of applicable income taxes, resulting from the acquisition:

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Year ended December 31,
                                        -----------------------
                                         2005             2004
                                         ----             ----
Revenue                               $ 74,218,000    $67,080,000
                                      ============    ===========
Net income (loss)                         (128,000)     6,366,000
                                      ============    ===========
Diluted net income (loss) per share   $      (0.01)   $      0.51
                                      ============    ===========

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the periods, or of results which may occur in the future.

3. PROPERTY AND EQUOPMENT

Property and equipment, at cost, consists of the following:

December 31,                               2005         2004
-                                          ----         ----

Furniture and fixtures              $ 1,232,249   $   837,618   3 to 5 years
Telephone systems, office
  computers and software              4,114,168     2,560,861   3 to 5 years
Library                                 597,372       350,658      5 years
Leasehold improvements                4,234,468     2,690,675   Term of lease
Equipment acquired under
  capital lease                       1,154,230     1,052,419      5 years
--------------------------------------------------------------------------------
                                     11,332,487     7,492,231
--------------------------------------------------------------------------------

Less accumulated depreciation and
  amortization:
Equipment acquired under
  capital lease                         327,032       256,472
Other                                 4,215,772     2,502,574
--------------------------------------------------------------------------------
                                      4,542,804     2,759,046
--------------------------------------------------------------------------------

                                    $ 6,789,683   $ 4,733,185
================================================================================

Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2005, 2004 and 2003 amounted to $1,783,759, $1,011,868, and
$877,346, respectively.

4. GOODWILL

Presented below is a summary of goodwill activity relating to acquisition of Interboro and TCI:

Balance at December 31, 2002                                          $2,257,289
Interboro EBITDA calculation                                           1,343,233

Balance at December 31, 2003                                           3,600,522
Arbitration adjustments                                                  314,102

--------------------------------------------------------------------------------

Balance at December 31, 2004                                          $3,914,624
TCI acquisition (note 2)                                               1,157,751
                                                                      ----------
Balance at December 31, 2005                                          $5,072,375
                                                                      ==========

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

Other assets constist of the following:

December 31                                                    2005         2004
--------------------------------------------------------------------------------

Deposits                                                 $2,232,454   $  373,084
Deferred financing costs, net                               746,359           --
Other  (none in excess of 5% of other assets)               200,238      102,142
--------------------------------------------------------------------------------
                                                         $3,179,051   $  475,226
================================================================================

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,                                                   2005         2004
--------------------------------------------------------------------------------

Accounts payable                                         $1,888,241   $  495,826
Accrued salaries and benefits                             1,538,663      661,011
Accrued bonus payable                                            --      550,000
Accrued professional fees                                   229,503           --
TAP and Pell Audit refunds payable                               --      978,400
Student refunds payable                                     696,546      251,470
Other (none in excess of 5% of accounts payable
and accrued expenses)                                       276,210      110,000
--------------------------------------------------------------------------------
                                                         $4,629,163   $3,046,707
================================================================================

7. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases office and computer equipment under capital leases expiring at various dates through 2009. The leases require monthly payments of principal and interest imputed at rates ranging from 7.4% to 12.4% per annum.

Minimum future obligations under these leases are as follows:

Year ending December 31,

        2006                                                    $  365,795
        2007                                                       353,879
        2008                                                       121,173
        2009                                                        26,137
--------------------------------------------------------------------------------
                                                                   866,984
Less amount representing interest                                  (88,420)
Less current portion                                              (311,821)
--------------------------------------------------------------------------------
                                                                 $ 466,743
================================================================================

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

The provision for income taxes consists of:

Year ended December 31,                      2005           2004           2003
--------------------------------------------------------------------------------
Current:
  Federal                             $    48,000    $        --    $        --
  State and local                         256,000        720,500        140,000
--------------------------------------------------------------------------------
Total current                         $   304,000    $   720,500    $   140,000
Deferred income tax benefit                           (3,482,500)    (2,000,000)
--------------------------------------------------------------------------------
                                      $   304,000    $(2,762,000)   $(1,860,000)
================================================================================

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance as follows:

December 31,                                               2005            2004
--------------------------------------------------------------------------------
Net operating losses                                $ 7,668,000     $ 7,385,000
Deferred rent                                           375,000              --
Allowance for doubtful accounts                         658,000              --
Prepaid expense                                        (231,000)             --
Depreciation                                           (911,000)             --
Other, net                                               36,000              --
--------------------------------------------------------------------------------
                                                      7,595,000       7,385,000
Less valuation allowance                             (2,037,500)     (1,827,500)
--------------------------------------------------------------------------------
                                                    $ 5,557,500     $ 5,557,500
================================================================================

The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year ended December 31,                                 2005     2004     2003
--------------------------------------------------------------------------------
Federal statutory rate                                    34%      34%      34%
Permanent difference                                       1       --        9
State and local income taxes of Interboro                 28        9       --
Prior year underaccrual                                   --        5       --
Federal amt taxes                                          5       --       --

Change in valuation allowance                            (22)    (127)    (162)
--------------------------------------------------------------------------------
                                                          46%     (79%)   (119%)

As of December 31, 2005, the Company had net operating loss carryforwards available to offset future taxable income of approximately $21,300,000, which expire in various years through 2022. Subsequent issuances of common stock in capital raising activities may effect an ownership change, as described under
Section 382 of the Internal Revenue Code, that could limit, on an annual basis, the Company's ability to utilize such net operating losses.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE

Our principal credit facility is a $15,000,000 collateralized borrowing agreement, with a bank, which was originally entered into on September 16, 2005 and was amended and restated on March 31, 2006. This facility includes a revolving line of credit of up to $2,000,000 and a $13,000,000 term loan. The facility is secured by substantially all of our assets and matures on July 1, 2007.

On December 31, 2005, our outstanding borrowings under the facility were $15,000,000 consisting of $2,000,000 under the revolving credit line and $13,000,000 under the term loan.

The term loan requires quarterly principal payments as follows:

      o     $500,000 per quarter, 12/31/05 - 9/30/06 (the 12/31/05 payment was paid on 1/3/06)

      o     $625,000 per quarter, 12/31/06 - 3/31/07

The revised agreement requires mandatory payments of 50% of excess cash flow (as defined). Interest is computed, at prime plus 3.00%. The previous agreement computed interest at the Company's option at either prime plus 2.00% or LIBOR plus 3.25%. The weighted average interest rate on the loans outstanding at December 31, 2005 was 7.8%.

The credit agreement contains certain financial covenants and restrictions on the payment of dividends. The Company was in default on certain financial covenants as of December 31, 2005. On March 31, 2006, the amended and restated agreement, waived prior defaults and financial covenants for the remaining term were reset.

Maturities of the term portion of this debt are as follows:

                          Year ended December 31,
                          -----------------------
               Total               2006                 2007
               -----               ----                 ----
            $13,000,000         $2,625,000          $10,375,000

In connection with entering into the original credit agreement we incurred $805,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs are being amortized on the straight line basis over the remaining life of the term loan. For the year ended December 31, 2005, amortization expense amounted to $58,702. As a result of the amended and restated agreement entered into on March 31, 2006 the accelerated maturity date of the term loan will result higher amortization charges in 2006 and 2007.

The Company has entered into an interest rate cap agreement on one half of its floating rate debt obligation. Under the agreement, the maximum interest rate on $6,500,000 of the debt will be 5.25%. The agreement expires on December 31, 2007. The Company records the agreement at fair value, with unrealized gains or losses included in income (loss). The fair value of the cap at December 31, 2005 was $10,066 and is included in other assets. During 2005, the change in fair market value amounting to approximately $42,000 was charged to interest and financing costs in connection with this cap. Any amounts due from the counterparty are subject to credit risk in the event of counterparty nonperformance.

At December 31, 2004, we owed $605,425 in a note payable to a bank. The note bore interest at 6% and was payable in monthly installments of principal and interest aggregating $30,462. The outstanding balance was repaid on September 16, 2005.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

The Company leases office space and classrooms under non-cancelable operating leases which expire at varying times through June 2025. Renewal options have not been included in the table below. The leases are subject to escalations for increases in the Company's share of increases in real estate taxes and other expenses.

Minimum future obligations under these leases are as follows:

Year ending December 31,

     2006                                             $  5,947,000
     2007                                                6,006,000
     2008                                                5,872,000
     2009                                                5,711,000
     2010                                                5,694,000
  Thereafter                                            20,850,000
--------------------------------------------------------------------------------
                                                      $ 50,080,000
================================================================================

Rent expenses (including utilities) charged to operations for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $4,422,000, $2,398,000, and $1,620,000, respectively.

The leases provide for rent abatements and/or scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the leases. This results in deferred rent payable which represents cumulative rent expense charged to operations from inception of these leases in excess of required lease payments.

TCI is regionally accredited by the Middle States Commission on Higher Education. Middle States must approve the change of ownership in TCI to EVCI as a condition of the accreditation remaining effective.

The Company has employment agreements with the certain executive officers of the Company and its subsidiaries. The agreements provide for aggregate annual base compensation of approximately $1,602,000, $1,612,000 and $930,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Aggregate compensation under these agreements, including discretionary bonuses, was approximately $1,354,000 and $1,692,000 and $1,120,000 for the years ended December 31, 2005,
2004, and 2003, respectively.

In connection with the purchase of TCI, the Company assumed commitments to retain certain executive employees at TCI through September 16, 2006. The aggregate commitment under these agreements was approximately $500,000 at December 31, 2005.

Our colleges are subject to extensive regulation and oversight by governmental agencies that administer Title IV and TAP, by the New York State Education Department and the New York Board of Regents and by other accrediting agencies. As a result, they must comply with a complex framework of laws and regulations and are subjected to frequent compliance and financial reviews and detailed oversight.

The entitlement to grants under Pell and TAP programs is routinely audited. During 2004, Interboro had a TAP audit that covered the three academic years ended June 30, 2001, 2002 and 2003. In 2004 the Company had accrued approximately $903,000 for TAP disallowances. The Company also accrued an additional $75,000 for PELL refunds that relate to certain causes for the TAP disallowances. Both amounts were paid during 2005. Subsequent periods are still subject to audit.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between July 2002 and August 2004 the Company was a defendant in an arbitration brought by the former owner of Interboro. The Company prevailed in full on the central issue of the arbitration. This was a claim that EVCI's excessive and improper allocations of its overhead to Interboro during 2002 resulted in EVCI's calculation of a lower EBITDA for those years and, therefore, a lower purchase price for Interboro. The arbitrator also ruled that 2003 EBITDA was outside the scope of the arbitration.

On a collateral issue, the arbitrator held the Company was not entitled to reduce the purchase price by approximately $138,000 for its claimed breach of representation and warranty. The arbitrator also awarded attorneys fees of approximately $46,000 to the plaintiff's attorney and $128,000 of interest.

The Company paid the former owner of Interboro in full with the exception of approximately $952,000 which it delivered into escrow. The escrowed amount was released to the former owner in March 2006 with no additional payments by the Company.

Securities Class Actions. On December 6, 2005, Glauser v. EVCI Career Colleges Holding Corp., et al., was filed in the United States District Court for the Southern District of New York against EVCI and certain of its current directors and officers. On behalf of himself and purportedly on behalf of a class of EVCI's investors who purchased EVCI's publicly traded securities between November 14, 2003 and October 19, 2005, plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with various public statements made by EVCI and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of plaintiff and the other purported class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, five follow-on actions have been filed in the same court alleging substantially similar claims, except that some of these follow-on actions allege a class period from August 14, 2003 to December 5, 2005. On February 6, 2006, motions were filed for the consolidation of the six securities class actions filed against EVCI and for appointment of a lead plaintiff. Those motions are still pending. EVCI and the other defendants believe these lawsuits have no merit and intend to defend themselves vigorously.

Stockholder Derivative Action. On March 2, 2006, Ferre v. McGrath, et al., Case No. 06CV1684, a stockholder derivative lawsuit, was filed in the United States District Court for the Southern District of New York, against certain officers and the directors of EVCI. The derivative lawsuit also named EVCI as a nominal defendant, against which no recovery is sought. The derivative complaint generally alleges that the defendants breached their fiduciary duties owed to EVCI by reason of their positions as officers and directors of EVCI. The complaint alleges that the defendants failed to oversee Interboro Institute ("Interboro") and the admissions practices at Interboro, sold EVCI stock while in possession of adverse non-public information, and authorized or permitted false statements to be disseminated to the public. The defendants believe this lawsuit has no merit and intend to defend themselves vigorously.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delaware Books and Records Action. On March 8, 2006, Shamji v. EVCI Career Colleges Holding Corp., C.A. No. 1986-N, was filed in Delaware Chancery Court. Plaintiff seeks access to EVCI's books and records under Delaware law. EVCI believes this lawsuit has no merit and intends to defend itself vigorously.

11. RETIREMENT PLANS

The Company has a number of defined contribution plans covering eligible employees. The company makes matching contributions at its discretion and in accordance with the terms of union contracts for certain employees. The Company has the right to make additional discretionary contributions. No additional discretionary contributions were made in 2005, 2004 and 2003. Contributions made in 2005, 2004 and 2003 were $235,617, $131,207 and $50,001, respectively.

12. STOCKHOLDERS' EQUITY:

In October 1998, the board of directors of EVCI adopted an incentive stock plan, amended in December 2002, under which 844,500 shares of common stock have been reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, non-employees, directors and others. The option price is determined by the administrator of the plan but cannot be less than the fair market value at the date of grant of the shares underlying incentive stock options. Vesting of options and stock awards and certain other conditions are determined by the plan administrator, which is EVCI's board of directors or a committee of the board. At December 31, 2005, there are 844,500 options outstanding under this plan.

As an inducement to become an officer and employee of EVCI, in January 2004, the Board of Directors granted to EVCI's general counsel and vice president for corporate affairs five-year nonqualified stock options to purchase 90,000 shares of EVCI's common stock at $4.70 per share. The options vest in two equal annual installments commencing December 31, 2004. The market value of EVCI's common stock on the grant date was $5.66. Accordingly, the Company will be recording a charge to operations for $86,400 over the vesting period, of which $43,200 was changed to operations in each of 2005 and 2004.

In July 2004, stockholders of EVCI adopted the 2004 incentive stock plan, under which 1,200,000 shares of common stock have been reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI's common stock to employees, non-employee directors and consultants. The option price cannot be less than the fair market value of EVCI's shares at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At December 31, 2005, there are 1,199,268 options outstanding under this plan.

In July 2004, EVCI's stockholders approved the grant of five-year nonqualified stock options to EVCI's chairman, chief executive officer and president and chief financial officer to purchase a total of 181,131 shares of common stock at $4.70 per share. The options vest in three equal annual installments commencing November 11, 2004. The market value of EVCI's common stock on the grant date was $10.70. Accordingly, the Company is recording a charge to operations for $1,089,504 over the vesting period, of which 360,768 and $363,368 was charged to operations in 2005 and 2004, respectively.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series B preferred shares were converted into common stock as follows:

                            Face         Preferred      Common       Conversion
     Date                  Amount          Shares       Shares          Price
--------------------------------------------------------------------------------
May 13, 2003            $ 2,500,000        25,000       477,100   $        5.240
July 1, 2003                360,000         3,600        68,700            5.240
September 27, 2003        2,000,000        20,000       592,593            3.375
September 29, 2003        1,000,000        10,000       296,297            3.375
October 2003              7,140,000        71,400     2,115,554            3.375
--------------------------------------------------------------------------------
                        $13,000,000       130,000     3,550,244
================================================================================

In March 2004, EVCI issued 1,038,962 shares of its common stock to institutional investors for $10 million, or $9.625 per share. The transaction costs were approximately $650,000, which includes fees paid to a placement agent of $600,000 in cash and five-year warrants to purchase 62,338 shares of EVCI's common stock at $14.338 per share.

In August 2005 restricted stock was granted to two key executives if certain performance incentives were reached. At December 31, 2005 the incentives were not reached and the restricted stock was forfeited.

The following table represents warrants outstanding as of December 31, 2005 and 2004:

                                                            Shares Underlying
                                      Exercise             Warrants Outstanding
                                     Price per                  December 31,
Expiration Date                                            2005             2004
--------------------------------------------------------------------------------
January 2006*                            25.00           25,000           25,000
May 2006                                 12.00           50,000           50,000
June 2006                                 3.00           93,333           93,333
April 2007                               16.09           25,000           25,000
September 2008                            2.25           45,000           45,000
March 2009                              14.338           62,338           62,338
--------------------------------------------------------------------------------
                                                        300,671          300,671
================================================================================

* Expired unexercised

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of stock option activity for the periods shown:

                                     Options Outstanding        Options Exercisable
                                     -------------------        -------------------
                                                Weighted-                  Weighted-
                                      Shares     average          Shares    average
 Exercise                         Underlying    Exercise      Underlying   Exercise
Price Range                          Options       Price         Options      Price
-----------------------------------------------------------------------------------
Balance at January 1, 2003           754,940       $1.82         675,000      $1.89
Granted                              265,500        1.63              --         --
Exercised                               (983)       1.20              --         --
Canceled                             (76,790)       1.03              --         --
-----------------------------------------------------------------------------------
Balance at December 31, 2003         942,667        1.83         632,325       1.96
Granted                              594,037        7.18              --         --
Exercised                            (40,516)       1.16              --         --
Canceled                              (5,001)       1.20              --         --
-----------------------------------------------------------------------------------
Balance at December 31, 2004       1,491,187        3.96       1,042,420      $3.84
Granted                              630,000        8.17              --         --
Exercised                           (103,264)       6.82              --         --
-----------------------------------------------------------------------------------
Balance at December 31, 2005       2,017,923       $5.11       1,199,268      $3.65
===================================================================================

The following table summarizes information for options currently outstanding and exercisable at December 31, 2005:

                                           Options Outstanding                                      Options Exercisable
                                           -------------------                                      -------------------
                                                Weighted-               Weighted-                                 Weighted-
                            Shares               average                 average                Shares             average
    Exercise              Underlying            Remaining               Exercise              Underlying          Exercise
 Price Range                Options               Life                    Price                 Options             Price
------------------------------------------------------------------------------------------------------------------------------------
 $0.70 - $1.06               726,167          2.35 years               $  .990                   666,833           $0.99
  1.20 -  1.57                40,220          3.55 years                 1.307                    40,220            1.33
  4.70                       307,964          3.63 years                 4.700                   235,309            4.70
  6.935                      100,000          3.75 years                 6.935                    33,334            7.00
  7.78                        30,000          9.17 years                 7.780                    10,000            7.78
  8.185                      600,000          4.17 years                 8.185                        --              --
 10.715                      213,572          4.32 years                10.715                   213,572           10.715
------------------------------------------------------------------------------------------------------------------------------------
 $0.70 - $10.715          2,017,923           3.49 years               $ 5.130                 1,199,268           $3.682
====================================================================================================================================

The weighted-average fair value of options granted is as follows:

Year ended December 31,                            2005            2004            2003
---------------------------------------------------------------------------------------
Fair value of each option granted            $    8.166      $     7.28      $     1.08
---------------------------------------------------------------------------------------
Total shares underlying options granted         630,000         584,703         265,500
---------------------------------------------------------------------------------------
Total fair value of all options granted      $5,110,000      $4,256,240      $  287,091
=======================================================================================

In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because EVCI's stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of EVCI. Such an increase in stock price would benefit all stockholders commensurately.

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. EARNINGS PER SHARE:

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

Year ended December 31,                           2005            2004            2003
--------------------------------------------------------------------------------------
Basic                                       12,417,422      11,883,695       7,360,649
Effect of assumed exercise of employee
stock options, net of tax effects              412,586         425,370         275,454
Effect of assumed exercise of warrants          73,933         209,385         629,073
--------------------------------------------------------------------------------------
Diluted                                     12,903,941      12,518,450       8,265,176
======================================================================================

Outstanding options and warrants to purchase common stock that were antidilutive were not included in the computation of diluted earnings per share were as follows:

 Year ended December 31,                    2005            2004            2003
--------------------------------------------------------------------------------
Number of                                943,572         534,896         145,000
Number of warrants                       162,338         162,338         482,500
--------------------------------------------------------------------------------
                                       1,105,910         697,234         727,500
================================================================================

14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                Quarter ($ in thousands except per share amounts)

2005                                  First        Second          Third         Fourth
Total revenue                      $ 10,195      $  9,655       $ 10,100       $ 20,792
Income (loss) from operations           895           468         (1,578)         1,251
Net income (loss)                       667           320         (1,493)           867
Net income (loss) per share
Basic                                  0.05          0.03          (0.12)          0.07
Diluted                                0.05          0.03          (0.12)          0.07

2004
Total revenue                      $  8,488      $  5,833       $  6,509       $ 12,240
Income (loss) from operations         2,514          (644)        (1,331)         3,105
Net income (loss)                     2,094          (585)        (1,180)         5,925
Net income (loss) per share
Basic                                  0.19         (0.05)         (0.10)          0.48
Diluted                                0.18         (0.05)         (0.10)          0.48

               EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. REGULATORY REVIEW

On October 19, 2005, EVCI announced that it had received a draft report of a compliance review of Interboro Institute undertaken by the New York State Education Department ("SED").

The draft report assessed Interboro's compliance with the laws, rules and regulations governing degree granting institutions in New York State as the result of Interboro's application to SED for approval of its Yonkers site as an extension center and its rapid growth in enrollment. The draft report included assertions of irregularities in Interboro's admissions practices. EVCI's audit committee engaged Ritzert & Leyton, P.C., a firm with substantial experience in conducting internal investigations, to assist it in conducting an extensive investigation of admissions practices at Interboro.

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

In response to the SED, the Company committed to making a number of changes and enhancements at Interboro, including outsourcing its testing function. We currently estimate that the capital cost of implementing these changes will be approximately $400,000. We also currently estimate that the annual increase in operating costs attributable to these agreements will be approximately $ 1,000,000 beginning in 2006.

On January 13, 2006, we announced that we had received a letter from the New York State Education Department ("SED") relating to the ongoing compliance review of Interboro that includes limits on the number of first-time enrollments Interboro may accept for its spring 2006 through spring 2007 semesters. The enrollment caps are tied to an SED expectation that at least 65 percent of Interboro students who are first enrolled at Interboro for either of its spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro.

The caps which are approximate to allow for difference in drop out rates limit initial first-time enrollment and first-time enrollment after the third week of the semester as follows:

                                                                 After 3
                                                    Initial        Weeks
                                                    -------        ------
Spring 2006                                             900          850
Summer 2006                                             900          850
Fall 2006                                             1,080        1,000
Spring 2007                                           1,080        1,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting with respect to the control environment, revenue and receivables, cash management and property plant and equipment, as discussed below, our disclosure controls and procedures were not effective as of December 31, 2005.

Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that : 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. A "material weakness" is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

      We have excluded TCI and PSB from our assessment of internal controls over financial reporting as of December 31, 2005. PSB, acquired in January 2005, was excluded because it was not deemed to be a material acquisition with total revenue of less than $200,000 and a loss of approximately $1,000,000. Additionally, PSB did not enroll any students until the fall semester.

      TCI was acquired on September 16, 2005. However, we concluded that there was not sufficient time to conduct an assessment of TCI's internal controls over financial reporting. TCI and PSB are wholly-owned subsidiaries of EVCI that represent 42.72 and 2.4%, respectively of the consolidated total assets and 23.4% and 0.03%, respectively, of the consolidated revenue as of and for the year ended December 31, 2005.

      As of December 31, 2005, management identified material weaknesses as follows:

      Control Environment

      We did not maintain an effective internal control over financial reporting related to our entity level control environment. Specifically, the charter for our audit committee states that we have an internal audit function when we do not have an internal audit function. We maintain an internal compliance function primarily to ensure compliance with government financial aid regulations. We found that management's communication to employees of relevant internal controls, such as the availability and use of the ethics hotline, did not appear to be effective. Additionally, our internal control documentation and testing process was delayed for a number of reasons which resulted in inadequate time to complete the documentation and testing process prior to year end and still provide enough time to remediate identified significant deficiencies and material weaknesses.

      Revenue and Student Accounts Receivable

      We lacked adequate controls over user access security for the automated system that provides the basis for billing, revenue recognition and receivable reporting. In addition, the controls in place over student financial aid files, intended to insure completeness and internal authorization, were not designed effectively. We also lacked a proper documentation process over student withdrawals.

      During the fourth quarter, we outsourced the testing process for student eligibility. Since this control was implemented late in the year, testing of the operational effectiveness of this control could not be completed.

      Our process for estimating revenue recognized and collectability of receivables is not adequately documented which could result inappropriate fluctuations in reporting for interim financial periods.

      Cash Management

      We have a lack of segregation of duties in the accounting and finance area in that certain personnel have the ability to initiate, approve and execute online and offline banking activities.

      Property Plant and Equipment

      We lack controls over fixed assets in that there is no documented process for monitoring the authorization of capital expenditures. In addition, fixed asset documentation does not include a detailed listing of assets and no periodic physical inventory of fixed assets has taken place.

      Changes in Internal Control Over Financial Reporting

      There was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      As a result of the identification of the material weaknesses described above, we conducted and completed a review of our accounting practices. In addition, with respect to the specific material weaknesses identified, we plan the following changes:

      Control Environment - We will amend the audit committee charter to reflect the lack of an internal audit function. Periodic internal control reviews will be performed by a qualified and experienced individual to evaluate the effectiveness of the internal control environment. In addition, management will again and regularly communicate to all employees the availability of the ethics hotline.

      Revenue and Student Accounts Receivable - Due to inherent software limitations, we will design required compensating controls to mitigate risks of unauthorized access to our student accounting management system.

      We have undertaken an internal file review (starting with spring 2006 and working backwards through the 2005 semesters) of our student records to identify and file any missing records and authorizations and streamline the process for maintaining complete files. Additionally, we have purchased a document scanning system to ensure required documents are maintained and readily accessible.

      We are in the process of documenting policies and procedures to enhance the methodology considering controls and risks when creating estimates and determining collectibility of receivables.

      Cash Management - We will segregate individuals with incompatible responsibilities over the cash management process. Additionally, we are in the initial stages of changing the banks where our operating accounts are maintained and we expect to set up company wide authorization limits and approvals on transactions as a part of the new bank account structure. Transactions over certain set amounts will require independent authorization prior to execution by the bank.

      Property Plant and Equipment -We are in the process of implementing an integrated fixed asset system to be utilized during the second quarter of 2006.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Goldstein, Golub and Kessler LLP ("GGK"), an independent registered public accounting firm, as stated in their report, which appears following this report.

                                       /s/ Dr. John J. McGrath
                                       -----------------------
                                       Dr. John J. McGrath
                                       Chief Executive Officer and President

                                       /s/ Joseph Looney
                                       -----------------
                                       Joseph Looney
                                       Chief Financial Officer

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We have audited management's assessment, included in Management's "Report of Internal Control Over Financial Reporting" appearing under Item 9A, that EVCI Career Colleges Holding Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the Company's entity level control environment, financial reporting-revenue and receivables, cash management and property, plant and equipment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal controls over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal controls over financial reporting were maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the
Company: (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessments:

      Control Environment

      As of December 31, 2005, the Company did not maintain effective controls over their entity level control environment. Management did not effectively implement and monitor internal controls unique to their industry. There are identified deficiencies in segregation of duties in several of the Company's processes. The audit committee charter also states the Company has an internal audit function, when, in fact, an internal audit function does not exist. Management was not effective in communicating relevant internal controls to employees, such as the availability and use of the ethics hotline, a tool that can be useful in the early detection of unethical acts. Management identified these conditions but could not fully execute their Sarbanes Oxley Section 404 readiness program in a timely manner. As a result, management lacked the sufficient time to fully remediate identified significant deficiencies and material weaknesses.

      Financial Reporting-Revenue and Receivables

      As of December 31, 2005, the Company did not maintain effective controls over revenue and receivables. The Company lacks adequate controls over user access security for their student management accounting system that provides the basis for billing, revenue recognition and receivables reporting. Additionally, the Company's control over the review of student financial grant files to ensure completeness and internal authorization are not designed effectively. The Company also does not have a documented process and related controls to identify student withdrawals that could result in overstating or understating revenue and receivables and impact the timeliness of refunds to both grant agencies and students.

      During the fourth quarter, the Company outsourced a key process for determining student eligibility such as administering a qualifying test to students not having the requisite credentials for admission. Due to the timing of the implementation of this control, testing of the operational effectiveness could not be completed.

      The methodology for creating estimates for revenue and collectability of receivables is not adequately documented. Additionally, there is inadequate support for factors used in the estimates. This could result in distortions in period-to-period financial reporting.

Cash Management

      As of December 31, 2005, the Company did not maintain effective controls over Cash Management. There is a lack of segregation of duties for on-line banking transactions. Specifically, personnel have the ability to initiate, approve, execute and reconcile banking transfers. This could result in unauthorized use of company funds.

Property, Plant and Equipment

      As of December 31, 2005, the Company did not maintain effective controls over Property, Plant and Equipment. Specifically, there is the absence of a documented process for monitoring capital expenditures which could result in unauthorized capital purchases and debt compliance violations. In addition, there is no detailed listing of fixed assets and no periodic physical confirmation of existence and valuation of the assets. This could result in financial statement misstatement and undetected theft of assets.

      The material weaknesses described above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 6, 2006 except for Note 9, as to which the date is March 31, 2006 and the last paragraph of Note 10, as to which the date is March 8, 2006, on those financial statements.

      As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Technical Career Institutes, Inc. (TCI) and Pennsylvania School of Business, Inc. (PSB) from its assessment of internal controls over financial reporting as of December 31, 2005. We have also excluded TCI and PSB from our audit of internal control over financial reporting. PSB acquired in January 2005 was excluded because it was not deemed to be a material acquisition with total revenues less than $200,000 and a loss of approximately $1,000, 000. Additionally, PSB did not enroll any students until the fall semester.

      TCI was acquired on September 16, 2005 however; management concluded that there was not sufficient time to conduct an assessment of TCI's internal controls over financial reporting. TCI and PSB are wholly owned subsidiaries of the Company that represent 42.7% and 2.4%, respectively of the consolidated total assets and 23.4% and 0.03%, respectively, of the consolidated revenue as of and for the year ended December 31, 2005.

      In our opinion, management's assessment that EVCI Career Colleges Holding Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO.

      We do not express an opinion or any other form of assurance on management's statements referring to their remediation plans for addressing identified deficiencies.

New York, New York                              /s/ Goldstein Golub Kessler LLP
March 6, 2006

Item 9B. Other Information.

      Not applicable.

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

3.2[1] --       Certificate of Merger of Educational Video Conferencing, Inc.
                (a New York Corporation) into the Registrant (a Delaware
                Corporation).

3.3[1] --       Certificate of Correction of the Certificate of Incorporation
                of the Registrant.

3.4[3] --       Certificate of Amendment, dated February 22, 1999, to
                Certificate of Incorporation of the Registrant.

3.5[23] --      Amended and Restated By-Laws of the Registrant.

3.6[5]-- Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

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

4.6[14] --      Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant's common stock.

4.7[17] --      Common Stock Purchase Warrant issued to placement agent on
                March 29, 2004.

10.1[28] --     Amended and Restated Employment Agreement between the
                Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28] --     Amended and Restated Employment Agreement between the
                Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3(a)[9] --   Employment Agreement between the Registrant and Richard
                Goldenberg, dated January 1, 2003.

10.3(b)[23] --  Letter agreement, dated June 30, 2005, amending Employment
                Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

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

10.10[12] --    Lease Agreement between Interboro Institute, Inc. and JUYI,
                Inc., dated January 26, 2001.

10.11[8] --     Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --     Form of the Registrant's Subscription and Registration Rights
                Agreement relating to the Registrant's August 1, 2003 issuance of common stock and warrants.

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

10.17(a)[16]--  Employment Agreement between the Registrant and Joseph D.
                Alperin dated January 1, 2004.

10.17(b)[23]--  Letter agreement, dated June 30, 2005, amending
                Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

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

10.24[19] --    2004 Amended and Restated Incentive Stock Plan

10.25[20] --    Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --    Form of Stock Option Agreement (Nonqualified Stock Option)
                covering option grants to executive officers that were approved at the Registrant's July 27, 2004 stockholders meeting.

10.27[21] --    Lease made November 17, 2003 between Spruce Spires
                Associates, LP, and Interboro Institute, Inc.

10.28(a)[22] -- Sublease for Premises at 37-02 Main Street, Flushing, NY
                11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28(b)[22] -- Consent to Sublease, dated April 22, 2005, among Mehran
                Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28(c)[22] -- Sublease, dated March 30, 2004, between Futurama Home
                Furniture of Queens, Inc. and Genking, LLC.

10.28(d)[22] -- Agreement of Lease, dated March 6, 2001, between Mehran
                Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29[24] --    Stock Purchase Agreement, dated June 30, 2005, among EVCI
                Career Colleges Holding Corp., Technical Career Institutes,
                Inc., East Coast Training Services of Delaware, Inc., East Coast
                Capital Corp. and North American Training Services, Inc., with
                Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25] -- Loft Lease dated as of September 1, 2004 between Getty
                Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25] -- Letter agreement dated August 18, 2004 between Getty
                Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25] -- First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28] --    2004 Amended and Restated Incentive Stock Plan Restricted
                Stock Award Agreement, dated August 12, 2005, between the
                Registrant and Dr. Arol I. Buntzman.

10.32[28] --    2004 Amended and Restated Incentive Stock Plan Restricted
                Stock Award Agreement, dated August 12, 2005, between the
                Registrant and Dr. John J. McGrath.

10.33(a)[26] -- Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33(b)[28] -- First Amendment to Credit Agreement , dated as of
                November 10, 2005, between the Registrant and Harris, N.A.

10.34[26] --    Security Agreement, dated as of September 16, 2005, among
                EVCI and other Debtors and Harris N.A.

10.35[26] --    Trademark Collateral Agreement, dated September 16, 2005,
                between Technical Career Institutes, Inc. and Harris N.A.

10.36[27] --    Employment Agreement, dated as of September 29, 2005,
                between EVCI and Joseph J. Looney.

10.37[27] --    Change of control letter agreement, dated September 29,
                2005, between EVCI and Joseph J. Looney.

10.38[28] --    Lease Agreement between Brill & Sharma Equities and
                Pennsylvania School of Business for a term commencing June 1, 2005.

10.39(a)[28] -- Net Lease, dated as of December 19, 1997, between
                Overtime Properties LLC and Technical Career Institutes, Inc.

10.39(b)[28]    First Amendment of Lease dated as of October 1, 2002
                between Overtime Properties, LLC and -- Technical Career
                Institutes, Inc.

10.40(a)[28] -- Lease, dated October 11, 1994, between F.H.E.A.
                Associates and Technical Career Institutes, Inc.

10.40(b)[28] -- First Amendment of Lease, dated January 20, 1995, between
                F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40(c)[28] -- Second Modification and Extension of Lease Agreement,
                dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41(a)[28] -- Collective Bargaining Agreement between Technical Career
                Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41(b)[28] -- Memorandum of Agreement, dated October 10, 1995, between
                T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41(c)[28] -- Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41(d)[28] -- Collective Bargaining Agreement between Technical Career
                Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41(e)[28] -- Memorandum of Agreement, dated October 10, 2001, between
                T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such prior agreement effective October 10, 1998 through October 9, 2001.

10.41(f)[28] -- Memorandum of Agreement, dated October 10, 2004, between
                T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such agreement effective October 10, 2001 through October 9, 2004.

10.42[29] --    Letter agreement, dated March 1, 2006, between the
                Registrant and Dr. John J. McGrath.

10.43[29] --    Form of Restricted Stock Award Agreement for the restricted stock awards to Dr. John J. McGrath, Dr. Arol I. Buntzman and
                Joseph J. Looney, without Annexes A and B.

10.44[29] --    Employment Agreement, dated March 1, 2006, between the
                Registrant and Joseph D. Alperin.

10.45[29] --    Restricted Stock Award Agreement, dated March 1, 2006,
                between the Registrant and Joseph D. Alperin, without Annex A.

10.46** --      Amended and Restated Credit Agreement dated as of September
                16, 2005, amended and restated as of March 31, 2006, among EVCI
                Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. (Schedules will be provided supplementally to the Securities and Exchange
                Commission upon request.)

21** --         Subsidiaries of the Registrant.

23.1** --       Consent of Goldstein Golub Kessler LLP.

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

99.2[24] --     Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3[27] --     Press release dated October 3, 2005 and captioned "EVCI
                Career Colleges Hires Joseph J. Looney to serve as Chief
                Financial Officer."

99.4[28] --     Press Release dated October 19, 2005 and captioned "EVCI
                Career Colleges Receives Draft Report of Compliance Review of
                Interboro Institute."

99.5[30] --     Unaudited financial statements of Technical Career
                Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30] --     Audited financial statements of Technical Career Institutes,
                Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7[30] --     Unaudited pro forma financial information for the year ended
                December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8[31] --     Press release dated December 5, 2005 and captioned "EVCI
                Career Colleges Receives Final Report of Compliance Review of
                Interboro Institute."

99.9[31] --     Draft Report of Compliance Review of Interboro Institute
                dated October 7, 2005.

99.10[31] --    Response of Interboro Institute Inc., dated November 3,
                2005, to two draft reports from the State Education Department of New York.

99.11[31] --    Letter dated November 23, 2005 from Stephen H. Adolphus,
                President of Interboro Institute, to Joseph P. Frey, Assistant
                Commissioner- Office of Quality Assurance, New York State
                Education Department outlining Interboro Institute's revised admissions screening procedures.

99.12[31] --    Letter dated November 21, 2005 from Steven M. Gombos of
                Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The
                State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13[31] --    Letter dated December 2, 2005 from Joseph P. Frey, Assistant
                Commissioner- Office of Quality Assurance, the State Education
                Department of New York including attachment titled "State
                Education Department Analysis of Interboro Institute's Response to the Draft Report."

99.14[32] --    Press release dated January 13, 2006 and captioned "EVCI
                Career Colleges Reports New Student Caps for Interboro's Spring
                2006 Through Spring 2007 Semesters."

99.15[32] --    Letter dated December 19, 2005 with enclosures from the
                registrant to Joseph P. Frey, Assistant Commissioner.

99.16[32] --    Letter dated December 23, 2005 from Johanna Duncan-Poitier,
                Deputy Commissioner, to the registrant.

99.17[32] --    Letter dated January 4, 2006 with enclosure from the
                registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18[32] --    Letter dated January 11, 2006 from Johanna Duncan-Poitier,
                Deputy Commissioner, to the registrant.

99.19[33] --    Response of Interboro Institute to the December 2, 2005
                Report from the New York State Education Department.

99.20[33] --    Letter dated February 2, 2006 from the New York State
                Education Department to EVCI.

99.21** --      Interboro Institute's Comprehensive Institutional
                Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22** --      Letter dated March 13, 2006 from the New York State Education
                Department to the Registrant.

99.23** --      Letter dated March 14, 2006 from the New York State Education
                Department to the Registrant.

99.24** --      Interboro Institute's Mid-Point Self Study dated March 28,
                2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.

--------------------

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

**    Filed herewith.

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1999.

[4]   Incorporated by reference to the Registrant's Form 8-K dated January 14,
      2000.

[5]   Incorporated by reference to the Registrant's Form 8-K dated October 6,
      2000.

[6] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

[7]   Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[8] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2003.

[9] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

[10] Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11] Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2003.

[13] Incorporated by reference to the Registrant's Form 8-K dated October 10, 2003.

[14] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2003.

[15] Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16] Incorporated by reference to the Registrant's Form 10-KSB/A for the year ended December 31, 2003.

[17]  Incorporated by reference to the Registrant's Form 8-K dated March 29,
      2004.

[18] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004.

[19] Incorporated by reference to the Registrant's definitive Proxy Statement dated May 2, 2005.

[20] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2004.

[21] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2004.

[22]  Incorporated by reference to the Registrant's Form 8-K dated March 7,
      2005.

[23] Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2005.

[24]  Incorporated by reference to the Registrant's Form 8-K dated July 1, 2005.

[25]  Incorporated by reference to the Registrant's Form 8-K dated July 18,
      2005.

[26] Incorporated by reference to the Registrant's Form 8-K dated September 16, 2005.

[27] Incorporated by reference to the Registrant's Form 8-K dated September 29, 2005.

[28] Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2005.

[29]  Incorporated by reference to the Registrant's Form 8-K dated March 1,
      2006.

[30] Incorporated by reference to the Registrant's Form 8-K/A dated September 16, 2005.

[31] Incorporated by reference to the Registrant's Form 8-K dated December 5, 2005.

[32] Incorporated by reference to the Registrant's Form 8-K dated January 12, 2006.

[33] Incorporated by reference to the Registrant's Form 8-K dated February 3, 2006.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EVCI CAREER COLLEGES HOLDING CORP.

Date:  March 31, 2006          By: /s/  Dr. John J. McGrath
                                   -------------------------
                                   Dr. John J. McGrath
                                   Chief Executive Officer and President

                               By: /s/  Joseph J. Looney
                                   -------------------------
                                   Dr. Joseph J. Looney, Chief Financial Officer Principal Financial and Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                           Date
---------                                                           ----

/s/  Dr. Arol I. Buntzman                                     March 31, 2006
------------------------------------
Dr. Arol I. Buntzman
Chairman of the Board

/s/  Dr. John J. McGrath                                      March 31, 2006
------------------------------------
Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/  Richard Goldenberg                                       March 31, 2006
------------------------------------
Richard Goldenberg
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/  Royce Flippin, Jr.                                       March 31, 2006
------------------------------------
Royce N. Flippin, Jr.
Director

/s/  Philip M. Getter                                         March 31, 2006
------------------------------------
Philip M. Getter
Director

/s/  Donald Grunewald                                         March 31, 2006
------------------------------------
Donald Grunewald
Director

/s/  Elie  Housman                                            March 31, 2006
------------------------------------
Elie Housman
Director

                                  EXHIBIT INDEX

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

4.6[14] --      Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant's common stock.

4.7[17] --      Common Stock Purchase Warrant issued to placement agent on
                March 29, 2004.

10.1[28] --     Amended and Restated Employment Agreement between the
                Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28] --     Amended and Restated Employment Agreement between the
                Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3(a)[9] --   Employment Agreement between the Registrant and Richard
                Goldenberg, dated January 1, 2003.

10.3(b)[23] --  Letter agreement, dated June 30, 2005, amending Employment
                Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

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

10.10[12] --    Lease Agreement between Interboro Institute, Inc. and JUYI,
                Inc., dated January 26, 2001.

10.11[8] --     Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --     Form of the Registrant's Subscription and Registration Rights
                Agreement relating to the Registrant's August 1, 2003 issuance of common stock and warrants.

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

10.17(a)[16]--  Employment Agreement between the Registrant and Joseph D.
                Alperin dated January 1, 2004.

10.17(b)[23]--  Letter agreement, dated June 30, 2005, amending
                Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

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

10.24[19] --    2004 Amended and Restated Incentive Stock Plan

10.25[20] --    Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --    Form of Stock Option Agreement (Nonqualified Stock Option)
                covering option grants to executive officers that were approved at the Registrant's July 27, 2004 stockholders meeting.

10.27[21] --    Lease made November 17, 2003 between Spruce Spires
                Associates, LP, and Interboro Institute, Inc.

10.28(a)[22] -- Sublease for Premises at 37-02 Main Street, Flushing, NY
                11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28(b)[22] -- Consent to Sublease, dated April 22, 2005, among Mehran
                Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28(c)[22] -- Sublease, dated March 30, 2004, between Futurama Home
                Furniture of Queens, Inc. and Genking, LLC.

10.28(d)[22] -- Agreement of Lease, dated March 6, 2001, between Mehran
                Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29[24] --    Stock Purchase Agreement, dated June 30, 2005, among EVCI
                Career Colleges Holding Corp., Technical Career Institutes,
                Inc., East Coast Training Services of Delaware, Inc., East Coast
                Capital Corp. and North American Training Services, Inc., with
                Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25] -- Loft Lease dated as of September 1, 2004 between Getty
                Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25] -- Letter agreement dated August 18, 2004 between Getty
                Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25] -- First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28] --    2004 Amended and Restated Incentive Stock Plan Restricted
                Stock Award Agreement, dated August 12, 2005, between the
                Registrant and Dr. Arol I. Buntzman.

10.32[28] --    2004 Amended and Restated Incentive Stock Plan Restricted
                Stock Award Agreement, dated August 12, 2005, between the
                Registrant and Dr. John J. McGrath.

10.33(a)[26] -- Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33(b)[28] -- First Amendment to Credit Agreement , dated as of
                November 10, 2005, between the Registrant and Harris, N.A.

10.34[26] --    Security Agreement, dated as of September 16, 2005, among
                EVCI and other Debtors and Harris N.A.

10.35[26] --    Trademark Collateral Agreement, dated September 16, 2005,
                between Technical Career Institutes, Inc. and Harris N.A.

10.36[27] --    Employment Agreement, dated as of September 29, 2005,
                between EVCI and Joseph J. Looney.

10.37[27] --    Change of control letter agreement, dated September 29,
                2005, between EVCI and Joseph J. Looney.

10.38[28] --    Lease Agreement between Brill & Sharma Equities and
                Pennsylvania School of Business for a term commencing June 1, 2005.

10.39(a)[28] -- Net Lease, dated as of December 19, 1997, between
                Overtime Properties LLC and Technical Career Institutes, Inc.

10.39(b)[28]    First Amendment of Lease dated as of October 1, 2002
                between Overtime Properties, LLC and -- Technical Career
                Institutes, Inc.

10.40(a)[28] -- Lease, dated October 11, 1994, between F.H.E.A.
                Associates and Technical Career Institutes, Inc.

10.40(b)[28] -- First Amendment of Lease, dated January 20, 1995, between
                F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40(c)[28] -- Second Modification and Extension of Lease Agreement,
                dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41(a)[28] -- Collective Bargaining Agreement between Technical Career
                Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41(b)[28] -- Memorandum of Agreement, dated October 10, 1995, between
                T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41(c)[28] -- Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41(d)[28] -- Collective Bargaining Agreement between Technical Career
                Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41(e)[28] -- Memorandum of Agreement, dated October 10, 2001, between
                T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such prior agreement effective October 10, 1998 through October 9, 2001.

10.41(f)[28] -- Memorandum of Agreement, dated October 10, 2004, between
                T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending (A) collective bargaining agreement between the parties covering instructors, laboratory technicians and maintenance employees and (B) collective bargaining agreement between the parties covering office clerical employees, each such agreement effective October 10, 2001 through October 9, 2004.

10.42[29] --    Letter agreement, dated March 1, 2006, between the
                Registrant and Dr. John J. McGrath.

10.43[29] --    Form of Restricted Stock Award Agreement for the restricted stock awards to Dr. John J. McGrath, Dr. Arol I. Buntzman and
                Joseph J. Looney, without Annexes A and B.

10.44[29] --    Employment Agreement, dated March 1, 2006, between the
                Registrant and Joseph D. Alperin.

10.45[29] --    Restricted Stock Award Agreement, dated March 1, 2006,
                between the Registrant and Joseph D. Alperin, without Annex A.

10.46** --      Amended and Restated Credit Agreement dated as of September
                16, 2005, amended and restated as of March 31, 2006, among EVCI
                Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. (Schedules will be provided supplementally to the Securities and Exchange
                Commission upon request.)

21** --         Subsidiaries of the Registrant.

23.1** --       Consent of Goldstein Golub Kessler LLP.

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

99.2[24] --     Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3[27] --     Press release dated October 3, 2005 and captioned "EVCI
                Career Colleges Hires Joseph J. Looney to serve as Chief
                Financial Officer."

99.4[28] --     Press Release dated October 19, 2005 and captioned "EVCI
                Career Colleges Receives Draft Report of Compliance Review of
                Interboro Institute."

99.5[30] --     Unaudited financial statements of Technical Career
                Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30] --     Audited financial statements of Technical Career Institutes,
                Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7[30] --     Unaudited pro forma financial information for the year ended
                December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8[31] --     Press release dated December 5, 2005 and captioned "EVCI
                Career Colleges Receives Final Report of Compliance Review of
                Interboro Institute."

99.9[31] --     Draft Report of Compliance Review of Interboro Institute
                dated October 7, 2005.

99.10[31] --    Response of Interboro Institute Inc., dated November 3,
                2005, to two draft reports from the State Education Department of New York.

99.11[31] --    Letter dated November 23, 2005 from Stephen H. Adolphus,
                President of Interboro Institute, to Joseph P. Frey, Assistant
                Commissioner- Office of Quality Assurance, New York State
                Education Department outlining Interboro Institute's revised admissions screening procedures.

99.12[31] --    Letter dated November 21, 2005 from Steven M. Gombos of
                Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The
                State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13[31] --    Letter dated December 2, 2005 from Joseph P. Frey, Assistant
                Commissioner- Office of Quality Assurance, the State Education
                Department of New York including attachment titled "State
                Education Department Analysis of Interboro Institute's Response to the Draft Report."

99.14[32] --    Press release dated January 13, 2006 and captioned "EVCI
                Career Colleges Reports New Student Caps for Interboro's Spring
                2006 Through Spring 2007 Semesters."

99.15[32] --    Letter dated December 19, 2005 with enclosures from the
                registrant to Joseph P. Frey, Assistant Commissioner.

99.16[32] --    Letter dated December 23, 2005 from Johanna Duncan-Poitier,
                Deputy Commissioner, to the registrant.

99.17[32] --    Letter dated January 4, 2006 with enclosure from the
                registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18[32] --    Letter dated January 11, 2006 from Johanna Duncan-Poitier,
                Deputy Commissioner, to the registrant.

99.19[33] --    Response of Interboro Institute to the December 2, 2005
                Report from the New York State Education Department.

99.20[33] --    Letter dated February 2, 2006 from the New York State
                Education Department to EVCI.

99.21** --      Interboro Institute's Comprehensive Institutional
                Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22** --      Letter dated March 13, 2006 from the New York State Education
                Department to the Registrant.

99.23** --      Letter dated March 14, 2006 from the New York State Education
                Department to the Registrant.

99.24** --      Interboro Institute's Mid-Point Self Study dated March 28,
                2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.

--------------------

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

**    Filed herewith.

[1] Incorporated by reference to the Registrant's Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2] Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant's Form SB-2, Registration No. 333-66085.

[3] Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 1999.

[4]   Incorporated by reference to the Registrant's Form 8-K dated January 14,
      2000.

[5]   Incorporated by reference to the Registrant's Form 8-K dated October 6,
      2000.

[6] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2000.

[7]   Incorporated by reference to the Registrant's Form 8-K dated July 1, 2001.

[8] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2003.

[9] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

[10] Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11] Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2003.

[13] Incorporated by reference to the Registrant's Form 8-K dated October 10, 2003.

[14] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2003.

[15] Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16] Incorporated by reference to the Registrant's Form 10-KSB/A for the year ended December 31, 2003.

[17]  Incorporated by reference to the Registrant's Form 8-K dated March 29,
      2004.

[18] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2004.

[19] Incorporated by reference to the Registrant's definitive Proxy Statement dated May 2, 2005.

[20] Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 2004.

[21] Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2004.

[22]  Incorporated by reference to the Registrant's Form 8-K dated March 7,
      2005.

[23] Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2005.

[24]  Incorporated by reference to the Registrant's Form 8-K dated July 1, 2005.

[25]  Incorporated by reference to the Registrant's Form 8-K dated July 18,
      2005.

[26] Incorporated by reference to the Registrant's Form 8-K dated September 16, 2005.

[27] Incorporated by reference to the Registrant's Form 8-K dated September 29, 2005.

[28] Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2005.

[29]  Incorporated by reference to the Registrant's Form 8-K dated March 1,
      2006.

[30] Incorporated by reference to the Registrant's Form 8-K/A dated September 16, 2005.

[31] Incorporated by reference to the Registrant's Form 8-K dated December 5, 2005.

[32] Incorporated by reference to the Registrant's Form 8-K dated January 12, 2006.

[33] Incorporated by reference to the Registrant's Form 8-K dated February 3, 2006.