Form 10-K/A
period 2005-12-31
EVCI Career Colleges Holding Corp
filed 2006-04-20
CIK 1065591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K/A

(Amendment No. 1)

______________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 1-14827

______________

EVCI Career Colleges Holding Corp.

(Name of Registrant as Specified in its Charter)

Delaware	06-1488212
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1 Van Der Donck Street, 2nd Floor,
Yonkers, New York 10701

(Address of principal executive office) (Zip code)

(914) 623-0700

(Issuer’s telephone number, including area code)

______________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value per share	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the issuer’s common equity held by non-affiliates was $77,827,258 the closing price of $6.30 for its common stock on The NASDAQ Capital Market on June 30, 2005.

As of March 28, 2006, 12,640,700 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes ☒  No ☐

Explanatory Note

This Amendment No. 1 on form 10-K/A to our Form 10-K for the year ended December 31, 2005 (the “Annual Report”) is being filed primarily to amend Item 1A. Risk Factors and to add a footnote to our financial statements.

We have revised the risk factor captioned “We do not expect that Interboro or EVCI will be profitable in 2006.”  We have also revised similar discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The charge to operations in 2006 for the value of prior grants of stock options and restricted stock to our employees and directors will increase our projected 2006 loss, mostly as the result of our adoption of SFAS No 123R beginning with the first quarter of 2006.

In accordance with applicable accounting requirements, we have added footnote 16. Subsequent Event to the Notes to Consolidated Financial Statements. This footnote addresses, revises and updates recent public disclosures we made regarding the U.S. Department of Education’s requirement that Interboro Institute rescore all ATB tests taken by its students admitted during the periods July-June of 2002/2003, 2003/2004 and 2004/2005.

This amendment also includes Schedule (II), Valuation and Qualifying Accounts, updated opinions of our independent auditors, updated Exhibits 23, 31.1, 31.2, 32.1 and 32.2 and revisions to Item 15 that reflect the filing of that schedule and those updated exhibits.  In addition, it includes immaterial revisions of narrative disclosures.  Furthermore, our consolidated financials statements and notes and schedule thereto have been moved to follow Signatures.

Except as described above, this Form 10-K/A does not include any other revisions to the Annual Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to March 31, 2006, the date of the original filing of the Annual Report.

EVCI CAREER COLLEGES HOLDING CORP.

Form 10-K/A

Year Ended December 31, 2005

i

PART I

Item 1. Description of Business.

General

EVCI Career Colleges Holding Corp. provides on-campus career college education through its subsidiaries Interboro Institute, Inc. (“Interboro”), Technical Career Institutes, Inc. (“TCI”), and Pennsylvania School of Business, Inc. (“PSB”). Unless the context requires otherwise, references below to EVCI in discussions about the operations of its colleges are to those colleges, collectively. EVCI as a separate entity, is neither accredited nor licensed to operate any college and, accordingly, is solely a holding company.

Interboro. Interboro offers college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York that, starting with the spring 2006 semester, is not accepting new students until either the New York State Education Department (“SED”) approves Yonkers as an extension center in the future, or enrollment does not exceed approximately 35 full-time students. Each of these sites has an annex that became operational for the fall semester 2004. Interboro opened additional annexes in Flushing and Washington Heights at the beginning of the fall 2005 semester. Interboro is accredited by the New York State Board of Regents. We acquired Interboro in January 2000. Approximately 76% of our 2005 net revenue was generated by Interboro. Interboro’s 2006 spring semester enrollment is approximately 3,000 students.

TCI. We acquired TCI on September 16, 2005. TCI offers two-year Associate Degree programs and certificate programs, with an emphasis on technology. Its main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby annex. TCI is accredited by the New York State Board of Regents. In addition, TCI was recently awarded regional accreditation by the Middle States Commission on Higher Education, which must approve TCI’s change of control to EVCI. Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s 2006 spring semester enrollment is approximately 3,000 students.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. As permitted by the Pennsylvania State Education Department, after six months of teaching the three business diploma programs, PSB can seek authorization to award the Associate in Specialized Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2006 spring semester enrollment is approximately 160 students.

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

Significant Developments

Our acquisition of TCI in September 2005 and events following our receipt in October 2005 of compliance review reports relating to Interboro (collectively, the “Draft Report”) from SED are the most significant 2005 developments affecting our business.

Acquisition of TCI

After protracted negotiations, we bought TCI for reasons that include:

•

TCI’s excellent reputation as a two year technical college.

•

TCI’s location at 31st Street and Eighth Avenue in Manhattan, diagonally across from Penn Station, affords students, faculty and administrators easy access to TCI by mass transportation.

•

TCI’s primary target market is students from economically disadvantaged backgrounds who are living in the New York metropolitan area.

•

The opportunity to reverse a trend of declining enrollments at TCI.

•

The purchase price of $16 million in cash.

•

The ability to finance the acquisition using $16 million of new bank borrowings.

Draft Report from SED

A brief summary of events relating to the SED Draft Report and Interboro’s responses follows:

•

On October 19, 2005, EVCI announced receipt of, and summarized, the Draft Report. The Draft Report included findings, recommendations and determinations related to increasing admissions standards and improving academic standards and taking other measures to improve persistence and graduation rates. One of the proposed determinations by SED was to deny extension center status for EVCI’s Yonkers site. In addition, the Draft Report alleged there were irregularities in Interboro’s admissions practices.

•

In response to those allegations of admissions irregularities, the Audit Committee of EVCI’s Board of Directors engaged Ritzert & Leyton, P.C., a law firm with substantial experience in conducting internal investigations, to assist the Audit Committee in an extensive internal investigation.

•

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

•

In the remainder of Interboro’s initial response to the Draft Report, Interboro agreed to accept most of the recommendations made by SED in the Draft Report.

•

On December 5, 2005, EVCI announced that SED had denied extension center status for Interboro’s Yonkers site and was requiring Interboro to downsize its enrollment at all its locations in accordance with a plan that had to be submitted by Interboro to SED.

•

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

——————

*

Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

•

The enrollment caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro for either the spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro. After monitoring by SED with site visits in the spring and summer of 2006, SED may determine that adjustments to the enrollment caps are appropriate. During Interboro’s spring 2007 semester, SED will determine what continuing enrollment caps, if any, are necessary.

•

On February 3, 2006, EVCI announced that SED had requested Interboro and TCI to develop teach out plans for their students. This SED action was in response to a Regents Advisory Council on Postsecondary Accreditation recommendation that was based on concerns about Interboro’s and EVCI’s financial viability, notwithstanding the fact that the Regents Advisory Council did not have (nor did it request from EVCI) financial information regarding EVCI or Interboro that we believe is reasonably necessary to assess EVCI’s financial viability. If, in the future SED determined it was necessary to close either or both schools, teach out plans would give students the opportunity to complete their course of study at other colleges. The EVCI announcement noted that Johanna-Duncan Poitier, Deputy Commissioner of SED’s Office of Higher Education, was quoted in a recent New York Times article that the request for teach out plans “does not mean we expect to be closing them down, but there should be a plan because of the large number of students.”

•

EVCI submitted to SED Interboro’s Institutional Effectiveness Plan, on February 22, 2006. By letter, dated March 13, 2006, SED advised EVCI of the following about the Plan: “in general, it satisfactorily addresses both the registration standards in Commissioner’s Regulations and the findings and recommendations based on the Department’s review in the spring 2005.”  The letter indicated that the effectiveness of specific components of the Plan “in promoting and assessing intended changes will be determined through careful internal and Department reviews.” SED’s letter directed effectiveness assessments to focus on contributions being made to “increased persistence and graduation rates.”

•

By letter to EVCI, dated March 14, 2006, SED itemized the documents that constitute the full final report of SED’s review process that began with two site reviews in the spring 2005. The letter and those documents are filed as exhibits to this report. SED’s letter advised that the information in Interboro’s final response, dated February 3, 2006, to the Draft Report regarding measures taken and planned “appear to be appropriate.”  The SED letter “extends the registration of Interboro’s programs in accordance with the Commissioner’s Regulations and Department practice for renewal.”  It also advised that SED is expecting additional information regarding the scope of implementation and on outcomes, noting that SED wants improvements in performance with respect to “(1) admission of students who have a reasonable prospect of academic success in the context of the institution’s services and programs; and (2) a record of student persistence and serious achievement at the college level.”

Target Market

EVCI has chosen to concentrate its student recruiting efforts principally on a specific niche, minority students that come from economically disadvantaged backgrounds. A large percentage of the students in EVCI’s target market do not have a high school diploma or a general equivalency diploma (GED), and thus have few educational opportunities available to them. However, they can evidence their ability to perform college level work and be accepted to an EVCI college by passing a federally-approved ability to benefit (“ATB”) examination and by demonstrating through interviews and other means that they appear to have the necessary time, motivation and commitment to succeed at college.

The substantial need and demand for the educational opportunities for ATB students are largely due to the fact that approximately 50% of the students that start in the New York City public school system do not graduate with a high school diploma. In addition, there is a large and growing market of legal immigrants lacking an American high school education or GED who may qualify for admission to EVCI’s colleges.

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

Availability of Tuition Grants and Loans

Federal and state financial aid programs are available to pay for most of the EVCI colleges’ tuition costs. These are almost exclusively in the form of need based grants and/or subsidized and unsubsidized loans.

Almost all Interboro and TCI students fund a majority of their tuition through federal Pell and Supplemental Educational Opportunity Grants (SEOG), pursuant to Title IV of the Higher Education Act, and New York State Tuition Assistance Program (“TAP”) grants. The maximum grants per student are: Pell, $2,025 and TAP, $2,500. During a single academic year the maximums are Pell, $4,050 and TAP $5,000. Students can currently receive $7,500 in TAP funds for three semesters in one academic year. However, this entitlement may be modified by the New York State Legislature.

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

TCI is the only EVCI college that participates in Title IV loan programs. Approximately 25% of TCI’s revenue for its fall 2005 semester was from the proceeds of Title IV loans to TCI students. TCI’s default rates have been less than 3% for the past five years, well below the Title IV limit of 25% for each of three years and 40% for one year. EVCI believes TCI has a very aggressive default prevention program. While not required, TCI returns first semester loans to lenders for those students who withdraw and fail to return the following semester. Additionally, TCI returns the proceeds from loans made to its first semester ATB and GED students to the DOE when those students complete a term but do not meet its persistence criteria. EVCI and TCI believe that the risk of higher loan default rates is significantly greater with ATB borrowers.

Since it was acquired by EVCI, Interboro has chosen not to participate in any federal Title IV loan programs because of concerns over loan default rates that could potentially jeopardize its ability to participate in any Title IV programs. It is, however, considering participation in Title IV loan programs in the future.

Some PSB students are eligible to fund their tuition through grants awarded by the Pennsylvania Higher Education Assistance Agency (“PHEAA”). A maximum of $3,500 in state grants can be obtained per award year. The grant application deadline is May 1st for students currently enrolled and August 1st for new students who have not received grants for the prior year.

Tuition

Interboro’s tuition is $4,300 per semester for most programs of study and $4,400 for its Ophthalmic Dispensing program. This is lower than most all private colleges and universities. Interboro’s tuition can be funded through full TAP and Pell grant levels totaling $4,525 per semester. Interboro students who qualify for Pell and TAP grants that exceed Interboro’s tuition generally have the excess grant funds available to help pay for their books and transportation.

For 2005, Interboro students qualifying for financial aid received an average of $1,815 in Pell grants and $2,255 in TAP grants, or a total averaging $4,070 per semester. This total constitutes approximately 94% of Interboro’s tuition revenue for 2005.

TCI’s tuition per semester is currently $4,595 and will increase to $4,695 commencing the summer 2006 semester. TCI semester fees range from $125 to $250 and books and supplies range from $200 to $800, averaging $500. Approximately 62% of TCI’s tuition revenue for its fall 2005 semester was from the proceeds of Pell and TAP grants. However, TCI students need additional financial assistance to pay their educational costs. This is mostly obtained from Title IV loans.

PSB’s tuition varies by program and enrollment status and currently averages $3,600.

2005 and Spring 2006 Enrollments

Full-time student enrollments increased each semester at our colleges over the same semester of 2004:

	Spring	Summer	Fall

2005	3,700	2,650	7,600	*
2004	2,800	1,975	3,900

——————

*

Includes 3,000 TCI students and 100 PSB students.

Spring 2006 enrollments are approximately as follows:

Interboro has approximately 3,000 students including 640 new students; TCI has approximately 3,000 students including 981 new students and PSB has approximately 160 students including 53 new students. Interboro started the spring 2006 semester with approximately 825 new students. Interboro believes its initial enrollments for spring 2006 were negatively impacted by the adverse publicity relating to the Draft Report, impact on employee morale and productivity of the Draft Report and the internal investigation of Interboro’s admissions practices and distraction of management who worked on the responses to the Draft Report, including meetings with SED personnel. The damage to Interboro’s reputation from adverse publicity could negatively impact Interboro’s ability to reach the SED enrollment caps and its persistence and graduation goals.

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

•

Computer and electronics technology includes technology programs in networking, electronic security systems, electronic engineering and rail electronics.

•

Climate control technology includes technology programs in HVAC and refrigeration.

Management sees a growing demand by employers for individuals possessing career-oriented skills in the degree majors and academic concentrations offered at our colleges. We believe the experience and expertise of EVCI’s colleges in career oriented college education enables them to more effectively tailor their marketing plans and to differentiate theirs from most of their competitors.

Our curricula prepare students who want to transfer to four-year, degree-granting colleges. A number of baccalaureate colleges have entered into formal articulation agreements with Interboro and TCI under which they will accept a student’s full associate degree credits or a percentage of them that translate to their curriculum. Many more colleges accept the academic credits of Interboro and TCI transfer students without formal articulation agreements.

Provide a quality and caring educational experience

Many EVCI college faculty members teaching career-based courses have direct work experience in the areas they teach. Typically, full-time faculty members at Interboro are hired after they have proven their effectiveness as adjunct instructors at Interboro.

Most students who start at Interboro, and approximately 50% of TCI’s new students since its summer 2005, semester do not have high school diplomas or a GED. They also face the daily challenges endemic to those who are economically disadvantaged. Interboro and TCI expect their faculty to recognize and be sensitive to the special needs of their students. EVCI believes its faculty is particularly adept at working with students and gaining their confidence and trust to assist them in the remediation and developmental process necessary for them to succeed academically.

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

Interboro has increased its graduation rates, for students graduating within three years, since EVCI acquired Interboro in January 2000, from less than 10% for its 1998 cohort to approximately 18% for its 2002 cohort. Interboro has hired full-time remediation and developmental specialists whose sole job is to work, in and outside the classroom, with students, faculty and tutors in order to provide students with the skill sets required for them to succeed in college. Interboro remains committed to the goal of achieving the three year graduation rate of 25%, that was set by the Board of Regents, before Interboro’s accreditation expires on September 30, 2008.

Interboro has implemented the following additional measures in its effort to meet SED’s expectation that at least 65 percent of Interboro’s students who are first enrolled at Interboro for either its spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro:

•

The college is being more selective of its ATB applicants to which it grants admission.

•

Late registration is limited to one week.

•

Students registered late are block scheduled and tutored by remediation specialists. Tutors also help them catch up.

•

Students with poor attendance are being purged.

•

Teachers are being assigned approximately 10-12 students at the beginning of the semester to monitor their progress and provide intensive assistance to them.

•

Progress of new students is being continuously evaluated and direct intervention is aggressively occurring throughout the college.

•

Interboro’s faculty is being evaluated more often by Interboro’s academic administration, especially with respect to further improving retention while maintaining academic integrity

•

There is a committee that is reviewing curriculum to further enhance academics while getting a greater number of students to improve academic performance.

•

Ways to attract more high school graduates to Interboro are under consideration.

•

The pass point has been increased by Interboro on the reading portion of the federally approved ability to benefit test as reading strength correlates most strongly with subsequent academic performance.

•

The number of full-time faculty, and the ratio of full-time faculty to students, have been strengthened continuously over the past four years.

•

The libraries have been moved into larger space and their collections greatly increased. The librarians are increasingly pro-active in helping students gain information literacy skills.

•

The skills of the tutors in the Academic Resource Centers have been upgraded through a national training and certification program.

•

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

Degree Program	No. of Graduates	Placed or Enrolled	Placed in Field

Bus Adm-Accounting	56	35/63%	33/59%
Bus Adm-Management	177	142/80	120/68
Office Technologies	64	49/77	39/61
Ophthalmic Dispensing	27	24/89	22/81
Paralegal Studies	76	63/83	56/74
Security Services & Management	28	19/68	14/50
Total	428	332/78%	284/66%

As of February 2006, TCI’s placement statistics, for its graduates during the following three academic semesters were:

Division	No. of Graduates	No. Seeking Placement*	Placed or Enrolled

August 2004 – May 2005
Business	247	148	110/74%
New Media	62	34	31/91
HVAC/FMT	158	88	69/78
Electronics	351	213	119/56
Total	818	483	329/68%

——————

*

with TCI’s assistance.

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

TCI is also marketing its academic programs to high schools. TCI faculty members are visiting high schools to encourage guidance counselors to recommend TCI’s degree programs and to talk about TCI’s excellent reputation.

Each college is responsible for converting leads to enrollments. Our colleges’ lead tracking capability generally allows them to identify leads generated by specific media and adjust their marketing to focus on the most cost-effective lead sources. Referrals from our students and graduates are the most effective means of recruiting new students.

Accreditation

Accreditation provides the basis for:

•

the recognition and acceptance by other higher education institutions, employers and governmental entities of the degrees and credits earned by students

•

qualification to participate in Title IV programs, including Pell grants, and New York TAP grants and Pennsylvania PHEAA grants

Interboro is accredited by the New York State Board of Regents. As a result of the change in control that occurred when we acquired Interboro in January 2000, its accreditation was probationary until 2003 when the Board of Regents took Interboro off probation and granted it accreditation for the five years ending September 30, 2008. The Commission on Opticianry also accredits Interboro’s AOS degree in Ophthalmic Dispensing. The American Bar Association has approved Interboro’s Paralegal Studies Program.

TCI is also accredited by the New York State Board of Regents. As a result of EVCI’s acquisition of TCI, the Regent’s Advisory Council of Postsecondary Accreditation has recommended that TCI’s accreditation be extended from May 21, 2006 to May 21, 2007 in order to permit SED to schedule a second peer review visit in the fall of 2006 to assess the change of ownership and changes made to TCI’s administration since the acquisition. In addition, TCI’s Electronics Engineering Technology program is accredited by the Technology Accreditation Commission of the Accreditation Board for Engineering and Technology.

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

PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”). PSB received a five year renewal of its ACCSCT accreditation effective August 2004. PSB is licensed by the Pennsylvania State Board of Private Licensed Schools and is approved by the Pennsylvania Department of Education to grant the Associate in Specialized Business Degree.

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

Title IV

Pell is one of the federal student financial aid programs that is authorized by Title IV of the federal Higher Education Act of 1965 (“HEA”), and related regulations issued by the U.S. Department of Education (“DOE”). Participants in Title IV programs are subjected to significant regulatory scrutiny in the form of numerous standards they must satisfy. These include obtaining and maintaining authorization by appropriate state and accrediting agencies.

Under the HEA, regulatory authority is divided among:

•

the federal government, which acts through the DOE

•

the accrediting agencies recognized by the DOE

•

state higher education regulatory bodies

The HEA regulations must be complied with on an institutional basis. The regulations define an institution as a main campus and its additional locations, if any. If any location violates these regulations, the college could lose its Title IV eligibility or suffer financial liabilities, greater scrutiny and/or limitations on its participation in Title IV programs. Financial liabilities may include returning funds to the DOE, posting a letter of credit and civil and criminal penalties.

Factors that could affect an EVCI college’s participation in the Title IV programs include:

•

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

•

A college cannot pay any commission, bonus, or other incentive payment, based directly or indirectly on success in securing new student enrollments or financial aid, to any person or entity engaged in any domestic student recruitment, admission or financial aid awarding activity.

•

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

•

Independent auditors annually audit each of our college’s administration of Title IV funds. The resulting audit report is submitted to the DOE. If it is determined that a college improperly disbursed Title IV funds or violated a provision of the HEA, it could be required to repay a portion of such funds and might be assessed an administrative fine. A college could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student’s eligibility for Title IV funds before receiving funds from the DOE.

•

In the event a student withdraws or stops attending and does not complete an academic program during a semester, the college’s tuition refund policy must meet the requirements of the DOE. For example, it must return a prorata portion of the Title IV funds received by a college if a student withdraws prior to completion of 60% of a semester.

•

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

EVCI’s colleges have policies and procedures that are designed to assure compliance with Title IV regulations. Since Interboro was acquired by EVCI, compliance reports of its oversight of federal funds have not resulted in material deficiencies. No material deficiencies have been found in TCI’s compliance reports for the last ten years.

TAP grants

The TAP grant program is part of the New York State budget. Each year the governor makes budget recommendations to the New York State Senate and Assembly. The governor’s position on TAP under his proposed 2006-2007 budget is described below in a risk factor captioned “Adverse changes in the rules governing, or the amount or timing of, TAP disbursements could materially impede Interboro’s and TCI’s ability to operate.”  As in prior years, we are working to oppose any changes in TAP that could negatively impact the educational opportunities of Interboro’s and TCI’s students.

Each student seeking a TAP grant must be a U.S. citizen or permanent resident and must meet New York State residency requirements.

TAP academic requirements for Interboro and TCI are basically the same as the Pell academic requirements.

Factors that could affect a college’s participation in TAP include:

•

The college must timely disburse financial aid funds due to students.

•

The college cannot certify ineligible students to receive TAP grants.

•

The college must have and comply with an acceptable tuition refund policy.

•

SED must continue to register the programs of the college.

•

The college must continue to be accredited by a regional or national accrediting agency recognized by U.S. Secretary of Education.

Change of ownership or control

Title IV. A change in control of a college can affect its eligibility to participate in Title IV programs. After a change in control, the college must re-establish its state authorization and accreditation and satisfy DOE’s requirements to be recertified by the DOE as an eligible institution under new ownership.

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

Following TCI’s acquisition by EVCI, TCI’s temporary certification became a provisional certification on March 8, 2006 that expires June 30, 2008.

Following PSB’s acquisition by EVCI, PSB’s temporary certification became a provisional certification on April 25, 2005 that expires December 31, 2007.

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

New York. According to the New York Board of Regents, a change of ownership or control includes a merger or consolidation with any corporation; a sale, lease, exchange or other disposition of all or substantially all of the assets of a college; and the transfer of controlling interest of a college’s stock. As a result, the college is considered in a transitional status, usually for up to two years. During that time SED will generally not approve any new initiatives by the college such as new programs or extension centers. This status also subjects the college to more scrutiny by SED, including additional reporting requirements, and the Board of Regents retaining authority to award degrees to graduating students. The retention by the Board of Regents of degree granting authority results in a greater level of scrutiny for each degree and may delay the awarding of degrees. TCI expects this status to cease on or before September, 2007.

Opening new college sites and adding educational college programs

The HEA generally requires that proprietary colleges be fully operational for two years before applying to participate in Title IV programs. However, a college that is certified to participate in Title IV programs may establish a new site and apply to participate in Title IV programs at that site immediately, if such new site satisfies all other applicable eligibility requirements, including approval by the college’s state licensing agency and its accrediting agency.

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

Competition

Interboro’s business model subjects it to limited direct competition. A key component of this model is its focus on a target market of ATB students. The challenges of educating ATB students and the availability to most of our students of Title IV and TAP grants that cover the full cost of their  tuition is also a key component of Interboro’s business model.

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

In 2005, Local 153 was recognized by Interboro as the exclusive bargaining agent for Interboro’s faculty which, as of December 31, 2005, totaled 205 members. The negotiations with Local 153 for a union contract for Interboro’s faculty commenced in February 2006.

Approximately 78% of TCI’s employees are unionized under contracts with Local 2110 of the United Auto Workers-AFL-CIO. The union represents full-time and adjunct faculty, laboratory technicians and maintenance, office, clerical and admissions personnel under contracts expiring in October 2007.

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

We believe that, in addition to Interboro’s rapid growth, the resulting increase in its share of TAP funds, was a significant factor in SED’s decision to issue the Draft Report and then place enrollment caps on Interboro’s new student enrollment. We also believe that SED’s decision was motivated by concerns about the ability of Interboro ATB students to persist and graduate at percentage rates deemed appropriate by SED even though Interboro’s graduation rates significantly exceed the average three year graduation rates for African American and Hispanic minority students at other associate degree colleges in New York State and nationwide.

As is clear from Interboro’s recent experiences with SED, an alleged failure to comply with existing or new requirements resulting from changes in standards or new interpretations, could again materially and adversely affect EVCI. Some of the specific significant regulatory risks are described in risk factors below.

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

New York’s Governor Pataki has been proposing to change TAP requirements for the past few years in a manner that would be materially adverse to us. However, the actual changes made by the New York State Legislature in the past few years have not been materially adverse to Interboro or TCI. As of March 30, 2006, the Legislature had voted on accepting, rejecting or modifying the Governor’s proposals and forwarded them to the Governor. The Governor can accept or veto amendments to his proposed budget. The budget must ultimately be approved by the Legislature. In summary, the Governor’s 2006-2007 budget proposals and the Legislature’s counterproposals are as follows:

•

Post-secondary institutions would “pre-finance” TAP awards provided to first-time TAP applicants who are admitted without a high school diploma. TAP would reimburse a student, plus interest, only after the student successfully completed 24 credit hours. This particularly targets ATB and GED students. Status:  Rejected by the Legislature. Colleges admitting ATB students would have to use an “independently administered and evaluated ATB test” as defined by the Commissioner of Education. Interboro already outsources its ATB testing.

•

TAP’s eligibility requirement of “full-time study” would be raised from 12 to 15 credits per semester to “ensure students complete their degree programs before exhausting their 8 semesters of TAP eligibility.”  Partial awards of 80% would, however, be available to students registered for 12 - 14 credits. Status:  Rejected by the Legislature.

•

Higher performance standards would be imposed to demonstrate progress toward completion, including accrued credits and minimum grade point averages. Status:  Rejected by the Legislature.

•

Students who default on federal and other educational loans would not receive TAP. Status:  Rejected by the Legislature.

•

TAP eligibility for “accelerated study” (three consecutive semesters) would be restricted to individuals who have obtained 30 credit hours in the preceding two semesters. Status:  Amended by the Legislature to reduce the 30 credit requirement to 24 credits, effective for students first entering college after July 1, 2006. Students at TCI and Interboro would be affected by this requirement.

In addition, budgetary issues have caused delays in TAP disbursements. TAP payments relating to Interboro’s and TCI’s spring semesters that would otherwise be made during the period from the last week of December through May were, or are being, deferred:

•

In December 2004, TAP advised that a total of approximately $3.8 million of payments payable for Interboro’s and TCI’s spring 2005 semesters would be deferred until August 1, 2005. This deferral turned out to be less, as Interboro and TCI received the following approximate payments of their deferred amounts:

	Interboro	TCI

March	$1,100,000	$430,000
June	1,200,000	280,000
July	400,000	390,000

•

In December 2005, TAP advised that a total of approximately $3.8 million of payments payable for Interboro’s and TCI’s spring 2006 semester is being deferred until August 1, 2006. Approximately $2.5 million of these deferrals was paid on March 31, 2006. Whether or not any portion of the remainder of these deferrals are paid earlier depends, in part, on the state’s cash flow situation throughout the state fiscal year.

Additional total payments of approximately $2.3 million for Interboro’s and TCI’s spring semester will be deferred until October 2006 under TAP regulations relating to TAP payments for a third term within the same academic year. This deferral is not related to the New York State budget.

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

As a result of the SED caps on Interboro’s enrollment, we currently anticipate that Interboro’s net revenue for 2006 will decline by more than 20% as compared to its 2005 net revenue. After giving effect to anticipated results of TCI and PSB and additional Interboro capital and operating costs necessary to comply with SED directives, we are currently projecting that EVCI will incur a net loss in 2006 of approximately $3.3 million and will have negative cash flow of approximately $2.3 million.

Approximately $700,000 of this projected net loss relates to the amendment of our bank credit agreement, including approximately $450,000 of accelerated amortization of deferred financing costs. The projected net loss also includes $1.0 million of the approximate cost to us in 2006 of prior grants of stock options and restricted stock to our employees and directors, mostly as the result of our adoption of SFAS No. 123R beginning with the first quarter of 2006. Notwithstanding, we are currently projecting that EVCI will have sufficient cash resources to fund this net loss and negative cash flow.

Our results might be materially worse than projected, including because Interboro’s enrollments are below the permitted caps, as happened in the spring 2006 semester, Interboro’s costs of implementing directives are higher than anticipated, or there are unforeseen circumstances. If that occurs, we will need the continued cooperation of our bank and may need to attempt to refinance our bank debt, raise additional equity capital or sell or close one or more of our colleges under circumstances that could be materially adverse to EVCI.

Interboro may be subject to even more severe action by SED if it is not able to achieve the 65% persistence rate required by SED or to implement other required changes to SED’s satisfaction.

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

The number of new students (after at least three weeks of the semester) for Interboro’s spring, summer and fall 2005 semesters were approximately 1,650, 1,250 and 1,950 respectively. Approximately 42% of new Interboro students who started in the spring 2005 semester persisted to a second semester. Persistence rates for new students who start at Interboro in the fall semester have been generally greater than new students who start in a spring or summer semester. For example, approximately 50% of Interboro’s new students in the fall 2004 semester persisted to the spring 2005 semester.

Furthermore, adverse publicity about Interboro could significantly impede Interboro’s efforts to retain students and attract new students.

SED plans to conduct visits to Interboro’s sites in the spring and summer 2006 to assess its progress in implementing the requirements and recommendations set forth in SED’s report dated December 2, 2005, reaching the 65% persistence rate, limiting enrollments as required by the enrollment caps and outsourcing ATB testing. Afterward, SED may determine that adjustments to the restrictions may be appropriate. SED has advised it will determine what continued enrollment restrictions are necessary, if any, during Interboro’s spring 2007 semester. If SED is not satisfied with Interboro’s progress it could seek to require Interboro to close or impose requirements and limitations that would make it more difficult for Interboro to return to profitability or that would limit its profitability.

Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede our colleges’ ability to operate.

Title IV must be reauthorized by congress every six years. Parts of the Act were reauthorized in 2005; however, remaining issues are currently being reviewed by Congress. Congress also reviews appropriations for Title IV programs annually. Congress has not increased the maximum Pell award for several years and is not expected to do so for the coming fiscal year.

Any significant decreases in the amount or timing of revenue received through the Pell program would have a material adverse effect on our colleges. Additionally, legislative or regulatory actions may materially increase our colleges’ administrative costs and require them to modify their practices in a material adverse manner.

Title IV program reviews of any EVCI college could result in it being required to make material refunds of Title IV funds and EVCI being required to reduce its operating income by the amount of those refunds.

Schools participating in Title IV programs are routinely reviewed by DOE personnel to determine their compliance with Title IV regulations.

Since January 2005, a routine program review has been conducted by the DOE of Interboro’s compliance with respect to approximately $30 million of Title IV grants made to Interboro students during Interboro’s academic years 2002/ 2003, 2003/ 2004 and 2004/ 2005. On March 28, 2005, the U.S. Department of Education conducted an additional day of file review. Based upon discussions at that time with representatives of the DOE, we believed that the Title IV reviewers were going to review more files before submitting a draft report to us. As of March 31, 2006 the DOE had not requested more files. Accordingly, we cannot predict with certainty whether the DOE will ask for additional files or, if it does, the extent of the DOE’s further review. We also cannot predict when we will receive the reviewer’s draft written report or the timing and amount of Title IV refunds, if any, Interboro will be required to make to the DOE. Furthermore, we do not know whether the compliance review by SED will trigger an additional review by the DOE.

TCI’s last Title IV program review began in 1999 and has not formally concluded. However, TCI has been advised orally by the DOE that the program review will be closed shortly without any liability to TCI.

We cannot predict when another Title IV program review will occur or what effect it will have on our results of operations and liquidity or on our ability to operate and grow.

A future TAP audit could result in Interboro or TCI being required to make material refunds of TAP grants and EVCI being required to reduce its operating income by the full amount of those refunds.

The Office of the New York State Comptroller periodically conducts routine audits of colleges and universities that participate in TAP. The principal purpose of an audit is to determine whether a college complies with rules and regulations in certifying the TAP eligibility of its students.

In March 2005, Interboro received the final report from the Comptroller that details the reasons for disallowances of $903,150 resulting from the TAP audit commenced in February 2004 of Interboro’s three academic years ended June 30, 2001, 2002 and 2003. The total amount of TAP grants made to Interboro students during the period covered by the TAP audit was approximately $21,000,000.

TCI’s last TAP audit covered three academic years ended June 30, 2000, 2001 and 2002, started in June 2003, concluded in March 2004 and required TCI to pay disallowances of $19,554. The total amount of TAP grants made to TCI students during the period covered by the TAP audit was approximately $39,000,000.

We believe that there is a correlation between the amount and rate of a school’s growth and the likelihood of a TAP audit. Furthermore, the likelihood of a TAP audit of Interboro and TCI may have increased as a result of the Draft Report to Interboro. Even though HESC has publicly stated that a routine TAP audit is normally scheduled every three to four years, we cannot predict when another TAP audit will occur. We also cannot predict what affect a future TAP audit will have on our results of operations and liquidity or on our ability to operate and grow.

Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s and TCI’s ability to operate and grow.

ATB students comprise approximately 94% of Interboro’s current enrollment and approximately 34% of TCI’s current enrollment. They are students who entered Interboro or TCI without a high school diploma or a GED because they achieved a minimum score, or a higher score set by the college, on a test approved by the DOE that demonstrates that they have the “ability to benefit” from a college’s program of study.

There is a long-standing debate over the extent to which taxpayer money should be spent educating ATB students. It is a politically charged issue that most greatly affects African-American and Hispanic students dealing with the challenges endemic to poverty. Governor Pataki’s budget proposal to require colleges to finance student tuition until 24 credits have been earned by the student specifically targets ATB students. If that specific proposal passes and is in the final budget, or if other current laws governing TAP were to be changed to materially limit Interboro’s and TCI’s ability to enroll ATB students or the availability of financial aid to ATB students, Interboro and TCI may not be able to continue in business unless they are able to quickly convert their business models to accommodate any material change. Even if Interboro and TCI were successful, in the interim EVCI’s financial condition and results of operations would, most likely, be materially and adversely affected. TCI’s plans to recruit more high school graduates, so that it is less dependent on ATB students, may not be successful.

Our failure to repay amounts outstanding under our amended and restated credit agreement when due could have a materially adverse effect on our business and financial position.

Under our amended and restated credit agreement ($15,000,000 million outstanding at December 31, 2005), we are required to pay interest monthly and to make quarterly principal payments that increase from $500,000 to $625,000 until July 1, 2007 when all accrued and unpaid interest and principal of $10,375,000 are due and payable. If we default under the agreement, this due date could be accelerated by the bank. We presently intend to seek to refinance the principal balance due prior to its final maturity date. We also intend to pursue other strategies that could provide us with funds to pay this debt, including the sale of equity or the sale of one or more of our schools. However, we may not succeed in the securing additional financing needed to repay our bank debt.

Over the longer term, we expect enrollments and earnings of our colleges to grow at a much slower rate than they have since we acquired Interboro.

Interboro’s aggressive growth has attracted significant attention and has resulted in higher regulatory scrutiny and media coverage, all of which has had a material adverse affect on EVCI and its stock price.

Interboro’s compounded annual growth rate of enrollments through 2005 of approximately 42% since it was acquired by EVCI in January 2000, substantially exceeds industry averages. This fact and the fact that approximately 94% of Interboro’s student population is comprised of ATB students greatly increased Interboro’s visibility, not only in its target market, but also to regulators and the media.

Higher visibility translates into greater scrutiny, especially in view of the recent overabundance of adverse publicity concerning public companies owning for profit-career colleges. Greater scrutiny increases the likelihood that regulators will seek to limit a college’s growth. It also increases the likelihood that the media may seek to discredit a college’s business model and conduct of its business, as has been the case with the Draft Report and ensuing events.

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

If Interboro is unable to improve its persistence and graduation rates to levels SED deems acceptable, the Board of Regents may deny or adversely condition Interboro’s reaccredidation.

If Interboro does not succeed in reaching a 25% graduation rate for students attending Interboro for three years, the New York Board of Regents could deny or onerously condition Interboro’s reaccredidation in September 2008. In addition, SED could continue to limit significantly Interboro’s growth throughout the period prior to reaccredidation because it believes Interboro is not effectively implementing improvements or that the improvements, even if implemented, cannot accomplish what SED deems necessary. One or more of these risks could occur even though we believe there are no specific requirements in the governing law or regulations that Interboro achieve a 25% graduation rate.

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

Interboro will not be able to continue to operate if the Board of Regents does not renew Interboro’s accreditation when it expires and if Interboro is unable to obtain accreditation from another accrediting agency before then that is acceptable to the U.S. and New York State Departments of Education.  Interboro will also not be able to operate if the Board of Regents decides to revoke Interboro’s accreditation before reaccreditation in 2008 and force execution of teach out plans. In an attempt to ameliorate this risk, while enhancing Interboro’s national reputation, Interboro is applying for national accreditation by the Accrediting Council of Independent Colleges and Schools. However, the approval of its application is not assured.

If SED continues to deny Interboro’s Yonkers site extension center status for a protracted period of time, Interboro’s ability to continue operations in Yonkers could be materially and adversely affected.

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

The capital and operating costs of implementing agreements with SED could significantly exceed the estimates we have made to date.

SED could require Interboro to make further changes to Interboro’s operations beyond those Interboro has agreed to in its response to the Draft Report. Furthermore, we could be wrong in our current estimates because of unanticipated costs. In either event, the costs to Interboro of complying with the final SED report could significantly exceed the $400,000 of capital costs during the next 12 months and $1,000,000 of additional operating costs for 2006 that we have estimated thus far.

Our margins may continue to erode if the maximum federal and state grants and loans do not increase over time.

As we have grown, we have, until recently, been able to improve our margins through economies of scale and other operating efficiencies. As a result of Interboro new student enrollment caps through the spring 2007 semester, increases in costs at Interboro and TCI’s higher cost structure, EVCI’s margins are expected to be significantly lower (and negative in 2006) for the foreseeable future.

Approximately 93% of Interboro’s net revenue, and 62% of TCI’s net revenue, consisted of TAP and Pell grants in 2005. The maximum Pell award per semester has risen from $1,150 for the academic year 1994/ 1995 to its current level of $2,025. Since academic year 2000/ 2001, the maximum semester Pell award has been:

2000/2001	$1,650
2001/2002	1,875
2002/2003	2,000
2003/2004	2,025
2004/2005	2,025
2005/2006	2,025

The maximum TAP award per semester has been $2,500 since April 2000 and was $2,062 from 1994 through April 2000.

Interboro’s tuition is set at a level that permits approximately 85% of its students to pay their full tuition, fees and book costs out of their Pell and TAP grants. A TCI first-time student can pay approximately 85% of the student’s tuition, fees and books with full TAP and Pell awards.

If the maximum available Pell and TAP grants do not continue to exceed Interboro’s tuition and fees, Interboro’s margins would erode further unless the gap is covered by participating in Title IV loan programs. Since we acquired Interboro, the college has avoided participating in any Title IV loan programs because it did not want to risk losing eligibility to participate in the Pell grant program as a result of its students exceeding permissible Title IV loan repayment default rates.

If TCI’s cost structure requires additional increases in its tuition without a concurrent and similar dollar amount increases in Pell and TAP grant amounts, its margins will erode unless its students obtain larger Title IV loans. As a result, TCI’s Title IV loan default rate may increase, or its competitive position to attract students be diminished.

The seasonality of our enrollments produces significant variations in our results from quarter to quarter.

Our revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters have not been profitable prior to our 2003 third quarter in which we had net income of $79,000. In 2004, we lost $585,000 in our second quarter and $1,180,000 in our third quarter. In 2005, we had a profit of $320,000 in our second quarter and a loss of $1,493,000 in our third quarter. Furthermore, while for a full fiscal year, changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Our schools’ semesters are 15 weeks long and revenue per semester is, therefore, reported over two quarters.

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

If our common stock is delisted from Nasdaq, trading would thereafter be conducted in the over-the-counter market on the “electronic bulletin board” or in the “pink sheets.”  As a consequence:

•

the liquidity of our common stock would be impaired, not only in the number of shares that could be bought and sold and lower prices for them, but also through delays in the timing of transactions and reduction in security analysts’ and the news media’s coverage of us.

•

these trading factors would also make our common stock materially less attractive to potential sources of financing that we may require in connection with a refinancing or repayment of our bank debt.

Actual or threatened legal proceedings against us or any of our colleges by regulatory agencies or private parties could have a material adverse effect on our business.

Pending lawsuits resulting from the Draft Report and ensuing events are described in this report under the caption “Legal Proceedings.”

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

The loss of the services of key management personnel could have a material adverse effect on our operations and growth.

The efforts of Dr. Arol I. Buntzman, chairman of EVCI and chairman and chancellor of Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI, chief executive officer and vice chairman of Interboro and co-chairman of TCI, and chief executive officer and president of PSB, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance for EVCI’s benefit on the life of Dr. Buntzman in the amount of $2.0 million and on the life of Dr. McGrath in the amount of $750,000. We plan to obtain additional insurance on the life of Dr. McGrath. We have an employment agreement with Dr. Buntzman expiring December 31, 2007 and an employment agreement with Dr. McGrath expiring December 31, 2008.

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

If we do make acquisitions, potential hurdles to the success of any acquisition include:

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

•

difficulties in maintaining accreditation and program registration

The acquisition of PSB had an adverse effect on our 2005 operating results because of delays and expenses incurred in relocating PSB and obtaining new enrollments at its new location.

The impact of unionization of Interboro’s faculty is not known.

Negotiations are underway with Local 153 of the Office and Professional Employees International Union of a contract covering Interboro’s full-time and part-time faculty. The contract with Local 153 covering Interboro’s full-time administrative employees expires August 31, 2006. Accordingly, the incremental labor cost to Interboro resulting from unionizing Interboro’s faculty and renegotiating the union contract with Interboro’s full-time administrative staff is uncertain. If Interboro is unable to conclude contracts that it believes allow it to cost-effectively and efficiently operate Interboro, then Local 153 may call a strike or a work slow down. A strike or slow down could materially impact Interboro’s ability to recruit and service its students while it continues and, potentially, for a period after a strike or slow down ends. A protracted strike or slow down would have a material adverse effect on Interboro.

If the operation of a college’s computer system is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired.

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

All of Interboro’s and TCI’s sites are located in or near New York City. If New York City is again a target or threatened target of terrorists, Interboro’s and TCI’s operations, enrollments and retention rates could be adversely impacted.

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

A change of control of EVCI could adversely affect our college’s receipt of Pell and TAP funds.

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

Since our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94. Our share price rose to a high of $11.05 the day of our press release reporting our 2004 preliminary results and subsequently declined to $7.70 within a week after our press release reporting our spring 2005 record enrollment growth. Following our announcement, on October 19, 2005, of our receipt of the Draft Report and an ongoing internal investigation, our stock price had declined from $5.53 to $2.45 by October 20, 2005.

Our share price also could be affected by a number of other factors, including:

•

exceeding or not meeting expectations for our semester enrollment numbers and our  quarterly or yearly operating results

•

regulatory developments that affect our cash flow or ability to open or expand sites

•

an ongoing Pell program review or a TAP audit

•

allegations, even if untrue, that a college failed to comply with regulations relating to TAP or Title IV, its accreditation by the Board of Regents or corporate compliance with Sarbanes-Oxley or other securities laws

•

trading by investors that are more interested in quarterly versus long-term results

•

changes in securities analysts’ expectations as to our future performance

•

adverse media coverage of our colleges or other for profit-schools owned by public companies

•

increased competition in our target market

•

the operating and stock price performance of other comparable companies, including as a result of fraud allegations or Congressional investigations relating to their operations

•

general stock market or economic conditions, including as a result of uncertainty about, or the occurrence of, war or terrorism

•

sales of our stock by our management or others pursuant to a prospectus or otherwise

•

acquisitions of other colleges

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

Interboro has ten sites, including six annexes. TCI has a main campus and an annex. PSB has a main campus. All our facilities are leased. The following table sets forth the location, approximate square footage, lease expiration date and use of each principal site and each annex exceeding 2000 square feet used by Interboro, TCI, PSB and EVCI:

Location	Square Footage	Expiration Date(1)	Use

Interboro
Midtown
New York, NY	39,000	1/31/2014	Main campus

8th Avenue, NY	13,500	8/31/15 3rd & 4th floor and 9/30/11 2nd floor	Annex

Flushing, NY	11,700	12/31/2010	Extension center

Flushing, NY	10,100	6/30/2025	Annex

Washington Heights, NY	7,400	7/31/2012	Extension center

Washington Heights, NY	3,700	7/31/2014	Annex

Yonkers, NY	8,000	4/15/2013	Site

Yonkers, NY	6,000	8/31/2014	Annex

TCI
31st Street, NY	109,000	6/30/2013	Main campus

8th Avenue, NY	19,000	5/31/2008	Annex

PSB
Allentown, PA	15,000	5/31/2010	Main campus

EVCI
Yonkers, NY	2,400	10/31/2013	Corporate and administrative offices

——————

(1)

Includes renewals at Interboro’s option.

Item 3. Legal Proceedings.

Securities Class Actions.

On December 6, 2005, Glauser v. EVCI Career Colleges Holding Corp., et al., was filed in the United States District Court for the Southern District of New York against EVCI and certain of its current directors and officers. On behalf of himself and purportedly on behalf of a class of EVCI’s investors who purchased EVCI’s publicly traded securities between November 14, 2003 and October 19, 2005, plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with various public statements made by EVCI and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of plaintiff and the other purported class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, five follow-on actions have been filed in the same court alleging substantially similar claims, except that some of these follow-on actions allege a class period from August 14, 2003 to December 5, 2005. On February 6, 2006, motions were filed for the consolidation of the six securities class actions filed against EVCI and for appointment of a lead plaintiff. Those motions are still pending. EVCI and the other defendants believe these lawsuits have no merit and intend to defend themselves vigorously.

Stockholder Derivative Action.

On March 2, 2006, Ferre v. McGrath, et al., Case No. 06CV1684, a stockholder derivative lawsuit, was filed in the United States District Court for the Southern District of New York, against certain officers and the directors of EVCI. The derivative lawsuit also named EVCI as a nominal defendant, against which no recovery is sought. The derivative complaint generally alleges that the defendants breached their fiduciary duties owed to EVCI by reason of their positions as officers and directors of EVCI. The complaint alleges that the defendants failed to oversee Interboro Institute (“Interboro”) and the admissions practices at Interboro, sold EVCI stock while in possession of adverse non-public information, and authorized or permitted false statements to be disseminated to the public. The defendants believe this lawsuit has no merit and intend to defend themselves vigorously.

Delaware Books and Records Action.

On March 8, 2006, Shamji v. EVCI Career Colleges Holding Corp., C.A. No. 1986-N, was filed in Delaware Chancery Court. Plaintiff seeks access to EVCI’s books and records under Delaware law. EVCI believes this lawsuit has no merit and intends to defend itself vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The NASDAQ Capital Market and the Boston Stock Exchange under the symbol “EVCI”. The following table sets forth the high and low sales prices, of our common stock, as reported by NASDAQ, for each quarter of 2005 and 2004.

	High	Low

2004
First Quarter	12.82	5.20
Second Quarter	14.77	8.50
Third Quarter	11.00	5.75
Fourth Quarter	10.74	5.55

2005
First Quarter	11.05	6.34
Second Quarter	7.76	4.75
Third Quarter	7.00	6.14
Fourth Quarter	6.64	1.50

As of March 10, 2005, the number of EVCI’s stockholders of record was 29 and the number of beneficial owners of its common stock was approximately 2,300.

We have never declared or paid any cash dividends on our common stock. Our bank credit agreement prohibits the payment of dividends on our capital stock.

Item 6. Selected Financial Data.

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of operations data
Total revenue	$50,741,564	$33,069,973	$20,237,728	$15,433,940	$10,034,406
Operating expenses	49,705,327	29,425,882	18,603,202	14,946,671	13,044,273
Income (loss) from operations	1,036,237	3,644,091	1,634,526	487,269	(3,009,867)
Other income (expense)	(371,270)	(152,479)	(114,626)	(94,810)	115,330
Loss from discontinued operations	—	—	—	(2,202,641)	(5,836,682)
Net income (loss)	360,967	6,253,612	3,379,900	(2,005,182)	(8,837,219)
Accreted value of warrants and transaction costs – Series B	—	—	(179,382)	(239,176)	(239,176)
Dividends on preferred stock – Series B	—	—	(630,333)	(910,000)	(910,000)
Dividends on preferred stock – Series C	—	—	—	(6,253)	—
Accreted value of warrants – Series C	—	—	—	(3,081)	(16,664)
Net income (loss) available to common stockholders	$360,967	$6,253,612	$2,570,185	$(3,163,092)	$(10,003,059)
Net income per common share
Basic
Continuing Operations	$0.03	$0.53	$0.35	$(0.20)	$(0.93)
Discontinued Operations	—	—	—	(0.45)	(1.30)
	$0.03	$0.53	$0.35	$0.65	$(2.23)
Diluted
Continuing Operations	$0.03	$0.50	$0.31	(0.20)	$(0.93)
Discontinued Operations	—	—	—	(0.45)	(1.30)
	$0.03	$0.50	$0.31	$(0.65)	$(2.23)
Dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2005	2004	2003	2002	2001

Balance sheet data
Total current assets	$16,554,987	$16,657,437	$5,430,892	$4,412,159	$4,146,459
Total assets	49,986,477	31,337,972	13,309,328	8,934,308	13,053,346
Long-term debt, net of current portion	10,841,743	871,855	2,823,389	1,875,761	1,664,413
Total stockholders’ equity	$25,363,077	$$23,894,225	$7,014,764	$2,521,963	$3,641,457

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto included in this report for the year ended December 31, 2005. All numbers that have been rounded are approximate.

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies see note 1 to our consolidated financial statements, “Principal Business Activity and Summary of Accounting Policies.”

Revenue Recognition

We recognize revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. The first and last days of Interboro’s and TCI’s three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in its revenue for the first, second or third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. Our net revenue and related receivables are reduced for student refunds of tuitions.

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

Goodwill and other intangible assets

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. We account for its goodwill and other intangible assets in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to test goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset exceeds its implied fair value.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). EVCI adopted SFAS No. 123R beginning with the first quarter of 2006.

Income taxes

We employ the liability method of accounting for income taxes pursuant to SFAS No. 109. Under this method, recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). We provide a valuation allowance that reduces deferred tax assets to their net realizable value.

Overview

This overview is a brief summary of certain aspects of our business.

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. During 2005, TAP grants represented approximately 42%, and Pell grants represented approximately 46% of our revenue. Other Title IV grant programs are available to cover a portion of our students’ tuition and other college costs.  To cover most of the gap between the amount of available Pell and TAP grants and the cost of attending TCI, its students can obtain Title IV loans. Approximately 25% of TCI’s revenue for its fall 2005 semester was from the proceeds of Title IV loans.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The Interboro SED Draft Report and ensuing events had a material adverse affect on our business in 2005.

We discuss our projected net loss and negative cash flow for 2006 below in our discussion of our 2005 net income and in the risk factor captioned “We do not expect that Interboro or EVCI will be profitable in 2006” that is included in Item 1A. of this report.

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

	2005	2004	2003

Spring	3,700	2,800	1,850
Summer	2,650	1,975	1,100
Fall	7,600	3,900	2,300
	13,950	8,675	5,250

The SED enrollment caps at Interboro are tied to an SED expectation that at least 65% of students who are first enrolled for either of its spring 2006 or summer 2006 semesters will persist to their second semester of attendance.

The caps limit initial new student enrollment and new student enrollment after approximately the third week of the semester, as follows:

	Initial Enrollment	After Approximately 3 Weeks*

Spring 2006	900	850
Summer 2006	900	850
Fall 2006	1,080	1,000
Spring 2007	1,080	1,000

——————

*

Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

Capacity

Growth in registration at our colleges is limited by the capacity of the facilities in which our colleges operate. Total capacity can be reached if there is full registration for all courses for morning, afternoon and evening courses at all of our instructional locations. To date we have not achieved total capacity and we believe that we are not likely to do so in the foreseeable future. A number of items act to constrain our capacity. These include under utilization of our facilities in the afternoon and on Fridays and weekends and SED caps on new student enrollments at Interboro.

Seasonality

Our revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters have not been profitable prior to our 2003 third quarter in which we had net income of $79,000. In 2004, we lost $585,000 in our second quarter and $1,180,000 in our third quarter. In 2005, we had a profit of $320,000  in our second quarter and a loss of $1,493,000  in our third quarter. Furthermore, while for a full fiscal year changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Our schools’ courses are 15 weeks long and revenue per semester is, therefore, reported over two quarters.

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

Up to 90% of a semester’s total federal aid is generally received by our colleges prior to the completion of the semester and the balance is usually paid to our colleges within 30 days after the semester ends. The collection of Title IV funds for continuing students can begin at the beginning of the semester. For new students, Interboro starts collecting Title IV funds after they have completed 60% of the semester.

Students who drop out or stop attending before 60% of the semester is complete cannot get full federal aid. Their federal aid entitlement is prorated based on the time they actually attended. We refund to the DOE that part of federal aid that we have received but are not entitled to as a result of students’ early withdrawal.

In order to be eligible for TAP, among other requirements, a student must be taking at least 12 semester hours during the semester. As the semester progresses and we determine our students’ eligibility for TAP, we certify or decertify students. This process applies to new students as well as continuing students. The majority of TAP funds received in payment of tuition for a semester is generally received by us prior to the start of the next semester. The balance is usually substantially collected over the next two to three months. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP.

Cost of revenue

Cost of revenue mostly consists of salaries of academic, administrative and staff personnel such as deans, instructors, admissions personnel and library staff. It also includes student transportation allowance, testing and vaccination costs, graduation costs and optical eye glass expenses.

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

Year ended December 31, 2005 Compared to Year ended December 31, 2004

The following table summarizes our operating results as a percentage of our total revenue for 2005 as compared to 2004:

	Year Ended December 31,
	2005	2004

Total revenue	100.0%	100.0%
Cost of revenue	31.4	25.5
Selling, general and administrative expenses	66.6	60.5
Loss on settlement of tuition disallowance	—	3.0
Total operating expenses	98.0	89.0
Other income(expense)	(0.7)	(0.5)
Income before provision for (benefit from) income taxes	1.3	(10.6)
Net income	0.7%	18.9%

Total revenue for 2005 increased 53.4% or $17,671,000 to $50,741,000 from $33,070,000 in 2004. Each of our colleges contributed to the increase in revenue. Revenue at Interboro increased by $5,603,000. Revenue from our colleges acquired during 2005 amounted to $11,881,000 at TCI and $187,000 at PSB. In 2006, revenue at Interboro will be adversely impacted by the enrollment caps imposed by SED as discussed above. We expect that this decline in revenue at Interboro will be more than offset by increases in revenue from TCI and PSB.

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

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE official cohort default rate is approximately 1.3% for 2003. TCI’s DOE draft rate is 2.6% for 2004, but could increase as a result of the increase in numbers of ATB students admitted by TCI since spring 2005.Interboro and PSB do not currently participate in Title IV loan programs.

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

Personnel included in cost of revenue at December 31, 2005, consisted of the following:

	December 31, 2005
	Interboro	TCI	PSB	Total

Adjunct instructors	127	92	3	222
Full-time instructors	78	78	1	160
Tutors and Testers	44	6	—	50
Admissions staff	44	43	6	91
Deans and staff	10	25	1	20
Academic advisors	19	6	—	35
Librarians	11	5	—	16
Total	333	255	11	599

Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase student retention and graduation rates at Interboro.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for 2005 and 2004:

	Year Ended December 31,
	2005	2004

Salaries and benefits	25.4%	29.2%
Marketing	10.1	9.0
Depreciation	4.1	3.1
Professional and consulting fees	4.5	2.2
Non cash compensation	0.8	1.2
Other expenses	21.6	15.8
Total	66.5%	60.5%

Salaries and benefits increased by $3,394,000 to $12,908,000 during 2005 from $9,614,000 for the comparable period a year ago. Security personnel salaries at Interboro decreased by $115,000 (from $225,000 in 2004) in connection with the outsourcing of these services in 2005. Salaries and benefits include $1,829,000 at TCI and $428,000 at PSB. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees. While we expect that these costs will increase in 2006, due to having the full year of operations at TCI and PSB, we anticipate some reduction in staff positions at Interboro resulting from the SED caps on its enrollments. As a percentage of our 2006 revenue, we expect these costs to increase in 2006, but not as significantly as our faculty costs.

Marketing costs increased by 70.9% or $2,118,000 to $5,105,000 in 2005 as compared to $2,987,000 for 2004. Included in marketing costs in 2005 are TCI costs of $950,000 and PSB costs of $327,000. Marketing costs at Interboro increased by $841,000, consistent with increases in enrollment. Marketing consists primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees increased by 218.5% or $1,580,000 to $2,303,000 in 2005 as compared to $723,000 for 2004. This increase is primarily due to approximately $500,000 in consulting fees in connection with complying with the internal control reporting requirements of the Sarbanes Oxley Act of 2002 as well as approximately $400,000 in legal and other consulting costs incurred in connection with the internal investigation at Interboro that was conducted by our Audit Committee. We anticipate that we will have additional expense exceeding $500,000 in the first quarter of 2006 relating to our compliance with the Sarbanes Oxley Act of 2002.

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

Other expenses included in selling, general and administrative expenses, increased by $5,701,000 or 108.7% to $10,945,000 from $5,244,000 in 2004. Approximately 86% of other expenses consisted of the following:

	2005	2004

Rent and utilities	$4,422,000	$2,398,000
Security	1,049,000	129,000
Insurance	576,000	426,000
Supplies	422,000	381,000
Telephone	771,000	594,000
Equipment rental	370,000	216,000
Travel and entertainment	203,000	237,000
Bad debts*	1,257,000	—
Taxes	356,000	124,000
Total**	$9,426,000	$4,505,000

——————

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

A routine program review is currently being conducted by the DOE of Interboro students’ eligibility for Title IV grants of approximately $30 million during Interboro’s academic years 2002/2003, 2003/2004, and 2004/2005. We cannot estimate the amount of refunds that Interboro will make to the DOE because of the protracted period of time since the review started.

Other income (expense) increased primarily due to interest and financing costs incurred in connection new bank debt recorded as a result of the TCI acquisition. As the result of the amendment of our bank loan agreement, the interest rate on our bank debt has increased to the bank’s prime rate plus 3%.

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

We are estimating a net loss of approximately $3,300,000 for 2006. Approximately $700,000 of this estimated net loss relates to the amendment of our bank credit agreement, including approximately $450,000 of accelerated amortization of deferred financing costs. This estimated loss also includes $1.0 million of the approximate charges to operations in 2006 for prior grants of stock options and restricted stock to our employees and directors, mostly as the result of our adoption of SFAS No. 123R beginning with the first quarter of 2006. This estimate assumes Interboro will be able to enroll the maximum number of new students permitted by the SED caps for 2006 and that Interboro will incur additional capital costs of $400,000 and operating costs of $1,000,000 relating to its compliance with other SED directives. The risks relating to this estimation of net loss are discussed above under Item 1A. Risk Factors.

Year Ended December 31, 2004 Compared to Year Ended 2003

The following table summarizes our operating results as a percentage of revenue for 2004 and 2003.

	Year Ended December 31,
	2004	2003

Revenue:
Net revenue	98.9	98.4
Other income	1.1	1.6
Total revenue	100.0	100.0
Operating expenses:
Cost of revenue	25.5	27.6
Selling, general and administrative expenses	60.5	64.3
Loss on settlement of tuition disallowance	3.0	—
Total operating expenses	89.0	91.9
Income from operations	11.0	8.1
Other expense, net	0.5	0.6
Benefit for income taxes	8.4	9.2
Net income	18.9	16.7
Net income available to common stockholders	18.9	12.7

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

For the spring semester of 2004 Interboro’s full-time enrollment was at 97% of its capacity of 3,100 students. With the availability of four new annexes for the fall 2004, Interboro was operating at 78% of its capacity of 5,000 students. In addition to increasing capacity for the fall 2004 semester, Interboro increased its tuition by $200 per semester. This increase resulted in approximately $780,000 of additional revenue for the fall 2004 semester.

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

The number of personnel by job descriptions, that are included in cost of revenue are:

	2004*	2003*

Adjunct instructors	150	76
Full time instructors	42	32
Tutors, testers and advisors	132	30
Admissions staff	40	28
Dean and staff	9	6
Librarians	373	172

——————

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

	2004	2003

Wages	$6,873,000	$4,124,000
Bonuses	550,000	250,000
Employee benefits	836,000	499,000
Payroll taxes	1,355,000	887,000
Total	$9,614,000	$5,760,000

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

As a result of Interboro’s growth, other expenses, included in selling, general and administrative expense, increased by $1,672,000 to $5,244,000 for 2004 from $3,572,000 for 2003. Approximately 88% of other expenses consisted of the following:

	2004	2003

Rent and utilities*	$2,398,000	$1,620,000
Insurance	426,000	405,000
Telephone and internet	594,000	359,000
Supplies	401,000	237,000
Equipment rental	217,000	208,000
Travel and entertainment	237,000	163,000
Outside security services	129,000	—
Investor relations	110,000	106,000
Sales and real estate taxes	110,000	64,000
Total	$4,622,000	$3,162,000

——————

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

Financial Condition, Liquidity and Capital Resources

We generated approximately $4,499,000 from our operating activities during 2005. In addition, we expended approximately $2,700,000 on purchases of property and equipment and expended $15,562,000 to acquire TCI and PSB. Also, we were required to make $1,089,000 in deposits primarily in connection with capital improvements required under the terms of our lease at Interboro’s main campus in Manhattan. At December 31, 2005, we had cash and cash equivalents of approximately $9,273,000 and working capital of $3,641,000. We believe that our present working capital, available credit facilities and cash balances will be sufficient to meet our cash needs through the end of 2006.

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

Our commitments for capital expenditures include approximately $900,000 to make improvements as required under the lease at Interboro’s main campus described above. In addition, we expect to spend approximately $400,000 during 2006 in connection with improvements agreed to with SED and we expect to spend approximately $600,000 in capital improvements at TCI as agreed to with Middle States.

The following table presents our expected cash requirements for contractual obligation outstanding as of December 31, 2005:

	Payments Due by Period (in thousands of dollars)
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years

Line of Credit	$2,000	$2,000	$—	$—	$—
Long-term debt	13,000	2,625	10,375	—	—
Capital leases	867	357	510	—	—
Operating leases	49,811	5,947	17,453	10,770	15,641
Total contractual cash obligations	$65,678	$10,929	$28,338	$10,770	$15,641

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

Item 8. Financial Statements and Supplemental Data.

The financial information required by this item is set forth beginning on page F-1, which follows Signatures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect material misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A “material weakness” is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

We have excluded TCI and PSB from our assessment of internal controls over financial reporting as of December 31, 2005. PSB, acquired in January 2005, was excluded because it was not deemed to be a material acquisition with total revenue of less than $200,000 and a loss of approximately $1,000,000. Additionally, PSB did not enroll any students until the fall semester.

TCI was acquired on September 16, 2005. However, we concluded that there was not sufficient time to conduct an assessment of TCI’s internal controls over financial reporting. TCI and PSB are wholly-owned subsidiaries of EVCI that represent 42.7% and 2.4%, respectively of the consolidated total assets and 23.4% and 0.03%, respectively, of the consolidated revenue as of and for the year ended December 31, 2005.

As of December 31, 2005, management identified material weaknesses as follows:

Control Environment

We did not maintain an effective internal control over financial reporting related to our entity level control environment. Specifically, the charter for our audit committee states that we have an internal audit function when we do not have an internal audit function. We maintain an internal compliance function primarily to ensure compliance with government financial aid regulations. We found that management’s communication to employees of relevant internal controls, such as the availability and use of the ethics hotline, did not appear to be effective. Additionally, our internal control documentation and testing process was delayed for a number of reasons which resulted in inadequate time to complete the documentation and testing process prior to year end and still provide enough time to remediate identified significant deficiencies and material weaknesses.

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

Control Environment – We will amend the audit committee charter to reflect the lack of an internal audit function. Periodic internal control reviews will be performed by a qualified and experienced individual to evaluate the effectiveness of the internal control environment. In addition, management will again and regularly communicate to all employees the availability of the ethics hotline.

Revenue and Student Accounts Receivable – Due to inherent software limitations, we will design required compensating controls to mitigate risks of unauthorized access to our student accounting management system.

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

Cash Management – We will segregate individuals with incompatible responsibilities over the cash management process. Additionally, we are in the initial stages of changing the banks where our operating accounts are maintained and we expect to set up company wide authorization limits and approvals on transactions as a part of the new bank account structure. Transactions over certain set amounts will require independent authorization prior to execution by the bank.

Property Plant and Equipment – We are in the process of implementing an integrated fixed asset system to be utilized during the second quarter of 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Goldstein, Golub and Kessler LLP (“GGK”), an independent registered public accounting firm, as stated in their report, which appears following this report.

/s/ Dr. John J. McGrath
Dr. John J. McGrath Chief Executive Officer and President

/s/ Joseph Looney
Joseph Looney Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in Management’s “Report of Internal Control Over Financial Reporting” appearing under Item 9A, that EVCI Career Colleges Holding Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the Company’s entity level control environment, financial reporting-revenue and receivables, cash management and property, plant and equipment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal controls over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal controls over financial reporting were maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company: (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made in accordance with authorizations of management  and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessments:

Control Environment

As of December 31, 2005, the Company did not maintain effective controls over their entity level control environment. Management did not effectively implement and monitor internal controls unique to their industry. There are identified deficiencies in segregation of duties in several of the Company’s processes. The audit committee charter also states the Company has an internal audit function, when, in fact, an internal audit function does not exist. Management was not effective in communicating relevant internal controls to employees, such as the availability and use of the ethics hotline, a tool that can be useful in the early detection of unethical acts. Management identified these conditions but could not fully execute their Sarbanes Oxley Section 404 readiness program in a timely manner. As a result, management lacked the sufficient time to fully remediate identified significant deficiencies and material weaknesses.

Financial Reporting—Revenue and Receivables

As of December 31, 2005, the Company did not maintain effective controls over revenue and receivables. The Company lacks adequate controls over user access security for their student management accounting system that provides the basis for billing, revenue recognition and receivables reporting. Additionally, the Company’s control over the review of student financial grant files to ensure completeness and internal authorization are not designed effectively. The Company also does not have a documented process and related controls to identify student withdrawals that could result in overstating or understating revenue and receivables and impact the timeliness of refunds to both grant agencies and students.

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

The material weaknesses described above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 6, 2006, except for Note 9, as to which the date is March 31, 2006, the last paragraph of Note 10, as to which the date is March 8, 2006 and Note 16, as to which the date is April 10, 2006, on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Technical Career Institutes, Inc. (TCI) and Pennsylvania School of Business, Inc. (PSB) from its assessment of internal controls over financial reporting as of December 31, 2005. We have also excluded TCI and PSB from our audit of internal control over financial reporting. PSB acquired in January 2005 was excluded because it was not deemed to be a material acquisition with total revenues less than $200,000 and a loss of approximately $1,000,000. Additionally, PSB did not enroll any students until the fall semester.

TCI was acquired on September 16, 2005 however; management concluded that there was not sufficient time to conduct an assessment of TCI’s internal controls over financial reporting. TCI and PSB are wholly owned subsidiaries of the Company that represent 42.7% and 2.4%, respectively of the consolidated total assets and 23.4% and 0.03%, respectively, of the consolidated revenue as of and for the year ended December 31, 2005.

In our opinion, management’s assessment that EVCI Career Colleges Holding Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to their remediation plans for addressing identified deficiencies.

New York, New York	/s/ Goldstein Golub Kessler LLP

March 6, 2006

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 are incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (2). Financial statements and a schedule filed as a part of this report are listed on page F-1, which follows Signatures.

(a)(3) The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit

3.1[1]	Certificate of Incorporation of the Registrant.
3.2[1]	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).
3.3[1]	Certificate of Correction of the Certificate of Incorporation of the Registrant.
3.4[3]	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.
3.5[23]	Amended and Restated By-Laws of the Registrant.
3.6[5]	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.
3.7[16]	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.
3.8[5]	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.
3.9[5]	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.
3.10[20]	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.
4.2[2]	Form of Common Stock certificate.
4.3[4]	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.
4.4[6]	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.
4.5[7]	Form of Warrant issued to each seller of shares of ICTS, Inc.
4.6[14]	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.
4.7[17]	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.
10.1[28]	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.
10.2[28]	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.
10.3 (a)[9]	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.
10.3 (b)[23]	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.
10.4[10]	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.
10.5[11]	2001 Non-Qualified Stock Option Plan.
10.6[9]	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.
10.7[1]	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]
10.8[4]	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.
10.9[12]	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.
10.10[12]	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.
10.11[8]	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

Exhibit No.	Description of Exhibit

10.12[8]	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.
10.13[13]	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.
10.14[13]

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.
10.16[15]	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.
10.17 (a)[16]	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.17 (b)[23]	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.18[16]	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.19[16]	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.20[16]	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.
10.21[17]	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.
10.22[17]	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.
10.23[18]	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.
10.24[19]	2004 Amended and Restated Incentive Stock Plan
10.25[20]	Form of Stock Option Agreement (Nonqualified Stock Option)
10.26[20]	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.
10.27[21]	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.
10.28 (a)[22]

Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.
10.28 (c)[22]	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.
10.28 (d)[22]	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.
10.29[24]

Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30 (a)[25]	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.
10.30 (b)[25]	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.
10.30 (c)[25]	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.
10.31[28]	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.
10.32[28]	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

Exhibit No.	Description of Exhibit

10.33 (a)[26]	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.
10.33 (b)[28]	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.
10.34[26]	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.
10.35[26]	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.
10.36[27]	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.
10.37[27]	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.
10.38[28]	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.
10.39 (a)[28]	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.
10.39 (b)[28]	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.
10.40 (a)[28]	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.
10.40 (b)[28]	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.
10.40 (c)[28]	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.
10.41 (a)[28]	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.
10.41 (b)[28]

Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)[28]

Memorandum of Agreement, dated October, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)[28]

Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)[28]

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

10.41 (f)[28]

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

10.42[29]	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.
10.43[29]	Form of Restricted Stock Award Agreement for the restricted stock awards to Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.
10.44[29]	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.
10.45[29]	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.

Exhibit No.	Description of Exhibit

10.46**

Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. (Schedules will be provided supplementally to the Securities and Exchange Commission upon request.)

21**	Subsidiaries of the Registrant.
23***	Consent of Goldstein Golub Kessler LLP.
31.1***	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2***	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1[21]	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.
99.2[24]	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.
99.3[27]	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”
99.4[28]	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”
99.5[30]	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.
99.6[30]

Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7[30]	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.
99.8[31]	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”
99.9[31]	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.
99.10[31]	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.
99.11[31]

Letter dated November 23, 2005 from Stephen H. Adolphus, President of Interboro Institute, to Joseph P. Frey, Assistant Commissioner—Office of Quality Assurance, New York State Education Department outlining Interboro Institute’s revised admissions screening procedures.

99.12[31]

Letter dated November 21, 2005 from Steven M. Gombos of Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13[31]

Letter dated December 2, 2005 from Joseph P. Frey, Assistant Commissioner—Office of Quality Assurance, the State Education Department of New York including attachment titled “State Education Department Analysis of Interboro Institute’s Response to the Draft Report.”

99.14[32]	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”
99.15[32]	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.
99.16[32]	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.
99.17[32]	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.
99.18[32]	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.
99.19[33]	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

Exhibit No.	Description of Exhibit

99.20[33]	Letter dated February 2, 2006 from the New York State Education Department to EVCI.
99.21**	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.
99.22**	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.
99.23**	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.
99.24**	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.

——————

*

Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

**

Previously filed on March 31, 2006.

***

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

[26]

Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]

Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]

Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]

Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]

Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]

Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]

Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]

Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: April 19, 2006	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President

	By:	/s/ Joseph J. Looney
Joseph J. Looney, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	April 19, 2006
Dr. Arol I. Buntzman Chairman of the Board

/s/ Dr. John J. McGrath	April 19, 2006
Dr. John J. McGrath Chief Executive Officer and President and Director

/s/ Royce N. Flippin, Jr.	April 19, 2006
Royce N. Flippin, Jr. Director

April 2006
Philip M. Getter Director

/s/ Richard Goldenberg	April 19, 2006
Richard Goldenberg Director

/s/ Donald Grunewald	April 19, 2006
Donald Grunewald Director

/s/ Elie Housman	April 19, 2006
Elie Housman Director

EVCI CAREER COLLEGES HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EVCI Career Colleges Holding Corp.

We have audited the accompanying consolidated balance sheets of EVCI Career Colleges Holding Corp. (“EVCI”) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of EVCI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an adverse opinion thereon.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP New York, New York

March 6, 2006 except for Note 9, as to which the date is March 31, 2006, the last paragraph of Note 10, as to which the date is March 8, 2006 and Note 16, as to which the date is April 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Of
EVCI Career Colleges Holding Corp.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of EVCI Career Colleges Holding Corp. for each of the three years in the period ended December 31, 2005 included in this Form 10-K/A and have issued our report thereon dated March 6, 2006 except for Note 9 as to which the date is March 31, 2006 the last paragraph of Note 10 as to which the date is March 8, 2006 and Note 16, as to which the date is April 10, 2006. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP New York, New York

Dated: March 6, 2006

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$9,273,206	$10,504,308
Student accounts receivable, less allowance for doubtful accounts of $2,449,488 and $105,000, respectively	6,125,927	6,015,719
Other receivables	284,021	—
Prepaid income taxes	93,629	—
Prepaid expenses and other current assets	778,204	137,410
Total current assets	16,554,987	16,657,437
Property and Equipment - net	6,789,683	4,733,185
Intangible assets	12,832,881	—
Goodwill	5,072,375	3,914,624
Deferred income tax asset, net of valuation allowance of $2,037,500 and $1,827,500, respectively	5,557,500	5,557,500
Other assets	3,179,051	475,226
Total Assets	$49,986,477	$31,337,972

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving credit line	$2,000,000	—
Accounts payable and accrued expenses	4,629,163	$3,046,707
Income taxes payable	—	329,729
Deferred tuition revenue	3,347,608	1,834,510
Current portion of capital lease obligation	311,821	275,329
Current portion of notes payable	2,625,000	318,907
Total current liabilities	12,913,592	5,805,182
Capital lease obligation, net of current portion	466,743	585,337
Notes payable, net of current portion	10,375,000	286,518
Deferred rent	868,065	766,710
Total liabilities	24,623,400	7,443,747
Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	—	—
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and outstanding 12,432,867 and 12,329,603 shares, respectively	1,264	1,254
Additional paid-in capital	51,030,320	49,922,445
Accumulated deficit	(25,668,507)	(26,029,474)
Stockholders' equity	25,363,077	23,894,225
Total Liabilities and Stockholders' Equity	$49,986,477	$31,337,972

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003

Net revenue	$50,401,280	$32,718,087	$19,912,423
Other income	340,284	351,886	325,305
Total revenue	50,741,564	33,069,973	20,237,728
Operating expenses:
Cost of revenue	15,950,138	8,419,788	4,928,275
Selling, general and administrative	33,755,189	20,027,894	13,674,927
Loss on settlement of tuition disallowance	—	978,200	—
Total operating expenses	49,705,327	29,425,882	18,603,202
Income from operations	1,036,237	3,644,091	1,634,526
Other income (expense):
Interest and financing costs	(515,730)	(225,992)	(138,038)
Interest income	144,460	73,513	23,412
Income before provision/(benefit) for income taxes	664,967	3,491,612	1,519,900
Provision/(benefit) for income taxes	304,000	(2,762,000)	(1,860,000)
Net income	360,967	6,253,612	3,379,900
Accreted value of warrants and transaction costs – Series B	—	—	(179,382)
Dividends on preferred stock – Series B	—	—	(630,333)
Net income available to common stockholders	$360,967	$6,253,612	$2,570,185
Income per common share:
Basic	$0.03	$0.53	$0.35
Diluted	$0.03	$0.50	$0.31
Weighted average of common shares outstanding:
Basic	12,417,422	11,883,695	7,360,649
Diluted	12,903,941	12,518,450	8,265,176

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock Series B		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2002	5,308,826	$532	130,000	$12,820,618	$23,432,295	$(33,731,482)	$2,521,963
Accreted value of warrants and transaction costs - Series B				179,382		(179,382)
Exercise of warrants and options	709,012	73			874,698		874,771
Conversion of preferred stock Series B into common stock	3,550,244	355	(130,000)	(13,000,000)	12,999,645
Issuance of common stock	943,396	94			1,999,906		2,000,000
Series B settlement received net of expenses incurred in connection with the Series B conversion					(9,748)		(9,748)
Cashless exercise of warrants	350,974	36			(36)
Dividends declared and paid on preferred stock Series B						(1,752,122)	(1,752,122)
Net income						3,379,900	3,379,900

Balance at December 31, 2003	10,862,452	1,090			39,296,760	(32,283,086)	7,014,764
Issuance of common stock	1,038,962	104			9,349,481		9,349,585
Exercise of options and warrants	353,859	53			869,843		869,896
Cashless exercise of warrants	74,330	7			(7)
Non cash compensation charges					406,368		406,368
Net income						6,253,612	6,253,612

Balance at December 31, 2004	12,329,603	1,254			49,922,445	(26,029,474)	23,894,225
Exercise of options and warrants	103,264	10			703,907		703,917
Non cash compensation charges					403,968		403,968
Net income						360,967	360,967
Balance at December 31, 2005	12,432,867	$1,264			$51,030,320	$(25,668,507)	$25,363,077

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$360,967	$6,253,612	$3,379,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,090,546	1,011,866	877,349
Bad debts expense	1,256,802	55,000	—
Non cash compensation expense	403,968	406,368	—
Deferred income taxes	—	(3,557,500)	(2,000,000)
Changes in operating assets and liabilities; net of effects of acquisition:	—	—	—
(Increase)/decrease in students accounts receivable	12,950,102	(3,355,301)	(1,071,054)
(Increase)/decrease in prepaid expenses and other current assets	79,106	(34,043)	(21,363)
(Increase)/decrease in other assets	13,120	(171,128)	25,333
Increase/(decrease) in accounts payable and accrued expenses	(1,960,181)	2,270,980	(346,627)
Increase in income taxes payable/(prepaid income taxes)	(423,358)	257,279	—
Increase/(decrease) in deferred tuition revenue	(10,373,042)	826,889	(867,886)
Increase in deferred rent	101,355	766,710	—
Decrease in assets and liabilities and discontinued operations	—	(64,956)	—
Net cash provided by (used in) operating activities	4,499,385	4,730,732	(89,304)
Cash flows from investing activities:
Purchases of property and equipment	(2,701,157)	(2,492,059)	(649,410)
Deposits required	(1,088,506)	—	—
Investment in restricted certificates of deposit	—	—	(3,177)
Release in restricted certificates of deposit	—	259,210	—
Repayment of notes receivable	—	90,000	10,000
Payments on accrued purchase price payable	—	(2,909,666)	(345,000)
Cash paid on acquisitions, net of cash received of $1,176,709	(15,561,042)	—
Net cash used in investing activities	(19,350,705)	(5,052,515)	(987,587)
Cash flows from financing activities:
Principal payments on capital lease obligation	(673,213)	(1,075,719)	(121,591)
Principal payment on notes payable	(605,425)	(839,778)	—
Repayment of promissory notes payable	—	—	(28,261)
Net proceeds from note payable bank	—	—	923,464
Repayment of note payable-Series B holders	—	—	(910,000)
Proceeds from issuance of debt	15,000,000	—	—
Payment of deferred financing costs	(805,061)	—	—
Proceeds from issuance of common stock	—	9,349,585	2,000,000
Proceeds from exercise of options and warrants	703,917	869,896	874,771
Dividends paid on Series B preferred stock	—	—	(1,752,122)
Expenses incurred upon conversion of Series B preferred stock	—	—	(9,748)
Net cash provided by financing activities	13,620,218	8,303,984	976,513
Net increase (decrease) in cash and cash equivalents	(1,231,102)	7,982,201	(100,378)
Cash and cash equivalents at beginning of year	10,504,308	2,522,107	2,622,485
Cash and cash equivalents at end of year	$9,273,206	$10,504,308	$2,522,107
Supplemental disclosures of cash flow information:	—	—	—
Cash paid during the period for:
Interest	$148,967	$225,992	$143,239
Income taxes	$759,332	$604,546	$146,445
Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred in the acquisition of equipment	$591,111	$1,538,387	$299,843
Increase in goodwill	$—	$314,102	$1,343,233
Increase in accrued purchase price payable	$—	$314,102	$1,343,233

The Company purchased all of the outstanding stock of Pennsylvania School of Business, Inc. and Technical Career Institutes, Inc. for an aggregate purchase price of $16,737,000 In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$32,166,000	$—	$—
Cash paid for acquisitions	$16,740,000	$—	$—
Liabilities assumed	$15,426,000	$—	$—

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal Business Activity and Summary of Significant Accounting Policies

EVCI Career Colleges Holding Corp. (“EVCI”) provides on-campus education through the operations of Interboro Institute, Inc. (“Interboro”), Technical Career Institutes, Inc. (“TCI”), and Pennsylvania School of Business, Inc. (“PSB”).

In August 2004, EVCI changed its name to EVCI Career Colleges Holding Corp.

The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiaries (collectively referred to as the “Company” or “We”). The operation of Technical Career Institutes, Inc. (“TCI”) and Pennsylvania School of Business (“PSB”) are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

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

Almost all of our colleges’ students fund their tuition through Pell grants, pursuant to the Title IV of the Higher Education Act, other federal programs and New York State Tuition Assistance Program (TAP) grants. In addition, we participate in the Title IV Federal College Work Study program, which allows a limited number of students to receive additional aid by working in college. Our colleges also receive funds from the Title IV Supplemental Education Opportunity Grant program, which provides some students additional grants to meet college costs. We allow students to pay over time the portion, if any, of tuition, that is not covered by grants. Students who cannot afford to pay over time are sometimes given tuition grants. Interboro has chosen not to participate in any Title IV loan programs. TCI does participate in Title IV loan programs. Changes in Title IV or TAP programs may have a direct impact on our colleges.

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

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with statements on Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets which requires the Company  to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset exceeds its implied fair value.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31,
	2005	2004	2003

Reported net income available to common stockholders	$360,967	$6,253,612	$3,379,900
Add: Stock-based employee compensation expense included in recorded net income, net of related tax effects	403,968	406,368	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,138,205)	(1,723,883)	(106,422)
Pro forma net income (loss) available to common stockholders	$(373,270)	$4,936,097	$3,273,478
Reported net income per common share:
Basic	$0.03	$0.53	$0.35
Diluted	$0.03	$0.50	$0.32
Pro forma net income (loss) per common share:
Basic	$(0.03)	$0.42	$0.33
Diluted	$(0.03)	$0.39	$0.30

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

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At September 16, 2005

Current assets	$16,468,000
Property and equipment	546,000
Intangible assets	12,440,000
Goodwill	1,157,000
Other assets	882,000
Total assets acquired	31,493,000
Current liabilities	15,363,000
Other liabilities	63,000
Total liabilities assumed	15,426,000
Net assets acquired	$16,067,000

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

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31,
	2005	2004

Revenue	$74,218,000	$67,080,000
Net income (loss)	(128,000)	6,366,000
Diluted net income (loss) per share	$(0.01)	$0.51

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the periods, or of results which may occur in the future.

3. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2005	2004

Furniture and fixtures	$1,232,249	$837,618	3 to 5 years
Telephone systems, office computers and software	4,114,168	2,560,861	3 to 5 years
Library	597,372	350,658	5 years
Leasehold improvements	4,234,468	2,690,675	Term of lease
Equipment acquired under capital lease	1,154,230	1,052,419	5 years
	11,332,487	7,492,231
Less accumulated depreciation and amortization:
Equipment acquired under capital lease	327,032	256,472
Other	4,215,772	2,502,574
	4,542,804	2,759,046
	$6,789,683	$4,733,185

4. Goodwill

Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2005, 2004 and 2003 amounted to $1,783,759, $1,011,868, and $877,346, respectively.

Presented below is a summary of goodwill activity relating to acquisition of Interboro and TCI:

Balance at December 31, 2002	$2,257,289
Interboro EBITDA calculation	1,343,233
Balance at December 31, 2003	3,600,522
Arbitration adjustments	314,102
Balance at December 31, 2004	$3,914,624
TCI acquisition (note 2)	1,157,751
Balance at December 31, 2005	$5,072,375

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Other Assets

Other assets consist of the following:

	December 31,
	2005	2004

Deposits	$2,232,454	$373,084
Deferred financing costs, net	746,359	—
Other (none in excess of 5% of other assets)	200,238	102,142
	$3,179,051	$475,226

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004

Accounts payable	$1,888,241	$495,826
Accrued salaries and benefits	1,538,663	661,011
Accrued bonus payable	—	550,000
Accrued professional fees	229,503	—
TAP and Pell Audit refunds payable	—	978,400
Student refunds payable	696,546	251,470
Other (none in excess of 5% of accounts payable and accrued expenses)	276,210	110,000
	$4,629,163	$3,046,707

7. Obligations Under Capital Leases

The Company leases office and computer equipment under capital leases expiring at various dates through 2009. The leases require monthly payments of principal and interest imputed at rates ranging from 7.4% to 12.4% per annum.

Minimum future obligations under these leases are as follows:

Year Ending December 31,

2006	$365,795
2007	353,879
2008	121,173
2009	26,137
866,984
Less amount representing interest	(88,420)
Less current portion	(311,821)
$466,743

8. Income Taxes

The provision for income taxes consists of:

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$48,000	$—	$—
State and local	256,000	720,500	140,000
Total current	$304,000	$720,500	$140,000
Deferred income tax benefit	—	(3,482,500)	(2,000,000)
	$304,000	$(2,762,000)	$(1,860,000)

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance as follows:

	December 31,
	2005	2004

Net operating losses	$7,668,000	$7,385,000
Deferred rent	375,000	—
Allowance for doubtful accounts	658,000	—
Prepaid expense	(231,000)	—
Depreciation	(911,000)	—
Other, net	36,000	—
	7,595,000	7,385,000
Less valuation allowance	(2,037,500)	(1,827,500)
	$5,557,500	$5,557,500

The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of  34% as a result of the following:

	Year Ended December 31,
	2005	2004	2003

Federal statutory rate	34%	34%	34%
Permanent difference	1	—	9
State and local income taxes of Interboro	28	9	—
Prior year underaccrual	—	5	—
Federal amt taxes	5	—	—
Change in valuation allowance	(22)	(127)	(162)
	46%	(79%)	(119%)

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

The term loan requires quarterly principal payments as follows:

•

$500,000 per quarter, 12/31/05 – 9/30/06 (the 12/31/05 payment was paid on 1/3/06)

•

$625,000 per quarter, 12/31/06 – 3/31/07

The revised agreement required mandatory payments of 50% of excess cash flow (as defined). Interest is computed, at prime plus 3.00%. The previous agreement computed interest at the Company’s option at either prime plus 2.00% or LIBOR plus 3.25%. The weighted average interest rate on the loans outstanding at December 31, 2005 was 7.8%

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The credit agreement contains certain financial covenants and restrictions on the payment of dividends. The Company was in default on certain financial covenants as of December 31, 2005. On March 31, 2006, the amended and restated agreement, waived prior defaults and financial covenants for the remaining term were reset.

Maturities of the term portion of this debt are as follows:

Year Ended December 31,
Total	2006	2007

$13,000,000	$2,625,000	$10,375,000

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

Minimum future obligations under these leases are as follows:

Year Ending December 31,

2006	$5,947,000
2007	6,006,000
2008	5,872,000
2009	5,711,000
2010	5,694,000
Thereafter	20,850,000
$50,080,000

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

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The entitlement to grants under Pell and TAP programs is routinely audited. During 2004, Interboro had a TAP audit that covered the three academic years ended June 30, 2001, 2002 and 2003. In 2004, the Company had accrued approximately $903,000 for TAP disallowances. The Company also accrued an additional $75,000 for PELL refunds that relate to certain causes for the TAP disallowances. Both amounts were paid during 2005. Subsequent periods are still subject to audit.

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

Securities Class Actions. On December 6, 2005, Glauser v. EVCI Career Colleges Holding Corp., et al., was filed in the United States District Court for the Southern District of New York against EVCI and certain of its current directors and officers. On behalf of himself and purportedly on behalf of a class of EVCI’s investors who purchased EVCI’s publicly traded securities between November 14, 2003 and October 19, 2005, plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with various public statements made by EVCI and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of plaintiff and the other purported class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, five follow-on actions have been filed in the same court alleging substantially similar claims, except that some of these follow-on actions allege a class period from August 14, 2003 to December 5, 2005. On February 6, 2006, motions were filed for the consolidation of the six securities class actions filed against EVCI and for appointment of a lead plaintiff. Those motions are still pending. EVCI and the other defendants believe these lawsuits have no merit and intend to defend themselves vigorously.

Stockholder Derivative Action. On March 2, 2006, Ferre v. McGrath, et al., Case No. 06CV1684, a stockholder derivative lawsuit, was filed in the United States District Court for the Southern District of New York, against certain officers and the directors of EVCI. The derivative lawsuit also named EVCI as a nominal defendant, against which no recovery is sought. The derivative complaint generally alleges that the defendants breached their fiduciary duties owed to EVCI by reason of their positions as officers and directors of EVCI. The complaint alleges that the defendants failed to oversee Interboro Institute (“Interboro”) and the admissions practices at Interboro, sold EVCI stock while in possession of adverse non-public information, and authorized or permitted false statements to be disseminated to the public. The defendants believe this lawsuit has no merit and intend to defend themselves vigorously.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Delaware Books and Records Action. On March 8, 2006, Shamji v. EVCI Career Colleges Holding Corp., C.A. No. 1986-N, was filed in Delaware Chancery Court. Plaintiff seeks access to EVCI’s books and records under Delaware law. EVCI believes this lawsuit has no merit and intends to defend itself vigorously.

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

In July 2004, stockholders of EVCI adopted the 2004 incentive stock plan, under which 1,200,000 shares of common stock have been reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI’s common stock to employees, non-employee directors and consultants. The option price cannot be less than the fair market value of EVCI’s shares at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At December 31, 2005, there are 1,199,268 options outstanding under this plan.

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

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series B preferred shares were converted into common stock as follows:

Date	Face Amount	Preferred Shares	Common Shares	Conversion Price

May 13, 2003	$2,500,000	25,000	477,100	$5.240
July 1, 2003	360,000	3,600	68,700	5.240
September 27, 2003	2,000,000	20,000	592,593	3.375
September 29, 2003	1,000,000	10,000	296,297	3.375
October 2003	7,140,000	71,400	2,115,554	3.375
	$13,000,000	130,000	3,550,244

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

The following table represents warrants outstanding as of December 31, 2005 and 2004:

Expiration Date	Exercise Price per Share	Shares Underlying Warrants Outstanding December 31,
		2005	2004

January 2006*	25.00	25,000	25,000
May 2006	12.00	50,000	50,000
June 2006	3.00	93,333	93,333
April 2007	16.09	25,000	25,000
September 2008	2.25	45,000	45,000
March 2009	14.338	62,338	62,338
		300,671	300,671

——————

*

Expired unexercised

Presented below is a summary of stock option activity for the periods shown:

	Options Outstanding		Options Exercisable
Exercise Price Range	Shares Underlying Options	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price

Balance at January 1, 2003	754,940	$1.82	675,000	$1.89
Granted	265,500	1.63	—	—
Exercised	(983)	1.20	—	—
Canceled	(76,790)	1.03	—	—
Balance at December 31, 2003	942,667	1.83	632,325	1.96
Granted	594,037	7.18	—	—
Exercised	(40,516)	1.16	—	—
Canceled	(5,001)	1.20	—	—
Balance at December 31, 2004	1,491,187	3.96	1,042,420	$3.84
Granted	630,000	8.17	—	—
Exercised	(103,264)	6.82	—	—
Balance at December 31, 2005	2,017,923	$5.11	1,199,268	$3.65

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information for options currently outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares Underlying Options	Weighted- Average Remaining Price	Weighted-Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price

$0.70 – $1.06	726,167	2.35 years	$.990	666,833	$0.99
1.20 – 1.57	40,220	3.55 years	1.307	40,220	1.33
4.70	307,964	3.63 years	4.700	235,309	4.70
6.935	100,000	3.75 years	6.935	33,334	7.00
7.78	30,000	9.17 years	7.780	10,000	7.78
8.185	600,000	4.17 years	8.185	—	—
10.715	213,572	4.32 years	10.715	213,572	10.715
$0.70 – $10.715	2,017,923	3.49 years	$5.130	1,199,268	$3.682

The weighted-average fair value of options granted is as follows:

	Year Ended December 31,
	2005	2004	2003

Fair value of each option granted	$8.166	$7.28	$1.08
Total shares underlying options granted	630,000	584,703	265,500
Total fair value of all options granted	$5,110,000	$4,256,240	$287,091

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

13. Earnings per Share:

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2005	2004	2003

Basic	12,417,422	11,883,695	7,360,649
Effect of assumed exercise of employee stock options, net of tax effects	412,586	425,370	275,454
Effect of assumed exercise of warrants	73,933	209,385	629,073
Diluted	12,903,941	12,518,450	8,265,176

Outstanding options and warrants to purchase common stock that were antidilutive were not included in the computation of diluted earnings per share were as follows:

	Year Ended December 31,
	2005	2004	2003

Number of	943,572	534,896	145,000
Number of warrants	162,338	162,338	482,500
	1,105,910	697,234	727,500

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	($ in thousands except per share amounts)
2005
Total revenue	$10,195	$9,655	$10,100	$20,792
Income (loss) from operations	895	468	(1,578)	1,251
Net income (loss)	667	320	(1,493)	867
Net income (loss) per share
Basic	0.05	0.03	(0.12)	0.07
Diluted	0.05	0.03	(0.12)	0.07
2004
Total revenue	$8,488	$5,833	$6,509	$12,240
Income (loss) from operations	2,514	(644)	(1,331)	3,105
Net income (loss)	2,094	(585)	(1,180)	5,925
Net income (loss) per share
Basic	0.19	(0.05)	(0.10)	0.48
Diluted	0.18	(0.05)	(0.10)	0.48

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

On January 13, 2006, we announced that we had received a letter from the New York State Education Department (“SED”) relating to the ongoing compliance review of Interboro that includes limits on the number of first-time enrollments Interboro may accept for its spring 2006 through spring 2007 semesters. The enrollment caps are tied to an SED expectation that at least 65 percent of Interboro students who are first enrolled at Interboro for either of its spring 2006 or summer 2006 semesters will persist to their second semester of attendance at Interboro.

The caps which are approximate to allow for difference in drop out rates limit initial first-time enrollment and first-time enrollment after the third week of the semester as follows:

	Initial	After 3 Weeks

Spring 2006	900	850
Summer 2006	900	850
Fall 2006	1,080	1,000
Spring 2007	1,080	1,000

16. Subsequent Event

On April 10, 2006, the Company publicly announced that it had received from the U.S. Department of Education, its draft report of the results of the program review relating to Interboro’s compliance with respect to approximately $26 million of Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004, and 2004/2005.

With the exception of one item, the Company believes the total liability of Interboro for Title IV repayments to the DOE will not exceed $25,000. The one item involves a DOE request that Interboro rescore all Ability-to-Benefit (“ATB”) tests that were the basis for admitting students who attended Interboro during any of the three reviewed years and who received Title IV funds at any time after being admitted. The DOE sampled 60 student files and found that Interboro accepted four students who did not pass the ATB test. The draft report noted that an additional 11 students properly passed the ATB test but their exams were misgraded.

The Company provided additional information to the DOE and asked the DOE to reconsider its request to rescore all tests because it believed only three, not four, out of the 60 tests sampled by the DOE were incorrectly scored so as to result in the improper admission of those students to Interboro. This amounts to a 5% error rate. In response, the DOE notified the Company that it agreed only three of the 60 students failed the test but that it maintained its initial decision that all of the ATB tests be rescored.

If this 5% error rate were to remain the same for the entire rescoring, the Company estimates that Interboro would be liable to repay approximately $1.3 million of the Title IV funds to the DOE. However until the rescoring is completed, the amount of the liability will not be known and could be substantially more or less than this amount. It is expected that a full rescoring will take until at least the first week in June 2006 to complete, which is the deadline set by the DOE, unless extended.

If the liability to the DOE exceeds $250,000, and becomes fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt. Accordingly, we may need the continued cooperation of our bank and may be under significant pressure to attempt to refinance our remaining bank debt under circumstances that could be materially adverse to EVCI.

Beginning with the fourth quarter of 2005, Interboro Institute outsourced the ATB testing process for all student applicants.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II
EVCI Career Colleges Holding Corp.
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired**	Deductions	Balance at End of Period

Allowance for doubtful accounts:
December 31, 2005*	$105,000	$1,256,802	$1,325,447	$237,761	$2,449,488
December 31, 2004	$50,000	$55,000	—	—	$105,000
December 31, 2003	$50,000	—	—	—	$50,000

Deferred income tax valuation allowance:
December 31, 2005	$1,827,500	$210,000	—	—	$2,037,500
December 31, 2004	$6,259,000	$(4,431,500)	—	—	$1,827,500
December 31, 2003	$4,220,000	$2,039,000	—	—	$6,259,000

——————

*

Balance at December 31, 2005 includes $1,325,447 acquired as a result of the acquisition of Technical Career Institutes, Inc. on September 16, 2005.

**

Previously reserved receivables written off to the reserve

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.*	Description of Exhibit

3.1[1]	Certificate of Incorporation of the Registrant.
3.2[1]	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).
3.3[1]	Certificate of Correction of the Certificate of Incorporation of the Registrant.
3.4[3]	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.
3.5[23]	Amended and Restated By-Laws of the Registrant.
3.6[5]	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.
3.7[16]	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.
3.8[5]	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.
3.9[5]	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.
3.10[20]	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.
4.2[2]	Form of Common Stock certificate.
4.3[4]	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.
4.4[6]	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.
4.5[7]	Form of Warrant issued to each seller of shares of ICTS, Inc.
4.6[14]	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.
4.7[17]	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.
10.1[28]	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.
10.2[28]	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.
10.3 (a)[9]	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.
10.3 (b)[23]	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.
10.4[10]	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.
10.5[11]	2001 Non-Qualified Stock Option Plan.
10.6[9]	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.
10.7[1]	Form of Indemnification Agreement. (Used for each director and executive officer of the Registrant.)
10.8[4]	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.
10.9[12]	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.
10.10[12]	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.
10.11[8]	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.
10.12[8]	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.
10.13[13]	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.
10.14[13]

Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

Exhibit No.*	Description of Exhibit

10.15[14]	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.
10.16[15]	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.
10.17 (a)[16]	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.17 (b)[23]	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.18[16]	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.19[16]	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.
10.20[16]	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.
10.21[17]	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.
10.22[17]	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.
10.23[18]	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.
10.24[19]	2004 Amended and Restated Incentive Stock Plan
10.25[20]	Form of Stock Option Agreement (Nonqualified Stock Option)
10.26[20]	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.
10.27[21]	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.
10.28 (a)[22]

Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.
10.28 (c)[22]	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.
10.28 (d)[22]	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.
10.29[24]

Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30 (a)[25]	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.
10.30 (b)[25]	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.
10.30 (c)[25]	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.
10.31[28]	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman
10.32[28]	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.
10.33 (a)[26]	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.
10.33 (b)[28]	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

Exhibit No.*	Description of Exhibit

10.34[26]	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.
10.35[26]	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.
10.36[27]	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney
10.37[27]	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.
10.38[28]	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.
10.39 (a)[28]	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.
10.39 (b)[28]	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.
10.40 (a)[28]	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.
10.40 (b)[28]	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.
10.40 (c)[28]	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.
10.41 (a)[28]	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992 - October 9, 1995, and covering office clerical employees.
10.41 (b)[28]

Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992 - October 9, 1995.

10.41 (c)[28]

Memorandum of Agreement, dated October, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)[28]

Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998 - October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)[28]

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

10.41 (f)[28]

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

10.42[29]	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.
10.43[29]	Form of Restricted Stock Award Agreement for the restricted stock awards to Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.
10.44[29]	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.
10.45[29]	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.
10.46**

Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. “Schedules will be provided supplementally to the Securities and Exchange Commission upon request.”

Exhibit No.*	Description of Exhibit

21**	Subsidiaries of the Registrant.
23***	Consent of Goldstein Golub Kessler LLP.
31.1***	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2***	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1[21]	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.
99.2[24]	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.
99.3[27]	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”
99.4[28]	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”
99.5[30]	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.
99.6[30]

Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7[30]	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.
99.8[31]	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”
99.9[31]	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.
99.10[31]	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.
99.11[31]

Letter dated November 23, 2005 from Stephen H. Adolphus, President of Interboro Institute, to Joseph P. Frey, Assistant Commissioner—Office of Quality Assurance, New York State Education Department outlining Interboro Institute’s revised admissions screening procedures.

99.12[31]

Letter dated November 21, 2005 from Steven M. Gombos of Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13[31]

Letter dated December 2, 2005 from Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, the State Education Department of New York including attachment titled “State Education Department Analysis of Interboro Institute’s Response to the Draft Report.”

99.14[32]	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”
99.15[32]	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.
99.16[32]	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.
99.17[32]	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.
99.18[32]	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.
99.19[33]	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.
99.20[33]	Letter dated February 2, 2006 from the New York State Education Department to EVCI.
99.21**	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.
99.22**	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

Exhibit No.*	Description of Exhibit

99.23**	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.
99.24**	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)

——————

*

Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

**

Previously filed on March 31, 2006.

***

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

[26]

Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]

Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]

Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]

Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]

Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]

Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]

Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]

Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.