Form 10-K/A
period 2005-12-31
EVCI Career Colleges Holding Corp
filed 2006-05-15
CIK 1065591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2006 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes ☒  No ☐

Explanatory Note

This Amendment No. 2 on Form 10-K/A to our Form 10-K for the year ended December 31, 2005 (the “Annual Report”) is being filed to amend Items 1A and 7 and Exhibits 31.1 and 31.2, as described below.

We have revised the risk factor captioned “We do not expect that Interboro or EVCI will be profitable in 2006.”  We have also revised similar discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The revisions result from a recalculation of the value of grants of stock options as required by our adoption of SFAS No. 123R beginning in the first quarter of 2006.

This amendment also includes updated Exhibits 23, 31.1, 31.2, 32.1 and 32.2. Exhibits 31.1 and 31.2 have been revised to include an omitted portion of paragraph 4.

Except as described above, this Form 10 K/A, Amendment No. 2, does not include any other revisions to the Annual Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to March 31, 2006, the date of the original filing of the Annual Report.

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

As a result of the SED caps on Interboro’s enrollment, we currently anticipate that Interboro’s net revenue for 2006 will decline by more than 20% as compared to its 2005 net revenue. After giving effect to anticipated results of TCI and PSB and additional Interboro capital and operating costs necessary to comply with SED directives, we are currently projecting that EVCI will incur a net loss in 2006 of approximately $3.9 million and will have negative cash flow of approximately $2.3 million.

Approximately $700,000 of this projected net loss relates to the amendment of our bank credit agreement, including approximately $450,000 of accelerated amortization of deferred financing costs. The projected net loss also includes $1.9 million of the approximate cost to us in 2006 of prior grants of stock options and restricted stock to our employees and directors, mostly as the result of our adoption of SFAS No. 123R beginning with the first quarter of 2006. Notwithstanding, we are currently projecting that EVCI will have sufficient cash resources to fund this net loss and negative cash flow.

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

We are estimating a net loss of approximately $3,900,000 for 2006. Approximately $700,000 of this estimated net loss relates to the amendment of our bank credit agreement, including approximately $450,000 of accelerated amortization of deferred financing costs. This estimated loss also includes $1,900,000 of the approximate charges to operations in 2006 for prior grants of stock options and restricted stock to our employees and directors, mostly as the result of our adoption of SFAS No. 123R beginning with the first quarter of 2006. This estimate assumes Interboro will be able to enroll the maximum number of new students permitted by the SED caps for 2006 and that Interboro will incur additional capital costs of $400,000 and operating costs of $1,000,000 relating to its compliance with other SED directives. The risks relating to this estimation of net loss are discussed above under Item 1A. Risk Factors.

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

EVCI CAREER COLLEGES HOLDING CORP.

Date: May 15, 2006	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President

	By:	/s/ Joseph J. Looney
Joseph J. Looney, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	May 15, 2006
Dr. Arol I. Buntzman Chairman of the Board

/s/ Dr. John J. McGrath	May 15, 2006
Dr. John J. McGrath Chief Executive Officer and President and Director

/s/ Royce N. Flippin, Jr.	May 15, 2006
Royce N. Flippin, Jr. Director

/s/ Philip M. Getter	May 15, 2006
Philip M. Getter Director

/s/ Richard Goldenberg	May 15, 2006
Richard Goldenberg Director

/s/ Donald Grunewald	May 15, 2006
Donald Grunewald Director

/s/ Elie Housman	May 15, 2006
Elie Housman Director

EVCI CAREER COLLEGES HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

F-1

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

F-2

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

F-3

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

Dated: March 6, 2006

F-4

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

F-5

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

F-6

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