Form 10-Q
period 2006-03-31
EVCI Career Colleges Holding Corp
filed 2006-05-15
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,679,451 shares as of May 10, 2006.

Table of Contents
Part I

Financial Information

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,347,282	$9,273,206
Student accounts receivable, less allowance for doubtful accounts
of $3,712,658 and $2,449,488 respectively	10,258,354	6,125,927
Other receivables	378,209	284,021
Prepaid income taxes	293,648	93,629
Prepaid expenses and other current assets	901,007	778,204

Total current assets	20,178,500	16,554,987

Property and equipment - net	6,437,821	6,789,683
Intangible assets	12,614,518	12,832,881
Goodwill	5,020,121	5,072,375
Deferred income tax asset, net of valuation allowance of $2,037,500	5,557,500	5,557,500
Other assets	3,230,460	3,179,051
Total Assets	$53,038,920	$49,986,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,124,800	$4,629,163
Revolving credit line	2,000,000	2,000,000
Deferred tuition revenue	7,273,987	3,347,608
Current portion of capital lease obligation	318,315	311,821
Current portion of notes payable	2,250,000	2,625,000

Total current liabilities	16,967,102	12,913,592

Capital lease obligation, net of current portion	384,686	466,743

Notes payable, net of current portion	9,750,000	10,375,000

Deferred rent	918,844	868,065

Total liabilities	28,020,632	24,623,400

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	—	—
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and
outstanding 12,679,451 and 12,329,603 shares, respectively	1,268	1,264
Additional paid-in capital	51,451,697	51,030,320
Accumulated deficit	(26,434,677)	(25,668,507)

Stockholders' equity	25,018,288	25,363,077
Total Liabilities and Stockholders' Equity	$53,038,920	$49,986,477

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005

Net revenue	$18,791,973	$10,130,543
Other income	107,395	64,203

Total revenue	18,899,368	10,194,746

Operating expenses:
Cost of revenue	6,230,362	2,767,450
Selling, general and administrative	13,040,253	6,531,945

Total operating expenses	19,270,615	9,299,395

Income/ (Loss) from operations	(371,247)	895,351

Other income (expense):
Interest and financing costs	(438,130)	(56,150)
Interest income	73,207	17,796

Income/(loss) before provision for income taxes	(736,170)	856,997

Provision for income taxes	30,000	190,000

Net income/(loss)	(766,170)	666,997

Net income per common share:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05

Weighted average number of common shares outstanding;
Basic	12,432,867	12,371,967
Diluted	12,432,867	12,937,900

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income\(loss)	$(766,170)	$666,997
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation and amortization	897,682	412,651
Bad debts expense	605,734	200,000
Stock based compensation	421,381	100,992
Changes in operating assets and liabilities;
Increase in students accounts receivable	(4,738,161)	(3,392,742)
Increase in prepaid expenses and other current assets	(216,991)	(468,476)
(Increase)/decrease in other assets	8,020	(151,274)
Increase in accounts payable and accrued expenses	495,638	567,550
Increase in income taxes payable and prepaid income taxes	(200,019)	(329,729)
Increase in deferred tuition revenue	3,926,379	2,536,622
Increase in deferred rent	50,779	59,545

Net cash provided by operating activities	484,272	202,136

Cash flows from investing activities:
Purchases of property and equipment	(189,511)	(653,379)
Deposits returned	59,627	—
Escrow funds received from Interboro previous sharehlolder	52,253	—
Cash paid on acquisition of PSB, net of cash received of $11,768	—	(658,232)
Net cash used in investing activities	(77,631)	(1,311,611)

Cash flows from financing activities:
Principal payments on capital lease obligation	(75,563)	(83,717)
Principal payment on notes payable	—	(82,691)
Financing costs related to bank agreement	(257,002)
Repayment of note payable	(1,000,000)
Proceeds from exercise of options and warrants	—	700,000
Net cash provided/ (used in) by financing activities	(1,332,565)	533,592

Net decrease in cash and cash equivalents	(925,924)	(575,883)

Cash and cash equivalents at beginning of period	9,273,206	10,504,308

Cash and cash equivalents at end of period	$8,347,282	$9,928,425

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$300,185	$62,469
Income taxes	$230,019	$557,792

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred in the acquisition of equipment	$—	$397,022

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of EVCI Career Colleges Holding Corp. and its wholly-owned subsidiaries, Interboro Institute, Inc. (“Interboro”), Interboro Holding, Inc, Technical Career Institutes, Inc. (“TCI”), and Pennsylvania School of Business, Inc. (“PSB”). References to “we,” “our,” and “us” mean EVCI and its subsidiaries unless the context requires otherwise. All intercompany balances and transactions have been eliminated.

EVCI provides on-campus career college education through its subsidiaries.

Interboro. Interboro offers college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York that, starting with the spring 2006 semester, is not accepting new students until either the New York State Education Department (“SED”) approves Yonkers as an extension center in the future, or enrollment does not exceed approximately 35 full-time students. Each of these sites has an annex that became operational for the fall semester of 2004. Interboro opened additional annexes in Flushing and Washington Heights at the beginning of the fall 2005 semester. Interboro is accredited by the New York State Board of Regents. We acquired Interboro in January 2000. Interboro’s 2006 spring semester enrollment was approximately 3,000 students.

TCI. We acquired TCI on September 16, 2005. TCI offers two-year Associate Degree and Certificate Programs with an emphasis on technology. The main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby annex. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education, which must approve TCI’s change of control to EVCI. The Middle States Commission on Higher Education is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s spring semester enrollment was approximately 3,000 students.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. PSB will be seeking authorization to award the Associate in Special Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2006 spring semester enrollment was approximately 160 students.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Our results of operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2005 and for the year then ended, and the notes thereto, in our 10-K/A, Amendment No. 2, for the year ended December 31, 2005.

There have been no significant changes in our accounting policies since December 31, 2005 except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” as described below.

Certain 2005 amounts have been reclassified, where appropriate, to conform with 2006 presentation.

Note 2 - Stockholders’ Equity

(a) Earnings per share

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

	Three months ended March 31,
	2006	2005

Basic weighted average number of common shares outstanding*	12,432,867	12,371,967

Effect of assumed exercise of outstanding options	-	476,399

Effect of assumed exercise of outstanding warrants	-	89,534

Diluted weighted average number of shares of common stock outstanding	12,432,867	12,937,900

Options and warrants not included above**	2,333,594	456,905
_______________
*   Excludes unvested stock grants to officers and employees of 246,584 shares in 2006.
** Not included because their effect would be anti-dilutive.

(b) Stock Grants

On March 6, 2006, certain officers and other employees of EVCI and Interboro elected to participate in a salary reduction plan. For their agreements to reduce base salary for the period from March 1, 2006 through December 29, 2006, they received aggregate grants of 146,584 shares (equaling the dollar amount of the salary reduction) of restricted EVCI common stock under EVCI’s Amended and Restated 2004 Incentive Stock Plan (the “Plan”). The shares vest on December 29, 2006 provided the employee has been continuously employed by EVCI through that date. In connection with these grants, the fair market value of the stock on the date of grant, $203,752, will be charged to operations over the vesting period. In addition, on March 6, 2006, effective March 1, 2006, EVCI's general counsel and vice president for corporate affairs was granted 100,000 shares of restricted stock under the Plan. The shares vest and become non-forfeitable on a cumulative basis as to 50,000 shares on December 29, 2006 and 25,000 shares on each February 28, 2008 and 2009 provided the officer has been continuously employed by EVCI. The fair market value of the stock on the date of grant, $139,000, will be charged to operations over the vesting period. The charge to operations in connection with these grants for the period ended March 31, 2006 was $29,738.

(c) Stock Options

During the first quarter 2006, an aggregate of 40,000 options were granted to our independent directors at an exercise price of $1.39 per share.

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to January 1, 2006, EVCI accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Therefore, EVCI measured compensation expense for its stock option plans using the intrinsic value method, which is the excess, if any, of the fair market value of EVCI’s stock at the grant date over the amount required to be paid to acquire the stock. EVCI provided the disclosures required by SFAS Nos. 123 and 148. EVCI has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2006 includes:

(i) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

(ii) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, EVCI’s net loss for the three months ended March 31, 2006 includes $421,000 of compensation expense related to EVCI’s grants of stock and options. The compensation expense related to all of EVCI’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to EVCI’s adoption of SFAS No. 123R, EVCI presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on EVCI’s consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from the tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

At March 31, 2006, EVCI had two stock option plans. In October 1998, the board of directors of EVCI adopted an incentive stock option plan, amended in December 2002, under which 844,500 shares of common stock were reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, non-employee directors and others. The option price is determined by the administrator of the plan but cannot be less than the fair market value at the date of grant of the shares underlying incentive stock options. Vesting of options and stock awards and certain other conditions are determined by the plan administrator, which is EVCI’s board of directors or a committee of the board. At March 31, 2006, there are 844,500 options outstanding under this plan.

In July 2004, the stockholders of EVCI adopted the 2004 incentive stock plan, under which 1,200,000 shares of common stock were reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The number of shares available for future issuance under this plan was increased to 1,700,000 in June 2005. The plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI’s common stock to employees, non-employee directors and consultants. The option price cannot be less than the fair market value of EVCI’s shares on the date of grant. Granted options generally vest in three years beginning one year from the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At March 31, 2006 there were 1,123,423 options outstanding under this plan.

As an inducement to become an officer and employee of EVCI, in January 2004, the board of directors granted EVCI’s general counsel and vice president for corporate affairs five-year nonqualified stock options to purchase 90,000 shares of EVCI’s common stock at $4.70 per share. The options were granted otherwise than under a plan approved by stockholders pursuant to a Nasdaq exemption. The options became fully vested on December 31, 2005. The market value of EVCI’s common stock on the grant date was $5.66. In connection with this below market grant, $10,800 was charged to operations during the quarter ended March 31, 2005.

In July 2004, EVCI’s stockholders approved the grant of five-year nonqualified stock options to EVCI’s chairman, chief executive officer and president and chief financial officer to purchase a total of 181,131 shares of common stock at $4.70 per share. The options vest in three equal annual installments commencing November 11, 2004. The market value of EVCI’s common stock on the grant date was $10.70. In connection with this below market grant $90,192 was charged to operations during the quarter ended March 31, 2005.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005

Risk free interest rate	5%	3.25% to 3.75%
Expected volatility of common stock	92%	62%
Dividend yield	0%	0%
Expected option term	4 years	3 to 5 years

The risk-free interest rate is based upon the current 5 year U.S. Treasury bill rate on the date of grant. The expected volatility is based on the historical volatility of EVCI’s stock.

A summary of the status of EVCI’s stock option plans as of March 31, 2006 and of changes in options outstanding under the plans during the three months ended March 31, 2006 is as follows:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,017,923	$5.11
Options granted	40,000	1.39
Options exercised	—	—
Options forfeited or expired	—	—
Options outstanding at March 31, 2006	2,057,923	$5.05	3.37	$7,845,000
Options vested and exercisable at March 31, 2006	1,481,938	$4.19	2.88	$5,357,000

The weighted average fair value of each option granted during each of the first quarters of fiscal years 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model was $0.94 and $8.17 per option, respectively.

A summary of the status of EVCI’s non-vested options as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2005	818,655	$7.25
Options granted	40,000	$1.39
Options vested	282,670	$5.96
Options forfeited or expired	—	—
Nonvested options at March 31, 2006	575,985	$7.28	4.03

As of March 31, 2006, there was $2.2 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 1.2 years.

For the three months ended March 31, 2005, EVCI had elected to apply the then current accounting rules under Opinion No. 25 and related interpretations in accounting for stock options and accordingly, presented the disclosure-only information as required by SFAS No. 123. If EVCI had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, EVCI’s net income and net income per common share would approximate the pro forma amounts shown in the following table:

Reported net income	$666,997
Add: Stock based compensation expense included in
recorded net income, net of related tax effects	100,992

Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(283,615)

Pro forma net income	$484,374

Reported net income per common share:
Basic	$0.05
Diluted	$0.05

Pro forma net income per common share:
Basic	$0.04
Diluted	$0.04

Note 3 -Revenue Recognition

We recognize revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. The first and last days of our colleges' three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in revenue for the first, second and third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. Our net revenue and related receivables are reduced for student refunds of tuition.

Note 4 - Acquisitions

In 2005, we acquired two for-profit career colleges.

Pennsylvania School of Business, Inc.

On January 11, 2005, we acquired for $670,000 the outstanding shares of Information Computer Systems Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school’s authority to operate under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and will be amortized on a straight line basis over five years. Amortization began in September 2005 upon the commencement of operations of PSB's new location in downtown Allentown, PA. Amortization expense of $40,032 was recorded for the three months ended March 31, 2006.

Technical Career Institutes, Inc.

On September 16, 2005, EVCI acquired all of the outstanding common shares of TCI. The results of TCI’s operations have been included in our consolidated financial statements since that date. The consideration for the acquisition consisted of $16,067,000 of cash including transaction costs plus the assumption of $15,426,000 of liabilities. Payment of the purchase price was derived from $14,220,000 of proceeds from a new credit facility as well as cash from our current balances.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values of intangibles assets were obtained through a third-party valuation.

At September 16, 2005:

Current assets	$16,468,000
Property and equipment	546,000
Intangible assets	12,440,000
Goodwill	1,157,000
Other assets	882,000
Total assets acquired	31,493,000
Current liabilities	15,363,000
Other liabilities	63,000
Total liabilities assumed	15,426,000

Net assets acquired	$16,067,000

Of the $12,440,000 of acquired intangible assets, $10,200,000 was assigned to the TCI trade name that is not subject to amortization. The remaining identified intangibles (consisting of curriculum, Middle States accreditation and student lists) of $2,240,000 have a weighted average useful life of three years. The remaining unidentified intangible assets of $1,157,000 was assigned to goodwill. Amortization expense related to the identified intangibles amounted to $178,333 for the three months ended March 31, 2006.

The following unaudited pro forma consolidated results of operations for the period ended March 31, 2005 assume that the TCI acquisition occurred on January 1, 2005 and reflect the consolidated historical operations of the purchased business and EVCI adjusted for higher interest and amortization of deferred financing costs on borrowings, and increased amortization, net of applicable income taxes, resulting from the acquisition:

Three months ended March 31, 2005
Revenue	$19,982,000
Net income	1,384,000
Diluted net income per share	$0.11

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

Note 5 - Notes Payable

Our principal credit facility is a $15,000,000 collateralized borrowing agreement, with a bank, which was originally entered into on September 16, 2005 and was amended and restated on March 31, 2006. This facility includes a revolving line of credit of up to $2,000,000 and a $13,000,000 term loan. The facility is secured by substantially all of our assets and matures on July 1, 2007.

On March 31, 2006 our outstanding borrowings under the facility were $14,000,000 consisting of $2,000,000 under the revolving credit line and $12,000,000 under the term loan.

The term loan requires quarterly principal payments as follows:

$500,000 on each of June 30, 2006 and September 30, 2006.
$625,000 on each of December 31, 2006 and March 31, 2007

The revised agreement requires mandatory payments of 50% of excess cash flow (as defined). Interest will be computed, at prime plus 3.00% upon the maturity of the current LIBOR loans outstanding (June 30, 2006). The previous agreement computed interest at EVCI’s option at either prime plus 2.00% or LIBOR plus 3.25%. The weighted average interest rate on the loans outstanding at March 31, 2006 was 8.2%.

The credit agreement contains certain financial covenants and restrictions on the payment of dividends. On March 31, 2006, the amended and restated agreement waived prior defaults and financial covenants for the remaining term were reset.

The revised credit agreement, as further amended as of April 30, 2006, requires EVCI to retain, by May 15, 2006, an investment banker reasonably acceptable to the lender to review EVCI’s strategic alternatives. An agreement retaining Stifel, Nicolaus & Company, Incorporated was entered into on May 12, 2006.

In connection with entering into the original credit agreement and the amended and restated credit agreement, we incurred an aggregate of approximately $1,062,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs are being amortized on the straight line basis over the remaining life of the term loan. For the three months ended March 31, 2006, amortization expense amounted to $137,945 including approximately $50,000 of additional amortization resulting from the reduction in the amount of the revolving credit line under the amended and restated agreement.

EVCI has entered into an interest rate cap agreement on one half of its floating rate debt obligation. Under the agreement, the maximum interest rate on $6,500,000 of the debt will be 5.25%. The agreement expires on December 31, 2007. EVCI records the cap at fair value, with unrealized gains or losses included in income (loss). The fair value of the cap at March 31, 2006 was approximately $15,000 and is included in other assets.

Note 6 - U.S. Department of Education Program Review

Since January 2005, a routine program review has been conducted by the U.S. Department of Education of Interboro’s compliance with respect to Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004, and 2004/2005.

On April 10, 2006, Interboro received the DOE's draft report of the results of the program review. The DOE draft report indicated that the program review covered approximately $26 million of Title IV grants made during the three year review period.

With the exception of one item, Interboro believes the total liability for Title IV repayments to the DOE will not exceed $25,000. The one item involves a DOE request that Interboro rescore all Ability-to-Benefit ("ATB") tests that were the basis for admitting students who attended Interboro during any of the three reviewed years and who received Title IV funds at any time after being admitted. The DOE sampled 60 student files and found that Interboro accepted three students who did not pass the ATB test and that an additional 11 students properly passed the ATB test but their exams were misgraded.

We have determined that approximately 11,000 ATB tests must be rescored. We recently advised the DOE that the amount of Title IV grants made during the review period is $38 million. We do not believe the total disallowances that could result from the DOE program review can be reasonably estimated at this time. That liability could include disallowances of TAP grants made to students who received Title IV grants that are disallowed. The following summarizes material information relating to what Interboro’s ultimate liability may be for disallowances as a result of the rescoring:

			Department of Education Program Review Sample
Grant Award Years	Total Title IV Funds Received	Total New York State Tuition Assistance Program (TAP) Funds Received	Sample Size	Misscored ATB Tests Resulting in the Admission of Ineligible Students	Misscored ATB Tests Resulting in No Effect to Admission Status
2002/2003	$8,200,000	$(1)	15	2	4
2003/2004	12,600,000	12,800,000	15	1	4
2004/2005 (2)	17,100,000	19,200,000	30	0	3
Totals	$37,900,000	$32,000,000	60	3	11

(1) This award year was reviewed and the liability was paid under a prior NYS Comptroller's Office audit.
(2) Interboro instituted a new process within the award years to minimize risk of scoring errors resulting in ineligible admissions.

Beginning with the fourth quarter of 2005, Interboro Institute has been outsourcing the ATB testing process for all student applicants.

If the disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt. Accordingly, we may need the continued cooperation of our bank and may be under significant pressure to attempt to refinance our remaining bank debt under circumstances that could be materially adverse to EVCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-K/A, Amendment No. 2, for the year ended December 31, 2005. Some numbers may have been rounded or may be approximate. References in the discussion to EVCI mean EVCI Career Colleges Holding Corp., unless indicated otherwise.

Overview and Critical Accounting Policies

First Quarter Developments

•	Spring 2006 enrollments were approximately as follows:

Interboro had approximately 3,000 students including approximately 640 new students; TCI has approximately 3,000 students including approximately 980 new students and PSB had approximately 160 students including approximately 50 new students. Interboro started the spring 2006 semester with approximately 825 new students before the purge of students with unsatisfactory attendance rates. Interboro believes its new enrollments for spring 2006 were negatively impacted primarily by an increase in admissions standards and the adverse publicity relating to the Draft Report of the New York State Education Department ("SED"). Employee morale and distraction of management who worked on the responses to the Draft Report also negatively impacted Spring 2006 enrollments. The damage to Interboro’s reputation from adverse publicity could negatively impact Interboro’s ability to reach the SED enrollment caps referred to below and its persistence and graduation goals going forward.

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

 _______________
* Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

The enrollment caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro. After monitoring by SED with site visits planned in the spring and summer of 2006, SED may determine that adjustments to the enrollment caps are appropriate. During Interboro’s spring 2007 semester, SED will determine what continuing enrollment caps, if any, are necessary.

•
On February 1, 2006 James Melville, Jr., Ph.D. became President of TCI. Dr. Melville was employed by Mercy College, Dobbs Ferry, New York, from 1968 until he became President of TCI. While at Mercy College, he held the following positions: 2004-January, 2006, Provost and Vice President for Academic Affairs; 1990 to 2004, Division Chair, Department of Natural Sciences and Veterinary Technology; 1986-1989, Dean of Graduate Studies and Research; 1983-1986; Dean of Faculty for Arts and Sciences; 1971-1983, Dean for Academic Affairs. He holds three degrees, with concentrations in biology, a BS from Iona College, and an MS and Ph.D. from Fordham University.

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

•
On March 6, 2006, the employment term under the employment agreement with our Chief Executive Officer and President, Dr. John J. McGrath, was extended for a year to December 31, 2008, and Joseph D. Alperin, our General Counsel and Vice President for Corporate Affairs, entered into a new three year employment agreement with an employment term expiring February 28, 2009.

•
By letter to EVCI, dated March 14, 2006, SED itemized the documents that constitute the full final report of SED’s review process that began with two site reviews in the spring 2005. The letter and those documents have been filed as exhibits to prior EVCI SEC reports. SED’s letter advised that the information in Interboro’s final response, dated February 3, 2006, to the SED Draft Report regarding measures taken and planned “appear to be appropriate.” The SED letter “extends the registration of Interboro’s programs in accordance with the Commissioner’s Regulations and Department practice for renewal.” It also advised that SED is expecting additional information regarding the scope of implementation and on outcomes, noting that SED wants improvements in performance with respect to “(1) admission of students who have a reasonable prospect of academic success in the context of the institution’s services and programs; and (2) a record of student persistence and serious achievement at the college level.”

•
On March 31, 2006, EVCI’s principal credit facility was amended and restated. The terms of the revised facility are summarized in Note 5 to Condensed Consolidated Financial Statements included with this report.

Revenue Recognition

We recognize revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of classroom instruction. Final examinations are given in the 15th week of the semester. Each week of classroom instruction during the semester includes five days of revenue recognition. The first and last days of our colleges’ three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in its revenue for the first, second or third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. Our net revenue and related receivables are reduced for student refunds of tuitions.

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

Goodwill and other intangible assets

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires EVCI to test goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset exceeds its implied fair value.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). Approximately $421,000 was charged to operations for the three months ended March 31, 2006, primarily as a result of the adoption of SFAS No. 123R.

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

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. For the first quarter of 2006, TAP grants represented approximately 37%, and Pell grants represented approximately 33% of our revenue. Other Title IV grant programs are available to cover a portion of our students’ tuition and other college costs. To cover most of the gap between the amount of available Pell and TAP grants and the cost of attending TCI, its students can obtain Title IV loans. Approximately 30% of TCI’s revenue for its spring 2006 semester was from the proceeds of Title IV loans.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The SED Draft Report and ensuing events had a material adverse affect on our business in 2005.

Our expectation of a net loss for 2006 is discussed in the risk factor captioned “We do not expect that Interboro or EVCI will be profitable in 2006” that is included in Item 1A of this report.

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. TCI and PSB were acquired during 2005 and student enrollments are included in our totals beginning with the fall 2005 semester. Full-time student enrollment in 2005 includes approximately 3,000 and 100 students who attend TCI and PSB respectively. There were approximately 6,160 full-time students enrolled at our colleges for the 2006 spring semester including approximately 3,000 at TCI and approximately 160 at PSB. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2005, 2004 and 2003 full-time enrollments by semester:

	2006	2005	2004	2003

Spring	6,160	3,700	2,800	1,850
Summer		2,650	1,975	1,100
Fall		7,600	3,900	2,300

Capacity

Growth in registration at our colleges is limited by the capacity of the facilities in which our colleges operate. Total capacity can be reached if there is full registration for all courses for morning, afternoon and evening courses at all of our instructional locations. To date we have not achieved total capacity and we believe that we are not likely to do so in the foreseeable future. A number of items act to constrain our capacity. These include under utilization of our facilities in the afternoon and on Fridays and weekends and SED caps on new student enrollments at Interboro, including its Yonkers site where no new students are being enrolled.

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

Students who drop out or stop attending before 60% of the semester is complete cannot get full federal grants. Their federal aid entitlement is prorated based on the time they actually attended. We refund to the DOE that part of federal aid that we have received but are not entitled to as a result of students’ early withdrawal.

In order to be eligible for TAP, among other requirements, a student must be taking at least 12 semester hours during the semester. As the semester progresses and we determine our students’ eligibility for TAP, we certify or decertify students. This process applies to new students as well as continuing students. A large portion of TAP funds relating to the fall and spring semesters is received by us prior to the start of the next semester. The balance is usually substantially collected over the next two to three months. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP. TAP payments for the summer semester generally take a longer time to collect.

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

Comparison of the three months ended March 30, 2006 to three months ended March 31, 2005

The following table summarizes our operating results as a percentage of our total revenue for the first quarters of 2006 and 2005:
	Three months ended March 31,
	2006	2005
Total revenue	100.0%	100.0%

Cost of revenue	33.0	27.1
Selling, general and administrative expenses	69.0	64.1
Total operating expense	102.0	91.2
Income(loss) before provision for income taxes	(3.9)	8.4
Net income (loss)	(4.1)	6.5

Total revenue for the first quarter of 2006 increased 85.4% or $8,704,000 to $18,899,000 from $10,195,000 for the first quarter of 2005. Revenue at Interboro decreased by $1,201,000. Revenue from our colleges acquired during 2005 amounted to $9,676,000 at TCI and $229,000 at PSB. The decline in revenue at Interboro reflects the impact of lower enrollment due to increases in admission standards as well as the  effects of the SED Draft report, particularly the resulting adverse publicity, and the limitations of Interboro's marketing efforts as a result of the SED enrollment caps. This impact could continue for the foreseeable future.

Full time enrollment rose by 66.5% to 6,160 students in the spring semester of 2006 from 3,700 in the spring semester of 2005. Interboro’s enrollment decreased by 700 students in the spring semester of 2006 as compared to the spring semester of 2005. Enrollment at TCI and PSB for the spring semester was 3,000 and 160, respectively.

Revenue recognized in the first quarter of 2006 amounted to approximately 72% of total revenue attributable to spring 2006 enrollments. Deferred revenue of $7,274,000 at March 31, 2006 will be recognized in the second quarter.

Our colleges offered partial grants totaling approximately $670,000 for the spring semester 2006 as compared to $388,000 in grants in the comparable semester last year. As a result of the grants first quarter 2006 revenue was reduced by $475,000 and second quarter revenue will be reduced by $195,000. These grants average $443 per student and assist us in improving our student retention rates.

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

Cost of revenue increased by 125.1% or $3,463,000 to $6,230,000 for the quarter ended March 31, 2006 as compared to $2,767,000 for the quarter ended March 31, 2005. The increase is due to increases in salaries and wages for instructors, recruiters and advisers as well as cost of revenue incurred by TCI and PSB amounting to $3,456,000 and $96,000, respectively. As a percentage of total revenue, cost of revenue increased significantly primarily due to the higher faculty cost at TCI and the fact that Interboro’s revenue declined by $1,201,000 while its cost of revenue increased by approximately $50,000.

Personnel included in cost of revenue at March 31, 2006 consisted of the following:

	March 31, 2006
	Interboro	TCI	PSB	Total

Adjunct instructors	105	96	4	205
Full-time instructors	69	79	4	152
Tutors and Testers	40	8	-	48
Admissions staff	30	42	3	75
Deans and staff	10	24	-	34
Academic advisors	19	6	-	25
Librarians	11	4	-	15
Total	284	259	11	554

Our instructors include developmental specialists who provide additional instruction in our continuing effort to increase student retention and graduation rates.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the first quarter of 2006 and 2005:

	Three months ended March 31,
	2006	2005
Salaries and benefits	28.1%	26.7%
Marketing	7.0	8.8
Depreciation	4.0	4.1
Professional and consulting fees	5.3	3.0
Non cash compensation	2.2	1.0
Other expenses	22.4	20.5
Total	69.0%	64.1%

Salaries and benefits increased by 95.2% or $2,591,0000 to $5,313,000 for the quarter ended March 31, 2006 from $2,722,000 for the comparable period a year ago. This increase was primarily due to salaries and benefits from TCI and PSB which amounted to $2,022,000 and $117,000, respectively, for the quarter ended March 31, 2006. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs increased by 47.3% or $424,000 to $1,320,000 for the quarter ended March 31, 2006 as compared to $896,000 for the quarter ended March 31, 2005. Included in marketing costs for the quarter ended March 31, 2006 are costs of $874,000 and $20,000 from TCI and PSB, respectively. Marketing costs at Interboro decreased by $474,000 due to the lower number of new students enrolling at Interboro. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees increased by 220.3% or $683,000 to $993,000 for the quarter ended March 31, 2006 as compared to $310,000 for the quarter ended March 31, 2005. This increase is primarily due to consulting fees incurred in connection with complying with the Internal Control reporting requirements of the Sarbanes Oxley Act of 2002 for the year ended December 31, 2005 as well as legal and other professional fees incurred in connection with defending litigation brought against EVCI and advice regarding our discussions with our regulators. We expect that fees relating to internal control testing and reporting, as required by the Sarbanes Oxley Act of 2002 will be lower in future quarters.

Non cash compensation charges increased by $320,000 to $421,000 for the first quarter of 2006 as compared to $101,000 for the first quarter of 2005. This increase primarily relates to the impact of the adoption of SFAS No. 123R, effective January 1, 2006, which resulted in a $391,000 charge to operations for the value of options granted to employees and directors. In addition, we recorded a charge of $29,000 during the quarter ended March 31, 2006, representing the value of stock grants made to certain executive officers, including in connection with a salary reduction plan.

Depreciation and amortization of property and equipment and intangibles increased by 84.0% or $347,000 to $760,000 for the quarter ended March 31, 2006 from $413,000 for the quarter ended March 31, 2005. This increase is due primarily to additional amortization on leasehold improvements made at our Interboro locations as well as depreciation and amortization from TCI and PSB of $229,000 and $68,000, respectively, for the quarter ended March 31, 2006.

Other expenses increased by 102.4 % or $2,142,000 to $4,233,000 for the quarter ended March 31, 2006 from $2,091,000 for the quarter ended March 31, 2005. This increase consisted primarily of increases in rent, utilities and real estate taxes attributable to TCI and PSB of $2,190,000 and $77,000, respectively, as well as various increases at Interboro in taxes, rent, utilities, and maintenance that were partially offset by lower bad debts and investor relations costs.

Interest and financing costs increased by 680.3% or $382,000 to $438,000 for the three months ended March 31, 2006 as compared to $56,000 for the three months ended March 31, 2005. The increase is primarily due to interest expense and amortization of deferred financing costs associated with the $15,000,000 credit facility originally entered into on September 16, 2005 and amended and restated on March 31, 2006.

As a combined result of the factors discussed above, we incurred a net loss of $766,000 for the quarter ended March 31, 2006 as compared to net income of $667,000 for the quarter ended March 31, 2005.

Liquidity and Capital Resources

During the three months ended March 31, 2006, we generated approximately $484,000 from our operating activities, and expended $1,000,000 in repayment of notes payable to our bank and $190,000 on purchases of property and equipment. In addition, we incurred approximately $257,000 of costs to complete the amendment and restatement of our bank credit agreement. At March 31, 2006, we had cash and cash equivalents of approximately $8,347,000 and working capital of $3,211,000. We believe that our present working capital, cash generated from operations and amounts borrowed under our bank credit agreement will be sufficient to meet our cash needs for the remainder of this fiscal year. In this regard, the New York State Legislature has overridden Governor Pataki’s veto of TAP funding for the 2006-2007 budget year.

However, our ability to satisfy our cash requirements in 2006 depends on whether and, the extent to which, our current assumptions regarding our cash position are affected by the risk factors discussed in Item 1 A of this report. Accordingly, we are actively seeking additional financing.

Our principal bank credit facility is a $15,000,000 collateralized borrowing under an Amended and Restated Credit Agreement which was entered into on September 15, 2005, amended and restated on March 31, 2006 and further amended as of April 30, 2006. This facility includes a revolving line of credit of up to $2,000,000 and a $13,000,000 term loan. All borrowings are secured by substantially all of our assets and matures on July 1, 2007.

On March 31, 2006, our outstanding borrowings were $2,000,000 under the revolving credit facility and $12,000,000 under the term loan. The term loan requires principal repayments of $500,000 quarterly on June 30, 2006 and September 30, 2006. Principal repayments of $625,000 each are required on December 31, 2006 and March 31, 2007, leaving a principal due under the term loan of $9,750,000 at maturity. Interest is computed at LIBOR plus 3.25% through June 30, 2006. Interest is computed at prime plus 3.00% once all currently outstanding LIBOR loans mature. The weighted average interest rate on loans outstanding at March 31, 2006 was 8.21%. The credit agreement requires, among other things, the maintenance of several financial covenants and ratios including, senior funded debt to EBITDA, minimum EBITDA and fixed charge coverage. On March 31, 2006, the Amended and Restated Credit Agreement waived prior defaults and financial covenants for the remaining term were reset. We expect to attempt to secure alternative financing for this debt prior to its maturity July 1, 2007.

Our commitments for capital expenditures include approximately $900,000 to make improvements required by the lease at Interboro’s main campus. In addition, we expect to spend approximately $400,000 during 2006 in connection with improvements agreed to with SED and we expect to spend approximately $600,000 in capital improvements at TCI to fulfill a commitment to Middle States.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2006:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 years	3-5 years	More than 5 years

Revolving line of credit	$2,000	$2,000	$-	$-	$-
Long-Term Debt	12,000	2,250	9,750	-	-
Capital leases	703	318	379	6	-
Operating leases	40,145	5,320	15,062	14,329	5,434

Total contractual cash obligations	$54,848	$9,888	$25,191	$14,335	$5,434

Item 3 Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for the quarter ended March 31, 2006 by approximately $36,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. As discussed further below, during the quarter ended March 31, 2006, we have taken actions to remedy previously identified material weaknesses.

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13d-15(e)). Based on that evaluation, including the remediation procedure discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be in our periodic SEC filings within the required time, subject to completting the remediation discussed below. Our evaluations subsequent to December 31, 2005 include our two subsidiaries acquired during 2005, TCI and PSB.

Internal Control Over Financial Reporting

As previously disclosed in our Form 10-K, management concluded that its internal control over financial reporting for Interboro and EVCI was not effective as of the end of the period covered by the Form 10-K because of the following identified material weaknesses:

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

Except as noted, during the quarter ended March 31, 2006, we took the following actions to remedy the material weaknesses described above:

Control Environment - Effective April 26 2006, we amended the audit committee charter to reflect the lack of an internal audit function. We will conduct periodic internal control reviews by a qualified and experienced individual to evaluate the effectiveness of the internal control environment. In addition, management has again communicated to all employees the availability of the ethics hotline.

Revenue and Student Accounts Receivable - We are in the process of designing compensating controls to mitigate risks of unauthorized access to our student accounting management system.

We have undertaken an internal file review at Interboro (starting with spring 2006 and working backwards through the 2005 semesters) of our student records to identify and file any missing records and authorizations and streamline the process for maintaining complete files. Additionally, we have purchased a document scanning system to ensure required documents are maintained and readily accessible. The system is currently being implemented. We expect the system to be functional beginning with the fall 2006 semester.

We are utilizing enhanced procedures to ensure adequate documentation of estimates associated with revenue recognition and receivable collectibility.

Cash Management - Upon completion of the transfer of our operating bank accounts to our bank lender, we expect that new controls will be in place to limit the ability of personnel to initiate and execute cash transactions without proper approval. We expect that the process of transferring operating cash accounts to the new bank will be completed within the second quarter of 2006.

Property Plant and Equipment -A new fixed asset monitoring system has been installed at Interboro. The new system tracks individual asset additions and deletions and aids in the computation of periodic depreciation. The new system is expected to be fully operational during the second quarter of fiscal 2006.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Forward-looking Statements and Risk Factors

Statements and financial discussion and analysis by our management contained in this 10-Q that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. Some of those risk factors supplement or modify the more detailed risk factors included in our Form 10-K/A, Amendment No.2, for the year ended December 31, 2005. If any of the following or other risks actually occurs, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

•	A failure by any of our colleges to comply with extensive federal and state regulations could have a material adverse impact on its ability to operate and grow.

•	Adverse changes in the rules governing, or the amount or timing of, TAP disbursements could materially impede Interboro’s and TCI’s ability to operate.

•	We do not expect that Interboro or EVCI will be profitable in 2006.

In our Form 10-K.A, Amendment No. 2, being filed contemporaneously with this report we included a risk factor, with the same caption as this risk factor, that speaks as of March 31, 2006 and includes projections of our 2006 results.

While we continue to expect we will not be profitable in 2006, we no longer feel it is appropriate to project our results for 2006 because of uncertainties that could make such a projection unreliable. These uncertainties include our inability to project enrollments and the results of the U.S. Department of Education's ongoing Title IV program review discussed in a risk factor below. Accordingly, all prior projections of our 2006 results are withdrawn.

As required by our bank credit agreement, by May 15, 2006, we retained an investment banking firm to advise us regarding our strategic alternatives.

•
Interboro may be subject to even more severe action by SED if it is not able to achieve the 65% persistence rate required by SED or to implement other required changes at Interboro to SED’s satisfaction.

•	Adverse changes in the rules governing, or the amount or timing of, Pell program disbursements could materially impede our college’s ability to operate.

•
Title IV program reviews of any EVCI college could result in it being required to make material refunds of Title IV and TAP funds and EVCI being required to reduce its operating income by the amount of those refunds.

Since January 2005, a routine program review has been conducted by the U.S. Department of Education of Interboro’s compliance with respect to Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004 and 2004/2005.

On April 10, 2006, Interboro received the DOE's draft report of the results of the program review. The DOE draft report indicated that the program review covered approximately $26 million of Title IV grants made during the three year review period.

With the exception of one item, Interboro believes the total liability of Interboro for Title IV repayments to the DOE will not exceed $25,000. The one item involves a DOE request that Interboro rescore all ATB tests that were the basis for admitting students who attended Interboro during any of the three reviewed years and who received Title IV funds at any time after being admitted. The DOE sampled 60 student files and found that Interboro accepted three students who did not pass the ATB test and that an additional 11 students properly passed the ATB test but their exams were misgraded.

We have determined that approximately 11,000 ATB tests must be rescored. We are in a continuing dialogue with the DOE regarding the logistics of this rescoring project and our progress. We believe the DOE will extend the deadline of the first week in June to a date that is reasonable under the circumstances. However, an extension will depend on how satisfied the DOE is with our cooperation and progress.

We recently advised the DOE that the amount of Title IV grants made during the review period is $38 million. This includes $17,100,000 made in 2004/2005 where, according to the DOE draft report, there were no students in its sampling that were accepted in 2004/2005 who did not pass the ATB test.

We do not believe the total disallowances that could result from the DOE program review can be reasonably estimated at this time. That liability could include disallowances of TAP grants made to students who received Title IV grants that are disallowed. The following summarizes material information relating to what Interboro’s ultimate liability may be for disallowances as a result of the rescoring:

			Department of Education Program Review Sample
Grant Award Years	Total Title IV Funds Received	Total New York State Tuition Assistance Program (TAP) Funds Received	Sample Size	Misscored ATB Tests Resulting in the Admission of Ineligible Students	Misscored ATB Tests Resulting in No Effect to Admission Status
2002/2003	$8,200,000	$(1)	15	2	4
2003/2004	12,600,000	12,800,000	15	1	4
2004/2005 (2)	17,100,000	19,200,000	30	0	3
Totals	$37,900,000	$32,000,000	60	3	11

(1) This award year was reviewed and the liability was paid under a prior NYS Comptroller's Office audit.
(2) Interboro instituted a new process within the award years to minimize risk of scoring errors resulting in ineligible admissions.

Beginning with the fourth quarter of 2005, Interboro Institute has been outsourcing the ATB testing process for all student applicants.

If the disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt. Accordingly, we may need the continued cooperation of our bank and may be under significant pressure to attempt to refinance our remaining bank debt under circumstances that could be materially adverse to EVCI.

•	Our failure to satisfy specific financial responsibility standards established by federal and New York state regulators could have a material adverse effect on us.

Participation by Interboro and TCI in federal Title IV programs and New York State TAP requires them to satisfy specific standards of financial responsibility.

The U.S. Department of Education evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of the institution or its parent corporation and after a change of control of an institution.

To be considered financially responsible by the DOE, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.5 based on the institutions annual audited financial statements. The Department of Education calculates the institution’s composite score based on its:

•	equity ratio, which measures the institution’s capital resources, ability to borrow and financial viability
•	primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources and
•	net income ratio, which measures the institution’s ability to operate at a profit.

Once computed, these ratios are adjusted by strength factors, weighted and summed to determine the institution’s composite score, which may range from negative one to three. If an institution’s composite score is 1.5 or greater and it satisfies all other DOE standards of financial responsibility, the institution is deemed financially responsible. If the composite score is between 1.0 and 1.5, the institution is subject to certain reporting and monitoring requirements that generally do not have a material financial impact on the institution.

An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV program funds received by the institution during its prior year or posting such letter of credit in an amount equal to at least 10% of the Title IV program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV programs. The New York State Education Department also uses the DOE method for calculating a composite score as a measure for determining financial responsibility. The financial responsibility of our schools is tested as of December 31 of each year. At December 31, 2005, composite scores of Interboro and TCI, separately,  and EVCI on a consolidated basis, each exceeded 1.5.

Disallowances resulting from the rescoring of the ATB tests requested by the DOE, or other losses, could reduce Interboro’s or EVCI’s composite scores to a level where they must demonstrate their financial responsibility by other means. Furthermore, their composite scores and EVCI's ability to meet its dept payments would be materially and adversely affected in the event EVCI's bank debt that is long-term becomes due immediately by acceleration or with one year by the passage of time without an extension of the maturity date. EVCI believes that it will be able to obtain the cash necessary, or take other measures, that demonstrate its and Interboro’s financial responsibility to the DOE and the New York State Education Department. However, if it is wrong in its belief, EVCI could be forced to take material and adverse measures, including by disposing of assets.

•	A future TAP audit could result in Interboro or TCI being required to make material refunds of TAP grants and EVCI being required to reduce its operating income by the full amount of those refund.

•	Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s and TCI’s ability to operate and grow.

•	Our failure to repay amounts outstanding under our amended and restated credit agreement when due could have a materially adverse effect on our business and financial position.

•	Over the longer term, we expect enrollments at, and earnings of, our colleges to grow at a much slower rate than they have since we acquired Interboro.

•	If Interboro is unable to improve its persistence and graduation rates to levels SED deems acceptable, the Board of Regents may deny or adversely condition Interboro’s reaccredidation.

•
If SED continues to deny Interboro’s Yonkers site extension center status for a protracted period of time, Interboro’s ability to continue operations in Yonkers could be materially and adversely affected.

•	The capital and operating costs of implementing agreements with SED, in response to SED’s recommendations, could significantly exceed the estimates we have made to date.

•	Our margins may continue to erode if the maximum federal and state grants and loans do not increase over time.

•	The seasonality of our enrollments produces significant variations in our results from quarter to quarter.

•	If our common stock is delisted from Nasdaq, the liquidity of our common stock and our ability to raise additional capital when we may need it most could be adversely affected.

Recently our common stock has been trading below $1.00. Nasdaq rules require us to maintain a minimum closing bid price for our common stock of $1.00 per share. If our common stock trades for 30 consecutive business days below the applicable minimum closing bid price requirement, Nasdaq will send a deficiency notice to us, advising that we have 180 calendar days to regain compliance with the minimum bid price. We must then maintain compliance for a minimum of 10 consecutive business days. Under certain circumstances, Nasdaq may require maintenance of a $1.00 minimum bid price for more than 10 days.

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

•
these trading factors would also make our common stock materially less attractive to potential sources of financing that we may require, including in connection with a refinancing or repayment of our bank debt.

•	Actual or threatened legal proceedings against us or any of our colleges by regulatory agencies or private parties could have a material adverse effect on our business.

•	The loss of the services of key management personnel could have a material adverse effect on our operations and growth.

•	Our business and results could materially suffer if we improperly balance or divert resources from our operations to making acquisitions or if we make acquisitions that do not meet our expectations.

•	The impact of unionization of Interboro’s faculty is not known.

•
If the operation of a college’s computer system is adversely affected by computer viruses that are not recognized by available anti-virus software, or for any other reason, its ability to operate could be severely impaired.

•	Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect Interboro and TCI.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	A change of control of EVCI could adversely affect our college’s receipt of Pell and TAP funds.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

•	Our share price has ranged greatly since we went public and may be very volatile in the future.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
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

10.30(a)[25]	--	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25]	--	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25]	--	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28]	--	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32[28]	--	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a)[26]	--	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) [28]	--	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26]	--	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26]	--	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27]	--	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27]	--	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38 [28]	--	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)[28]	--	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)[28]	--	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)[28]	--	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)[28]	--	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)[28]	--	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)[28]	--	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b)[28]	--
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)[28]	--
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)[28]	--
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)[28]	--
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

10.41 (f)[28]	--
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

10.42 [29]	--	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.

10.43 [29]	--
Form of Restricted Stock Award Agreement for the restricted stock awards to participant's in the March 2006 salary reduction plan, including Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.

10.44 [29]	--	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.

10.45 [29]	--	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.

10.46[34]	--
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. “Schedules will be provided supplementally to the Securities and Exchange Commission upon request.”

10.47**	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of April 30, 2006.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	--	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	--	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	--	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	--	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	--
Letter dated November 23, 2005 from Stephen H. Adolphus, President of Interboro Institute, to Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, New York State Education Department outlining Interboro Institute’s revised admissions screening procedures.

99.12 [31]	--
Letter dated November 21, 2005 from Steven M. Gombos of Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13 [31]	--
Letter dated December 2, 2005 from Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, the State Education Department of New York including attachment titled “State Education Department Analysis of Interboro Institute’s Response to the Draft Report.”

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)
_________________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed March 31, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

EVCI CAREER COLLEGES HOLDING CORP.

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

10.30(a)[25]	--	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25]	--	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25]	--	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28]	--	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32[28]	--	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a)[26]	--	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) [28]	--	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26]	--	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26]	--	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27]	--	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27]	--	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38 [28]	--	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)[28]	--	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)[28]	--	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)[28]	--	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)[28]	--	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)[28]	--	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)[28]	--	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b)[28]	--
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)[28]	--
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)[28]	--
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)[28]	--
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

10.41 (f)[28]	--
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

10.42 [29]	--	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.

10.43 [29]	--
Form of Restricted Stock Award Agreement for the restricted stock awards to participants in the March 2006 salary reduction plan, including Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.

10.44 [29]	--	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.

10.45 [29]	--	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.

10.46[34]	--
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. “Schedules will be provided supplementally to the Securities and Exchange Commission upon request.”

10.47**	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of April 30, 2006.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	--	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	--	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	--	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	--	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	--
Letter dated November 23, 2005 from Stephen H. Adolphus, President of Interboro Institute, to Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, New York State Education Department outlining Interboro Institute’s revised admissions screening procedures.

99.12 [31]	--
Letter dated November 21, 2005 from Steven M. Gombos of Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13 [31]	--
Letter dated December 2, 2005 from Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, the State Education Department of New York including attachment titled “State Education Department Analysis of Interboro Institute’s Response to the Draft Report.”

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)
_________________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed March 31, 2006