Form 10-Q
period 2006-06-30
EVCI Career Colleges Holding Corp
filed 2006-08-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,689,618 shares as of August 11, 2006.

Table of Contents

Part I

Financial Information

Overview and Critical Accounting Policies	14

Comparison of the three months ended June 30, 2006 and 2005	19

Comparison of the six months ended June 30, 2006 and 2005	22

Liquidity and Capital Resources	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II
Other Information

Item 1A. Risk Factors	29

Forward-looking Statements and Risk Factors	29

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 6. Exhibits	36

Signatures	45

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,653,187	$9,273,206
Student accounts receivable, less allowance for doubtful accounts
of $3,739,505 and $2,449,488 respectively	16,788,309	6,125,927
Other receivables	569,391	284,021
Prepaid income taxes	290,969	93,629
Prepaid expenses and other current assets	1,003,710	778,204
Total current assets	20,305,566	16,554,987

Property and Equipment - net	6,699,965	6,789,683
Intangible assets	12,396,151	12,832,881
Goodwill	5,020,121	5,072,375
Deferred income tax asset, net of valuation allowance of $2,037,500	5,557,500	5,557,500
Other assets	3,084,610	3,179,051
Total Assets	$53,063,913	$49,986,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,958,579	$4,629,163
Revolving credit line	2,000,000	2,000,000
Deferred tuition revenue	8,678,300	3,347,608
Current portion of capital lease obligation	325,433	311,821
Current portion of notes payable	2,531,557	2,625,000
Total current liabilities	20,493,869	12,913,592

Capital lease obligation, net of current portion	296,759	466,743

Notes payable, net of current portion	9,706,801	10,375,000

Deferred rent	969,182	868,065
Total liabilities	31,466,611	24,623,400

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	-	-
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and
outstanding 12,694,451 and 12,329,603 shares, respectively	1,269	1,264
Additional paid-in capital	51,942,928	51,030,320
Accumulated deficit	(30,346,895)	(25,668,507)
Stockholders' equity	21,597,302	25,363,077
Total Liabilities and Stockholders' Equity	$53,063,913	$49,986,477

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005

Net revenue	$14,643,235	$9,609,705	$33,435,208	$19,740,248
Other income	145,824	45,774	253,219	109,977

Total revenue	14,789,059	9,655,479	33,688,427	19,850,225

Operating expenses:
Cost of revenue	6,231,870	3,013,329	12,462,232	5,780,779
Selling, general and administrative	12,027,255	6,174,482	25,067,508	12,706,427

Total operating expenses	18,259,125	9,187,811	37,529,740	18,487,206

Income/ (Loss) from operations	(3,470,066)	467,668	(3,841,313)	1,363,019

Other income (expense):
Interest and financing costs	(484,284)	(47,503)	(922,414)	(103,653)
Interest income	42,132	29,954	115,339	47,750

Income/(loss) before provision for income taxes	(3,912,218)	450,119	(4,648,388)	1,307,116

Provision for income taxes	-	130,000	30,000	320,000

Net income/(loss)	$(3,912,218)	$320,119	$(4,678,388)	$987,116

Net income per common share:
Basic	$(0.31)	$0.03	$(0.38)	$0.08
Diluted	$(0.31)	$0.03	$(0.38)	$0.08

Weighted average number of common shares outstanding;
Basic	12,433,609	12,430,802	12,433,240	12,401,722
Diluted	12,433,609	12,917,269	12,433,240	12,941,861

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months ended June 30,
	2006	2005

Cash flows from operating activities:
Net income\(loss)	$(4,678,388)	$987,116
Adjustments to reconcile net income/ (loss) to net cash used in operating activities:
Depreciation and amortization	1,778,634	857,266
Bad debt expense	940,678	300,000
Non cash compensation expense	901,513	201,984
Changes in operating assets and liabilities;
Increase in students accounts receivable	(11,603,060)	(6,951,422)
Increase in prepaid expenses and other current assets	(510,876)	(215,582)
(Increase)/decrease in other assets	1,889	(72,754)
Increase/(decrease) in accounts payable and accrued expenses	2,329,416	(978,367)
Increase in income taxes payable and prepaid income taxes	(197,340)	(237,791)
Increase in deferred tuition revenue	5,330,692	2,871,049
Increase in deferred rent	101,117	61,591

Net cash used in operating activities	(5,605,725)	(3,176,910)

Cash flows from investing activities:
Purchases of property and equipment	(948,446)	(1,098,474)
Deposits required	-	(1,001,838)
Deposits returned	64,627	-
Escrow funds received from Interboro previous sharehlolder	52,253	-
Cash paid on acquisition of PSB, net of cash received of $11,768	-	(659,988)
Net cash used in investing activities	(831,566)	(2,760,300)

Cash flows from financing activities:
Principal payments on capital lease obligation	(156,372)	(487,032)
Principal payment on notes payable	(1,500,000)	(166,483)
Financing costs related to bank agreement	(275,813)	-
Proceeds from refinancing of equipment	738,357	-
Proceeds from exercise of options and warrants	11,100	703,917
Net cash provided by/ (used in) financing activities	(1,182,728)	50,402

Net decrease in cash and cash equivalents	(7,620,019)	(5,886,808)

Cash and cash equivalents at beginning of period	9,273,206	10,504,308

Cash and cash equivalents at end of period	$1,653,187	$4,617,500

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$618,676	$103,653
Income taxes	$227,067	$-

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred in the acquisition of equipment	$-	$397,022

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

Interboro. Interboro offers college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York that, starting with the spring 2006 semester, is not accepting new students until either the New York State Education Department (“SED”) approves Yonkers as an extension center in the future, or enrollment does not exceed approximately 35 full-time students. Each of these sites has an annex that became operational for the fall semester of 2004. Interboro opened additional annexes in Flushing and Washington Heights at the beginning of the fall 2005 semester. Interboro is accredited by the New York State Board of Regents. We acquired Interboro in January 2000. Interboro’s 2006 summer semester enrollment was approximately 1,800 students.

TCI. We acquired TCI on September 16, 2005. TCI offers two-year Associate Degree and Certificate Programs with an emphasis on technology. The main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby annex. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education, which must approve TCI’s change of control to EVCI. The Middle States Commission on Higher Education is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s summer semester enrollment was approximately 2,200 students.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. PSB will be seeking authorization to award the Associate in Special Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2006 summer semester enrollment was approximately 140 students.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

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

EVCI has been implementing a business plan that, during the first six months of 2006, has resulted in reductions in operating costs on an annualized basis of approximately $4,500,000. EVCI expects additional reductions in operating costs will be made during the remainder of 2006. These reductions are in furtherance of management’s goals of returning Interboro and EVCI to profitability in 2007 and, for the fourth quarter of 2006, EVCI generating positive EBITDA, as defined in EVCI’s bank credit agreement. These goals assume the New York State Education Department’s enrollment caps remain in place.

EVCI is actively engaged in the process of raising debt and equity from institutional investors in a private placement exempt from the registration requirements of federal securities laws. If successful, the proceeds of such a financing could be used, in part, to repay EVCI’s bank debt of $13,500,000 at June 30, 2006, and to assist EVCI in meeting ongoing regulatory and working capital requirements. It is not possible for us to predict if and when we will complete the financing. If it is unsuccessful in completing a financing, EVCI would need to modify its business plan, reduce operating costs further and/or pursue strategic alternatives by selling assets, among other things. This does not constitute an offer to sell, or a solicitation of an offer to buy, any securities. Any such offer will be made in compliance with federal securities laws.

EVCI’s bank has waived EVCI’s compliance with its financial covenants relating to minimum EBITDA and fixed charge coverage ratio as of June 30, 2006. However, EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of September 30, 2006, unless EVCI completes the financing by September 30, 2006.

The uncertainties described above relating to EVCI’s ability to successfully complete a financing or, in the alternative, sell assets, obtain waivers of compliance with financial covenants from its bank, and successfully implement its business plan of returning to profitability while satisfying the requirements of its regulators, including as described in Note 6, could raise doubt about EVCI’s ability to continue its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Basic weighted average number of common shares outstanding*	12,433,609	12,430,802	12,443,240	12,401,722

Effect of assumed exercise of outstanding options	-	417,551	-	459,767

Effect of assumed exercise of outstanding warrants	-	68,916	-	80,372

Diluted weighted average number of shares of common stock outstanding	12,433,609	12,917,269	12,433,240	12,941,861

Restricted shares, options and warrants not included above**	2,381,845	1,030,580	2,381,845	813,645
_______________
*   Excludes unvested stock grants to officers and employees of 230,084 shares in 2006.
** Not included because their effect would be anti-dilutive.

(b) Stock Grants

On March 6, 2006, certain officers and other employees of EVCI and Interboro elected to participate in a salary reduction plan. For their agreements to reduce base salary for the period from March 1, 2006 through December 29, 2006, they received aggregate grants of 146,584 shares (equaling the dollar amount of the salary reduction) of restricted EVCI common stock under EVCI’s Amended and Restated 2004 Incentive Stock Plan (the “Plan”). The shares vest on December 29, 2006 provided the employee has been continuously employed by EVCI through that date. In connection with these grants, the fair market value of the stock on the date of grant was $203,752. However, the charge to operations in 2006 will be $180,811 because one employee's grant was forfeited when he left EVCI.

In addition, on March 6, 2006, effective March 1, 2006, EVCI's general counsel and vice president for corporate affairs was granted 100,000 shares of restricted stock under the Plan. The shares vest and become non-forfeitable on a cumulative basis as to 50,000 shares on December 29, 2006 and 25,000 shares on each February 28, 2008 and 2009 provided the officer has been continuously employed by EVCI. The fair market value of the stock on the date of grant, was $139,000, and will be charged to operations over the vesting period.

The charge to operations in connection with these grants was $89,215 for the three month period ended June 30, 2006 and $118,953 for the six month period ended June 30, 2006.

(c) Stock Options

During the first quarter of 2006, an aggregate of 40,000 options were granted to our independent directors at an exercise price of $1.39 per share. During the second quarter 2006, 15,000 options were exercised by our independent directors at an average price of $0.74 per option.

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to January 1, 2006, EVCI accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Therefore, EVCI measured compensation expense for its stock option plans using the intrinsic value method, which is the excess, if any, of the fair market value of EVCI’s stock at the grant date over the amount required to be paid to acquire the stock. EVCI provided the disclosures required by SFAS Nos. 123 and 148. EVCI has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the second quarter of fiscal year 2006 includes:

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

As a result of the adoption of SFAS No. 123R, EVCI’s net loss for the six months ended June 30, 2006 includes $901,513 of non-cash compensation expense related to EVCI’s grants of stock and options. The compensation expense related to all of EVCI’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to EVCI’s adoption of SFAS No. 123R, EVCI presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on EVCI’s consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from the tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

At June 30, 2006, EVCI had two stock option plans. In October 1998, the board of directors of EVCI adopted an incentive stock option plan, amended in December 2002, under which 844,500 shares of common stock were reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, non-employee directors and others. The option price is determined by the administrator of the plan but cannot be less than the fair market value at the date of grant of the shares underlying incentive stock options. Vesting of options and stock awards and certain other conditions are determined by the plan administrator, which is EVCI’s board of directors or a committee of the board. At June 30, 2006, there were 844,500 options outstanding under this plan.

In July 2004, our stockholders adopted the 2004 incentive stock plan, under which 1,200,000 shares of common stock were reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The number of shares available for future issuance under this plan was increased to 1,700,000 in June 2005. The plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI’s common stock to employees, non-employee directors and consultants. The option price cannot be less than the fair market value of EVCI’s shares on the date of grant. Granted options generally vest in three years beginning one year from the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At June 30, 2006 there were 1,083,423 options outstanding under this plan.

       As an inducement to become an officer and employee of EVCI, in January 2004, the board of directors granted EVCI’s general counsel and vice president for corporate affairs five-year nonqualified stock options to purchase 90,000 shares of EVCI’s common stock at $4.70 per share. The options were granted otherwise than under a plan approved by stockholders pursuant to a Nasdaq exemption. The options became fully vested on December 31, 2005. The market value of EVCI’s common stock on the grant date was $5.66. In connection with this below market grant, $21,600 was charged to operations during the six months ended June 30, 2005. There are no expenses related to this option in 2006.

In July 2004, our stockholders approved the grant of five-year nonqualified stock options to EVCI’s chairman, chief executive officer and president and chief financial officer to purchase a total of 181,131 shares of common stock at $4.70 per share. The options vest in three equal annual installments commencing November 11, 2004. The market value of EVCI’s common stock on the grant date was $10.70. In connection with this below market grant $180,384 was charged to operations for the six months ended June 30, 2005.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three and six month months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Risk free interest rate	5%	3.25% to 3.75%	5%	3.25% to 3.75%

Expected volatility of common stock	92%	62%	92%	62%

Dividend yield	0%	0%	0%	0%

Expected option term	4 years	3 to 5 years	4 years	3 to 5 years

The risk-free interest rate is based upon the current 5 year U.S. Treasury bill rate on the date of grant. The expected volatility is based on the historical volatility of EVCI’s stock.

A summary of the status of our stock option plans as of June 30, 2006 and of changes in options outstanding under the plans during the six months ended June 30, 2006 is as follows:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,017,923	$5.11
Options granted	40,000	1.39
Options exercised	(15,000)	0.70
Options forfeited or expired	(40,000)	6.94
Options outstanding at June 30, 2006	2,002,923	$5.05	3.09	$8,750,000
Options vested and exercisable at June 30, 2006	1,453,604	$4.22	2.60	$5,116,326

The weighted average fair value of each option granted during the first six months of fiscal years 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $0.94 and $8.17 per option, respectively.

A summary of the status of our non-vested options as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2005	818,655	$7.25
Options granted	40,000	1.39
Options vested	(282,670)	5.96
Options forfeited or expired	(26,666)	6.94
Non-vested options at June 30, 2006	549,319	$7.30	3.80

As of June 30, 2006, there was $1.8 million of unrecognized compensation cost related to non-vested stock option awards, which substantially is expected to be recognized over a remaining weighted average vesting period of 0.96 years.

For the six months ended June 30, 2005, EVCI had elected to apply the then current accounting rules under Opinion No. 25 and related interpretations in accounting for stock options and accordingly, presented the disclosure-only information as required by SFAS No. 123. If EVCI had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, our net income and net income per common share would approximate the pro forma amounts shown in the following table:

	Three Months Ended	Six Months Ended
	6/30/05	6/30/05
Reported net income	$320,119	$987,116
Add: Stock based compensation expense included in recorded net income, net of related tax effects	100,992	201,984

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(284,551)	(564,102)

Pro forma net income	$136,560	$624,998

Reported net income per common share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Pro forma net income per common share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

Note 3 -Revenue Recognition

We recognize revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of revenue recognition. The first and last days of our colleges' three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in revenue for the first, second and third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. Our net revenue and related receivables are reduced for student refunds of tuition.

Note 4 - Acquisitions

In 2005, we acquired two for-profit career colleges.

Pennsylvania School of Business, Inc.

On January 11, 2005, we acquired for $670,000 the outstanding shares of Information Computer Systems Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school’s authority to operate under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and will be amortized on a straight line basis over five years. Amortization began in September 2005 upon the commencement of operations of PSB's new location in downtown Allentown, PA. Amortization expense was $40,032 for the three months ended March 31, 2006 and $80,064 for the six months ended June 30, 2006.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values of intangible assets were obtained through a third-party valuation.

At September 16, 2005:

Current assets	$16,468,000
Property and equipment	546,000
Intangible assets	12,440,000
Goodwill	1,157,000
Other assets	882,000
Total assets acquired	31,493,000
Current liabilities	15,363,000
Other liabilities	63,000
Total liabilities assumed	15,426,000

Net assets acquired	$16,067,000

Of the $12,440,000 of acquired intangible assets, $10,200,000 was assigned to the TCI trade name that is not subject to amortization. The remaining identified intangibles (consisting of curriculum, Middle States accreditation and student lists) of $2,240,000 have a weighted average useful life of three years. The remaining unidentified intangible assets of $1,157,000 was assigned to goodwill. Amortization expense related to the identified intangibles amounted to $178,333 for the three months ended March 31, 2006 and $356,666 for the six months ended June 30, 2006.

The following unaudited pro forma consolidated results of operations for the period ended June 30, 2005 assume that the TCI acquisition occurred on January 1, 2005 and reflect the consolidated historical operations of the purchased business and EVCI adjusted for higher interest and amortization of deferred financing costs on borrowings, and increased amortization, net of applicable income taxes, resulting from the acquisition:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenue	$17,911,000	$37,893,000
Net income	193,000	1,612,637
Diluted net income per share	$0.02	$0.13

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

Note 5 - Notes Payable

Our principal credit facility is a $15,000,000 collateralized borrowing agreement, with a bank, which was originally entered into on September 16, 2005 and was amended and restated as of March 31, 2006 and further amended as of April 30 and June 26, 2006. This facility includes a revolving line of credit of up to $2,000,000 and a $13,000,000 term loan. The facility is secured by substantially all of our assets. The revolver matures on July 1, 2007 and the term loan matures on October 1, 2007.

On June 30, 2006 our outstanding borrowings under the facility were $13,500,000 consisting of $2,000,000 under the revolving credit line and $11,500,000 under the term loan.

The term loan requires quarterly principal payments as follows:

$500,000 on September 30, 2006.
$625,000 on each of December 31, 2006, March 31, 2007 and June 30, 2007

The revised agreement requires mandatory payments of 50% of excess cash flow (as defined). Interest will be computed, at prime plus 3.00% upon the maturity of the current LIBOR loans outstanding (June 30, 2006). The previous agreement computed interest at EVCI’s option at either prime plus 2.00% or LIBOR plus 3.25%. The weighted average interest rate on the loans outstanding at June 30, 2006 was 8.32%.

The credit agreement contains certain financial covenants and restrictions on the payment of dividends. On March 31, 2006, the amended and restated agreement waived prior defaults and financial covenants for the remaining term were reset.

The revised credit agreement, as further amended as of April 30, 2006, required EVCI to retain, by May 15, 2006, an investment banker reasonably acceptable to the lender to review EVCI’s strategic alternatives. Stifel, Nicolaus & Company, Incorporated was retained on May 12, 2006.

EVCI's bank has waived EVCI's compliance with its financial covenants relating to minimum EBITDA and fixed charge coverage ratio as of June 30, 2006. However, EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of September 30, 2006, unless EVCI completes the financing by September 30, 2006.

In connection with entering into the original credit agreement and the amended and restated credit agreement, we incurred an aggregate of approximately $1,081,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs are being amortized on the straight line basis over the remaining life of the term loan. For the six months ended June 30, 2006, amortization expense amounted to $303,737 including $75,013 of additional amortization resulting from the reduction in the amount of the revolving credit line under the amended and restated agreement.

EVCI has entered into an interest rate cap agreement on one half of its floating rate debt obligation. Under the agreement, the maximum interest rate on $6,500,000 of the debt will be 5.25%. The agreement expires on December 31, 2007. EVCI records the cap at fair value, with unrealized gains or losses included in income (loss). The fair value of the cap at June 30, 2006 was $27,256 and is included in other assets.

In June 2006, Interboro refinanced equipment for $230,000 that is repayable over 36 months with interest at 10.87% per annum.

In June 2006, Interboro financed portions of the remodeling of its main campus for $522,000 that is repayable over 60 months with interest at 9.5% per annum.

Note 6 - U.S. Department of Education Program Review

Since January 2005, a program review has been conducted by the U.S. Department of Education of Interboro’s compliance with respect to Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004, and 2004/2005.

On April 10, 2006, EVCI announced that Interboro received the DOE's draft report of the results of the program review. The DOE draft report indicated that the program review covered approximately $26 million of Title IV grants made during the three year review period.

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

We have determined that approximately 10,000 ATB tests must be rescored. We also determined and advised the DOE that the amount of Title IV grants made during the review period is $37.9 million. The DOE’s deadline for completing the rescoring is October 15, 2006.

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

			Department of Education Program Review Sample
Grant Award Years	Total Title IV Funds Received	Total New York State Tuition Assistance Program (TAP) Funds Received	Sample Size	Misscored ATB Tests Resulting in the Admission of Ineligible Students	Misscored ATB Tests Resulting in No Effect to Admission Status
2002/2003	$8,200,000	$(1)	15	2	4
2003/2004	12,600,000	12,800,000	15	1	4
2004/2005 (2)	17,100,000	19,200,000	30	0	3
Totals	$37,900,000	$32,000,000	60	3	11

(1)	This award year was reviewed and the liability was paid under a prior NYS Comptroller's Office audit.
(2)	Interboro instituted a new process within the award years to minimize risk of scoring errors that could result in ineligible admissions.

Beginning with the fourth quarter of 2005, Interboro Institute has been outsourcing the ATB testing process for all student applicants.

If the disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt. We may need the continued cooperation of our bank and may be under significant pressure to attempt to refinance our remaining bank debt under circumstances that could be materially adverse to EVCI. Accordingly, EVCI is actively attempting to refinance its bank debt.

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

Overview and Critical Accounting Policies

Second Quarter Developments
•	Summer 2006 enrollments were approximately as follows:

Interboro has approximately 1,800 students including approximately 520 new students. TCI had approximately 2,200 students including approximately 650 new students and PSB had approximately 140 students including approximately 50 new students. Interboro started the summer 2006 semester with approximately 625 new students before the purge of students with unsatisfactory attendance rates. Interboro believes its new enrollments for summer 2006 were negatively impacted primarily by an increase in admissions standards and the adverse publicity relating to the Draft Report of the New York State Education Department ("SED") in October 2005. The damage to Interboro’s reputation from adverse publicity could continue to negatively impact Interboro’s ability to reach the SED enrollment caps referred to below and its persistence and graduation goals going forward.

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

The enrollment caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro. After monitoring by SED with site visits to Interboro, SED may determine that adjustments to the enrollment caps are appropriate. During Interboro’s spring 2007 semester, SED will determine what continuing enrollment caps, if any, are necessary.

•	Interboro graduated 697 students. This graduating class is the largest in Interboro’s history.

•
TCI’s faculty recommended to the Regents 237 students for graduation. During the two years following a change of ownership and control of a school, the authority to confer degrees reverts to the Regents.

•
Interboro received a renewal to March 1, 2011 of full acreditation for its associate degree program in Ophthalmic Dispensing from Interboro’s national specialized accrediting body, the Commission on Opticianary Accreditation. Ophthalmic dispensers adapt and fit eyewear (eyeglasses and contact lenses) and vision aids.

•
The U.S. Department of Education granted Interboro an extension to October 15, 2006 to complete the rescoring of ability-to-benefit tests that were the basis for admitting students who received Title IV financial aid during award years 2002/ 2003, 2003/ 2004 and 2004/ 2005.

•
EVCI received a notice from the NASDAQ Stock Market on June 13, 2006 indicating that EVCI is not in compliance with NASDAQ Marketplace Rule 4310(c)(8)(D) (the “Bid Price Rule”) because the closing bid price per share for our common stock was below $1.00 per share for 30 consecutive trading days. EVCI has until December 11, 2006 to regain compliance with the Bid Price Rule. How EVCI can regain compliance and can obtain an extension of 180 days from December 11, 2006 to comply as well as consequences of failing to comply are discussed in this report in Part II, Item 1A. Risk Factors.

•
Joseph Looney resigned as EVCI’s Chief Financial Officer and Richard Goldenberg, EVCI’s former CFO and Interboro’s current CFO, resumed his additional duties as EVCI’s CFO. EVCI is not actively seeking a replacement for Mr. Looney at the current time.

•	The termination of employment of approximately 50 Interboro employees in June 2006 and two EVCI employees will result in an annualized cost savings of approximately $2,300,000.

•	EVCI held its annual stockholders meeting. The results of the voting are disclosed in Part II, Item 4, of this report.

Business Plan

EVCI has been implementing a business plan that, during the first six months of 2006, has resulted in reductions in operating costs on an annualized basis of approximately $4,500,000. EVCI expects additional reductions in operating costs will be made during the remainder of 2006. These reductions are in furtherance of management’s goals of returning Interboro and EVCI to profitability in 2007 and, for the fourth quarter of 2006, EVCI generating positive EBITDA, as defined in EVCI’s bank credit agreement. These goals assume the New York State Education Department’s enrollment caps remain in place.

EVCI is actively engaged in the process of raising debt and equity from institutional investors in a private placement exempt from the registration requirements of federal securities laws. If successful, the proceeds of such a financing could be used, in part, to repay EVCI’s bank debt, of $13,500,000 at June 30, 2006, and to assist EVCI in meeting ongoing regulatory and working capital requirements. If it is unsuccessful in completing a financing, EVCI would need to modify its business plan, reduce operating costs further and/or pursue strategic alternatives by selling assets, among other things. This does not constitute an offer to sell, or a solicitation of an offer to buy, any securities. Any such offer will be made in compliance with federal securities laws.

EVCI’s bank has waived EVCI’s compliance with its financial covenants as of June 30, 2006. However, EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of September 30, 2006, unless EVCI completes the financing by September 30, 2006.

Revenue Recognition

We recognize revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days of revenue recognition. The first and last days of our colleges' three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in revenue for the first, second and third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. Our net revenue and related receivables are reduced for student refunds of tuition.

Student accounts receivable

Student accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts and factors related to the status of each student. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. This non-cash compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). We charged to operations approximately $902,000 for the six months ended June 30, 2006, as a result of the adoption of SFAS No. 123R.

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

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. For the six months ended June 2006, TAP grants represented approximately 32%, and Pell grants represented approximately 40% of our revenue. Other Title IV programs are available to cover a portion of our students’ tuition and other college costs. To cover most of the gap between the amount of available Pell and TAP grants and the cost of attending TCI, its students can obtain Title IV loans. Approximately 29% of TCI’s revenue for its six months ended June 2006 was from the proceeds of Title IV loans.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The SED Draft Report and ensuing events had a material adverse affect on our business in 2005 and the first six months of 2006.

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. TCI and PSB were acquired during 2005 and student enrollments at those colleges are included in our totals beginning with the fall 2005 semester. There were approximately 4,140 full-time students enrolled at our colleges for the 2006 summer semester including approximately 2,200 at TCI and approximately 140 at PSB. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2006, 2005, 2004 and 2003 full-time enrollments by semester:

	2006	2005	2004	2003

Spring	6,160	3,700	2,800	1,850
Summer	4,140	2,650	1,975	1,100
Fall		7,600	3,900	2,300

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

Billing and collections

Student accounts receivable consists of tuition billed but not yet paid by state grants and Title IV aid or by students who are allowed to pay in installments the portion of their tuition and fees that are not covered by state grants and Title IV aid.

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

Approximately 90% of TAP funds relating to the fall and summer semesters is generally collected prior to the end of that semester. Approximately 50% of TAP collections for Interboro’s spring semester is generally not collected until the following October because of a statutory deferral of funds. The same requirement has resulted in the deferral of approximately 24% of TAP collections for TCI’s spring semester. TAP collections include prepayments of TAP made to TCI prior to the start of the semester. Interboro is no longer receiving prepayments of TAP pending the outcome of the ATB rescoring project. Except with respect to the spring semester deferral, TCI and Interboro generally receive the balance of TAP relating to a semester over the two to three months following a semester. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP. TAP payments for the summer semester generally take a longer time to collect.

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

Comparison of the three months ended June 30, 2006 to three months ended June 30, 2005

The following table summarizes our operating results as a percentage of our total revenue for the first quarters of 2006 and 2005:

	Three months ended June 30,
	2006	2005
Total revenue	100.0%	100.0%

Cost of revenue	42.1	31.2
Selling, general and administrative expenses	81.4	64.0
Total operating expenses	123.5	95.2
Income(loss) before provision for income taxes	(26.5)	4.7
Net income (loss)	(26.5)%	3.3%

Total revenue for the second quarter of 2006 increased 53.1% or $5,133,000 to $14,789,000 from $9,656,000 for the second quarter of 2005. Revenue at Interboro decreased by $3,709,000. Revenue from our colleges acquired during 2005 amounted to $8,579,000 at TCI and $263,000 at PSB. The decline in revenue at Interboro reflects the impact of lower enrollment due to increases in admission standards as well as the effects of the SED Draft report, particularly the resulting adverse publicity, and the limitations of Interboro's marketing efforts as a result of the SED enrollment caps. This impact could continue for the foreseeable future.

Full time enrollment increased by 56.2% or 1,490 students to 4,140 in the summer semester of 2006 from 2,650 in the summer semester of 2005. Interboro’s enrollment decreased by 850 students in the summer semester of 2006 as compared to the summer semester of 2005. For the 2006 summer semester student enrollment was 2,200 at TCI and 140 at PSB.

Revenue recognized in the second quarter of 2006 amounted to approximately 49.6% of total revenue attributable to summer 2006 enrollments. Deferred revenue of $8,678,000 at June 30, 2006 will be recognized in the third quarter.

Our colleges offered partial grants totaling $549,000 for the summer semester 2006 as compared to grants of $320,000 in the comparable semester last year. As a result of the grants, second quarter 2006 revenue was reduced by $214,000 and third quarter revenue will be reduced by $335,000. These grants average $257 per student and assist us in improving our student retention rates.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE official cohort default rate is 1.3% for 2003. TCI’s DOE draft cohort default rate is 2.6% for 2004 and it’s not expected to significantly change when the DOE releases the official rate in September 2006. TCI’s future cohort default rates could increase as a result of the increase in numbers of ATB students admitted by TCI since spring 2004. Interboro and PSB do not currently participate in Title IV loan programs.

Cost of revenue increased by 106.8% or $3,219,000 to $6,232,000 for the quarter ended June 30, 2006 as compared to $3,013,000 for the quarter ended June 30, 2005. The increase is due to the cost of revenue incurred by TCI of $3,543,000 and PSB of $59,000, which was offset by a $387,000 decline in Interboro’s cost of revenue. As a percentage of total revenue, cost of revenue increased significantly primarily due to the decline in Interboro’s revenue. In addition, increases in cost of revenue also relate to higher faculty costs at TCI and the additional cost of outsourcing Interboro’s ATB testing, which were offset by cost savings from reductions in Interboro personnel during the first quarter of 2006.

Personnel included in cost of revenue at June 30, 2006 consisted of the following:

	June 30, 2006
	Interboro	TCI	PSB	Total

Adjunct instructors	83	86	6	175
Full-time instructors	63	79	6	148
Tutors and Testers	33	5	-	38
Admissions staff	29	43	4	76
Deans and staff	6	23	-	29
Academic advisors	14	6	-	20
Librarians	10	5	-	15
Total	238	247	16	501

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the second quarter of 2006 and 2005:

	Three months ended June 30,
	2006	2005
Salaries and benefits	31.1%	26.0%
Marketing	13.4	9.7
Depreciation	4.8	4.6
Professional and consulting fees	2.7	2.0
Non cash compensation	3.3	1.0
Other expenses	26.1	20.7
Total	81.4%	64.0%

As a percentage of our total revenue, the increase in selling, general and administrative expenses is mostly due to the decline in Interboro’s revenue.

Salaries and benefits increased by 83.1% or $2,085,000 to $4,593,000 for the quarter ended June 30, 2006 from $2,508,000 for the comparable period a year ago. This increase was primarily due to salaries and benefits from TCI of $1,960,000 and PSB of $154,000. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees. The full effect on selling, general and administrative expenses of the annualized cost savings of approximately $2,300,000 from the reduction in employees at Interboro and EVCI during the second quarter of 2006, will not begin to be realized until the fourth quarter of 2006, as the result of severance obligations.

Marketing costs increased by 110.6% or $1,037,000 to $1,975,000 for the quarter ended June 30, 2006 as compared to $938,000 for the quarter ended June 30, 2005. Included in marketing costs for the quarter ended June 30, 2006 are costs of $1,005,000 from TCI and $41,000 from PSB. Interboro was required to incur more marketing costs than it would otherwise have incurred in an attempt to offset negative publicity resulting from its regulatory problems. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees increased by 108.3% or $210,000 to $404,000 for the quarter ended June 30, 2006 as compared to $194,000 for the quarter ended June 30, 2005. This increase is primarily due to legal and other professional fees incurred in connection with defending the class action and related litigation brought against EVCI, advice regarding Interboro’s ongoing communications with its regulators and ongoing union contract negotiations at Interboro. In addition, $120,000 was incurred by TCI primarily for loan collection services.

Non-cash compensation charges increased by $379,000 to $480,000 for the second quarter of 2006 as compared to $101,000 for the second quarter of 2005. This increase primarily relates to the impact of the adoption of SFAS No. 123R, effective January 1, 2006, which resulted in a $391,000 charge to operations for the value of options granted to employees and directors prior to January 1, 2006. In addition, we recorded a charge of $89,000, during the quarter ended June 30, 2006, for the value of stock grants made to certain executive officers, including in connection with a salary reduction plan.

Depreciation and amortization of property and equipment and intangibles increased by 61.0% or $271,000 to $715,000 for the quarter ended June 30, 2006 from $444,000 for the quarter ended June 30, 2005. This increase is due primarily to depreciation and amortization from TCI of $231,000 and PSB of $68,000.

Other expenses increased by 94.0% or $1,870,000 to $3,860,000 for the quarter ended June 30, 2006 from $1,990,000 for the quarter ended June 30, 2005. This increase consisted primarily of increases in rent, utilities and real estate taxes from TCI of $1,895,000 and PSB of $65,000. Interboro’s other expenses decreased by $50,000 in the second quarter of 2006 as compared to the second quarter of 2005, primarily because of decreases in its bad debt, telephone supply and travel costs that were partially offset by increases in its taxes, rent, utilities, outside maintenance and insurance costs.

Interest and financing costs increased by $436,000 to $484,000 for the three months ended June 30, 2006 as compared to $48,000 for the three months ended June 30, 2005. The increase is primarily due to interest expense and amortization of deferred financing costs associated with the $15,000,000 credit facility originally entered into on September 16, 2005 and amended and restated on March 31, 2006.

As a combined result of the factors discussed above, we incurred a net loss of $3,912,000 for the quarter ended June 30, 2006 as compared to net income of $320,000 for the quarter ended June 30, 2005.

Comparison of the six months ended June 30, 2006 to six months ended June 30, 2005

The following table summarizes our operating results as a percentage of our total revenue for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005
Total revenue	100.0%	100.0%

Cost of revenue	37.0	29.1
Selling, general and administrative expenses	74.4	64.0
Total operating expenses	111.4	93.1
Income(loss) before provision for income taxes	(13.8)	6.6
Net income (loss)	(13.9)%	5.0%

Total revenue for the six months ended June 2006 increased 69.7% or $13,838,000 to $33,688,000 from $19,850,000 for the six months ended June 2005. Revenue at Interboro decreased by $4,909,000. Revenue from our colleges acquired during 2005 amounted to $18,255,000 at TCI and $492,000 at PSB. The decline in revenue at Interboro reflects the impact of lower enrollment due to increases in admission standards as well as the effects of the SED Draft report, particularly the resulting adverse publicity, and the limitations of Interboro's marketing efforts as a result of the SED enrollment caps. This impact could continue for the foreseeable future.

Full time enrollment rose by 62.2% to 10,300 students for the six months ended June 30, 2006 from 6,350 for the six months ended June 30, 2005. Interboro’s enrollment decreased by 1,550 students in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006, enrollment was 5,200 at TCI and 300 at PSB.

Revenue recognized in the six months ended June 30, 2006 amounted to approximately 79.5% of total revenue attributable to those six months enrollments. Deferred revenue of $8,678,000 at June 30, 2006 will be recognized in the third quarter.

Our colleges offered partial grants totaling $1,220,000 for the six months ended June 30, 2006 as compared to $708,000 in grants in the comparable period last year. As a result of the grants in the first and second quarters of 2006, revenue was reduced by $885,000 and third quarter revenue will be reduced by $335,000. These grants average $266 per student and assist us in improving our student retention rates.

Cost of revenue increased by 115.6% or $6,681,000 to $12,462,000 for the six months ended June 30, 2006 as compared to $5,781,000 for the six months ended June 30, 2005. The increase is due to the cost of revenue incurred by TCI of $6,999,000 and PSB of $116,000, which was offset by a $434,000 decline in Interboro’s cost of revenue. As a percentage of total revenue, cost of revenue increased significantly primarily due to the decline in Interboro’s revenue. In addition, increases in cost of revenues also relate to higher faculty cost at TCI, as compared to Interboro, and the additional cost of outsourcing Interboro’s ATB testing, which were offset by cost savings from reductions in Interboro personnel during the first quarter of 2006.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the six months ended June 2006 and 2005:

	Six months ended June 30,
	2006	2005
Salaries and benefits	29.4	26.3
Marketing	9.8	9.2
Depreciation	4.4	4.3
Professional and consulting fees	4.1	2.6
Non cash compensation	2.7	1.0
Other expenses	24.0	20.6
Total	74.4	64.0

As a percentage of our total revenue, the increase in selling, general and administrative expenses is mostly due to the decline in Interboro’s revenue.

Salaries and benefits increased by 89.4 % or $4,677,000 to $9,906,000 for the six months ended June 30, 2006 from $5,229,000 for the comparable period a year ago. This increase was primarily due to salaries and benefits from TCI of $3,982,000 and PSB of $167,000, for the six months ended June 30, 2006. In addition, there were salary increases at Interboro of $250,000 and increases of $203,000 in Interboro and EVCI fringe benefit costs. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees. The full effect on selling, general and administrative expense of the reduction in employees at Interboro and EVCI during the second quarter of 2006 will not begin to be realized until the fourth quarter of 2006 as the result of severance obligations.

Marketing costs increased by 79.7% or $1,461,000 to $3,295,000 for the six months ended June 30, 2006 as compared to $1,834,000 for the six months ended June 30, 2005. Included in marketing costs for the six months ended June 30, 2006 are costs of $1,880,000 from TCI and $61,000 from PSB. Marketing costs at Interboro decreased by $459,000 due to lower advertising expenditures in the first quarter of 2006 as the result of the uncertainty regarding the number of new students SED would permit Interboro to enroll. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees increased by 177.2% or $893,000 to $1,397,000 for the six months ended June 30, 2006 as compared to $504,000 for the six months ended June 30, 2005. This increase is, in part, due to consulting fees incurred in connection with complying with the Internal Control reporting requirements of the Sarbanes Oxley Act of 2002 for the year ended December 31, 2005 of $300,000. The increase is also due to legal and other professional fees of $150,000 related to defending the class action and related litigation brought against EVCI, advice regarding Interboro’s ongoing communications with its regulators, ongoing union contract negotiations at Interboro and accounting fees relating to EVCI’s SEC filings. In addition, $119,000 was incurred by TCI, including $84,000 for loan collection services.

Non cash compensation charges increased by $700,000 to $902,000 for the six months ended June 2006 as compared to $202,000 for the six months ended June 30, 2005. This increase primarily relates to the impact of the adoption of SFAS No. 123R, effective January 1, 2006, which resulted in a $782,000 charge to operations for the value of options granted to employees and directors prior to January 1, 2006. In addition, we recorded a charge of $118,000 during the six months ended June 30, 2006, for the value of stock grants made to certain executive officers, including in connection with a salary reduction plan.

Depreciation and amortization of property and equipment and intangibles increased by 71.8% or $616,000 to $1,474,000 for the six months ended June 30, 2006 from $858,000 for the six months ended June 30, 2005. This increase is mostly attributable to depreciation and amortization from TCI of $461,000 and PSB of $135,000.

Other expenses increased by 98.4% or $4,014,000 to $8,093,000 for the six months ended June 30, 2006 from $4,079,000 for the six months ended June 30, 2005. This increase consisted primarily of increases in rent, utilities and real estate taxes from TCI of $4,091,000 and PSB of $142,000. Interboro’s other expenses decreased by $122,000 in the first six months of 2006, as compared to the first six months of 2005, primarily because of decreases in its bad debt, telephone, supply and travel costs that were partially offset by increases in its rent, utilities, outside maintenance and insurances costs.

Interest and financing costs increased by $819,000 to $922,000 for the six months ended June 30, 2006 as compared to $103,000 for the six months ended June 30, 2005. The increase is primarily due to interest expense and amortization of deferred financing costs associated with EVCI's $15,000,000 credit facility originally entered into on September 16, 2005 and amended and restated on March 31, 2006.

As a combined result of the factors discussed above, we incurred a net loss of $4,678,000 for the six months ended June 30, 2006 as compared to net income of $987,000 for the six months ended June 30, 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we expensed $5,606,000 from our operating activities, and expended $1,500,000 in repayment of notes payable to our bank and $948,000 on purchases of property and equipment. At June 30, 2006, we had cash and cash equivalents of approximately $1,654,000 and negative working capital of $188,000.

Our second and third quarters normally provide the least amount of cash from operations because of the seasonality of our business, particularly during June, July and August. This normally low point in our liquidity is being exacerbated by our net losses and the payment of interest and principal on our bank debt. Furthermore, Interboro is not receiving prepayments of TAP funds pending the outcome of the Interboro ATB test rescoring mandated by the U.S. Department of Education. We believe not receiving TAP prepayments will delay Interboro’s receipt of those TAP disbursements for up to eight weeks. In combination, these factors are currently straining our liquidity. Our third quarter liquidity needs should be satisfied by anticipated cash flow from operations.

We believe that cash generated by our operations should be sufficient to satisfy our operating cash needs during the fourth quarter of this year. However, the outcome depends on whether and, the extent to which, our current assumptions regarding our enrollments for the fall 2006 semester and cash position are affected by the risk factors discussed in Item 1 A. of this report. Accordingly, we are actively seeking additional financing that could be used, if we are successful, to refinance our bank debt and provide additional equity prior to September 30, 2006.

Our principal bank credit facility is a $15,000,000 collateralized borrowing under an Amended and Restated Credit Agreement which was entered into on September 15, 2005, amended and restated on March 31, 2006 and further amended as of April 30, 2006 and June 26, 2006. This facility includes a revolving line of credit of up to $2,000,000 and a $13,000,000 term loan. All borrowings are secured by substantially all of our assets. The revolver matures on July 1, 2007 and the term loan matures on October 1, 2007.

On June 30, 2006, our outstanding borrowings were $2,000,000 under the revolving credit facility and $11,500,000 under the term loan. The term loan requires a principal repayment of $500,000 on September 30, 2006. Principal repayments of $625,000 each are required on December 31, 2006, March 31, 2007 and June 30, 2007, leaving a principal balance due under the term loan of $9,125,000 at maturity on October 1, 2007. Interest is computed at LIBOR plus 3.25% through June 30, 2006. Interest is computed at prime plus 3.00% from July 1, 2006. The weighted average interest rate on loans outstanding at June 30, 2006 was 8.32%. The credit agreement requires, among other things, the maintenance of several financial covenants and ratios including, senior funded debt to EBITDA, minimum EBITDA and fixed charge coverage. On March 31, 2006, the Amended and Restated Credit Agreement waived prior defaults and financial covenants for the remaining term were reset. On August 9, 2006, the bank waived defaults, as of June 30, 2006, in financial covenants in the agreement relating to EVCI’s minimum EBITDA and fixed charge coverage ratio. EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of September 30, 2006, unless EVCI completes a financing by September 30, 2006.

The uncertainties relating to EVCI's ability to successfully complete a financing or, in the alternative, sell assets, obtain waivers of compliance with financial covenants from its bank, and successfully implement its business plan of returning to profitability while satisfying the requirements of its regulators, including as described in Note 6 to the financial statements included in this report, could raise doubt about EVCI's ability to continue its operations.

Our commitments for capital expenditures include approximately $900,000 to make improvements required by the lease at Interboro’s main campus. In addition, we expect to spend approximately $400,000 during 2006 in connection with improvements agreed to with SED and we expect to spend approximately $600,000 in capital improvements at TCI to fulfill a commitment to Middle States.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2006:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 years	3-5 years	More than 5 years

Revolving line of credit	$2,000	$2,000	$–	$–	$–
Long-Term Debt	12,238	2,532	9,706	–	–
Capital leases	622	325	229	68	–
Operating leases	40,145	5,320	15,062	14,329	5,434

Total contractual cash obligations	$55,005	10,177	24,997	14,397	5,434

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for the quarter ended June 30, 2006 by approximately $36,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. During the quarter ended June 30, 2006 we have taken actions, discussed below, to remedy previously identified material weaknesses.

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be in our periodic SEC filings within the required time, subject to completing the remediation discussed below.

Internal Control Over Financial Reporting

As previously disclosed in our Form 10-K/A (Amendment No. 2), management concluded that its internal control over financial reporting for Interboro and EVCI was not effective as of the end of the period covered by our Form 10-K because of the following identified material weaknesses:

Control Environment

We did not maintain an effective internal control over financial reporting related to our entity level control environment. Specifically, the charter for our audit committee stated that we have an internal audit function when we did not have an internal audit function. We maintain an internal compliance function primarily to ensure compliance with government financial aid regulations. We found that management’s communication to Interboro employees of relevant internal controls, such as the availability and use of the ethics hotline, did not appear to be effective. Additionally, our internal control documentation and testing process was delayed for a number of reasons which resulted in inadequate time to complete the documentation and testing process prior to year end and still provide enough time to remediate identified significant deficiencies and material weaknesses.

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

During the fourth quarter of 2005, we outsourced the testing process for student eligibility. Since this control was implemented late in the year, testing of the operational effectiveness of this control could not be completed.

Our process for estimating revenue recognized and collectability of receivables was not adequately documented which could result inappropriate fluctuations in reporting for interim financial periods.

Cash Management

We lacked segregation of duties in the accounting and finance area in that certain personnel had the ability to initiate, approve and execute online and offline banking activities.

Property Plant and Equipment

We lacked controls over fixed assets in that there was no documented process for monitoring the authorization of capital expenditures. In addition, fixed asset documentation did not include a detailed listing of assets and no periodic physical inventory of fixed assets had taken place.

Remediation

Except as noted, during the quarter ended June 30, 2006, we took the following actions to remedy the material weaknesses described above:

Control Environment:

•      Effective April 26, 2006, EVCI’s audit committee charter was amended to delete references to an internal audit function.

•      Written communications were disseminated reminding employees of compliance issues and continued monitoring by regulators.

•      EVCI’s head of compliance was authorized to develop and implement new programs using undercover personnel to test Interboro’s compliance with regulations relating to Interboro’s enrollment processes.

•      All Interboro personnel were sent another copy of EVCI’s Business Conduct Policies, which contains information about reporting knowledge or suspicion of violations of those policies using EVCI’s 24 hour toll free Ethics Hotline.

•      The internal file review at Interboro (starting with spring 2006 and working backwards) has been suspended in order to provide additional resources for the ATB test rescoring project. We anticipate this internal file review will resume in the fourth quarter 2006.

•      Interboro began installing a document scanner that will be used to convert student records to electronic format. We expect the scanner will be functional beginning with the fall 2006 semester.

Revenue and Student Accounts Receivable:

•
We mitigated the risk that students could be incorrectly entered into our automated system by requiring the validation of student information by at least two separate departments. We also mitigated the risk of students improperly receiving federal and state financial aid by instituting a multi-step process to more quickly identify these students who have become ineligible for financial aid as a result of poor attendance or academics.

•
The internal file review at Interboro (starting with spring 2006 and working backwards) has been suspended in order to provide additional resources for the ATB test rescoring project.  We anticipate this internal file review will resume in the fourth quarter 2006.

•      We implemented and began documenting new procedures for estimating the collectibility of Interboro’s accounts receivable.

Cash Management:

We expect that during the third quarter of 2006, we will complete the process of implementing new controls to limit the ability of personnel to initiate and execute cash transactions without proper approval.

Property Plant and Equipment:

A new fixed asset monitoring system that was installed at Interboro was tested in the second quarter and should become fully operational during the third quarter of 2006. The new system tracks individual asset additions and deletions and aids in the computation of periodic depreciation.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Forward-looking Statements and Risk Factors

Statements and financial discussion and analysis by our management contained in this 10-Q that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. Some of those risk factors supplement or modify the more detailed risk factors included in our Form 10-K/A, Amendment No.2, for the year ended December 31, 2005 and our form 10-Q for the quarter ended March 31, 2006. If any of the following or other risks actually occurs, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

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

Since January 2005, a program review has been conducted by the U.S. Department of Education of Interboro’s compliance with respect to Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004 and 2004/2005.

On April 10, 2006, EVCI announced that Interboro received the DOE's draft report of the results of the program review. The DOE draft report indicated that the program review covered approximately $26 million of Title IV grants made during the three year review period.

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

We have determined that approximately 10,000 ATB tests must be rescored. We are in a continuing dialogue with the DOE regarding the logistics of this rescoring project and our progress. The DOE has agreed to extend the deadline to complete the rescoring to October 15, 2006.

We also determined and advised the DOE that the amount of Title IV grants made during the review period is $37.9 million. This includes $1.7 million made in 2004/2005 where, according to the DOE draft report, there were no students in its sampling that were accepted in 2004/2005 who did not pass the ATB test.

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

If the disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt and foreclose on our assets.

•	We face several risks if we are unable to obtain additional financing.

Management is actively seeking debt and equity financing, in a private placement to institutional investors, that could be used, in part, to repay our bank debt of $13.5 million at June 30, 2006. The financing could also be used to assist us in meeting ongoing regulatory and working capital requirements while we continue to implement our plan to return EVCI to profitability. Our stock price, recent losses, regulatory problems, adverse publicity and other risks disclosed or referred to in this report significantly increase the difficulty and cost of raising additional capital for EVCI at this time. Accordingly, it is not possible for us to predict if and when we will be able to complete this financing and the terms of any financing if we are unsuccessful. If we are successful in completing the financing, we face the following risks:
•	We would have to modify our business plan, reduce operating costs further and/or pursue strategic alternatives by selling assets, among other things.
•
Because we probably would be in default under our credit agreement, the lender could take the action described in the risk below captioned “Our failure to repay amounts outstanding under our amended and restated credit agreement when due would entitle our bank to foreclose on our assets.”

•	In addition, doubt could be raised about our ability to continue our operations.

•	Our failure to satisfy specific financial responsibility standards established by federal and New York state regulators could have a material adverse effect on us.

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

Disallowances resulting from the rescoring of the ATB tests requested by the DOE, or other losses, could reduce Interboro’s or EVCI’s composite scores to a level where they must demonstrate their financial responsibility by other means. EVCI is actively seeking financing, and taking other measures, that, would enable it to demonstrate its and Interboro’s financial responsibility to the DOE and the New York State Education Department. However, if it is unsuccessful in these efforts, EVCI could be forced to take measures that could include selling assets on terms that will probably be unfavorable to EVCI.

•	A future TAP audit could result in Interboro or TCI being required to make material refunds of TAP grants and EVCI being required to reduce its operating income by the full amount of those refunds.

•	Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s and TCI’s ability to operate and grow.

ATB students comprise approximately 94% of Interboro’s current enrollment and approximately 43% of TCI’s current enrollment. They are students who entered Interboro or TCI without a high school diploma or a GED because they achieved a minimum score, or a higher score set by the college, on a test approved by the DOE that demonstrates that they have the “ability to benefit” from a college’s program of study.

There is a long-standing debate over the extent to which taxpayer money should be spent educating ATB students. It is a politically charged issue that most greatly affects African-American and Hispanic students dealing with the challenges endemic to poverty. Governor Pataki’s budget proposal to require colleges to finance student tuition until 24 credits have been earned by the student specifically targeted ATB students. That proposal was defeated by the New York State Legislature.

SED has recently requested comments on potential policy and regulatory changes designed to strengthen admissions policies of colleges. These changes would especially target ATB students. SED could seek to increase the minimum passing grade on the CPAt, the ATB test that is widely used in New York State by two year colleges, or require colleges to use another ATB test that might result in fewer TCI and Interboro enrollment applicants achieving passing scores. These or any other change that materially limit Interboro’s and TCI’s ability to enroll ATB students or the availability of financial aid to ATB students, could jeopardize their ability to continue in business unless they are able to convert their business models to accommodate the change. Even if Interboro and TCI were successful, in the interim EVCI’s financial condition and results of operations would, most likely, be materially and adversely affected. Interboro’s and TCI’s plans to recruit more high school graduates, so that they are less dependent on ATB students, may not be successful.

•	Our failure to repay amounts outstanding under our amended and restated credit agreement when due would entitle our bank to foreclose on our assets.

Under our amended and restated credit agreement, $13,500,000 of bank debt was outstanding at June 30, 2006. Repayment of this debt is secured by substantially all of our assets. We are required to pay interest monthly and to make quarterly principal payments on the term loan portion that increase from $500,000 to $625,000. On July 1, 2007, all $2,000,000 of the revolving credit portion of the debt matures. On October 1, 2007, the remaining principal of $9,125,000 of the term loan matures.

We have received waivers from the bank of our failure to meet financial covenants, most recently with respect to covenants tested at June 30, 2006. We expect we will need to request, waivers of defaults in the future, including financial covenants tested at September 30, 2006. It cannot be determined at this time whether or not we will receive these waivers. Accordingly, we are actively seeking debt and equity financing that could be used, in part, to repay our bank debt prior to September 30, 2006. However, it is not possible for us to predict if and when we will be able to complete the financing and the terms of any financing if we are successful. If we are not successful in completing the financing and we are in default under the agreement, the lender could declare all amounts outstanding under it to be due and payable immediately, could seek to collect these amounts and could foreclose on the assets securing the debt. We believe that a risk of foreclosure by the bank is not as likely to occur as our having to pursue the strategic alternative of selling assets because of the regulatory issues that would arise in a foreclosure.

•	Over the longer term, we expect enrollments at, and earnings of, our colleges to grow at a much slower rate than they have since we acquired Interboro.

•	If Interboro is unable to improve its persistence and graduation rates to levels SED deems acceptable, the Board of Regents may deny or adversely condition Interboro’s reaccredidation.

•	A new TAP requirement relating to accelerated study could have a material adverse impact on our revenue and retention and graduation rates.

In April 2006, the New York State budget law made changes to the method in which colleges must determine the eligibility for certain TAP payments. A third consecutive TAP payment in any 12-month period is an “accelerated” payment. The new provision requires that in order to receive an accelerated payment, an institution must certify, along with other TAP eligibility standards, that the student earned 24 credits in the prior two semesters.

Both TCI and Interboro enroll many students who begin their programs of study with remediation in English and/or mathematics. Under the new accelerated TAP provisions, many remedial and ESL students will lose eligibility for a third consecutive TAP payment. Interboro and TCI are developing new strategies to help students secure 24 credits before their third semester. If these new strategies are unsuccessful, both colleges would experience revenue declines. Many students who do not meet the 24 credit requirement prior to their third semester would have to wait until the next semester to resume their degree because they depend on TAP financial aid. A portion of the impact could be a deferral of revenue to a later semester and the balance could be lost altogether as a result of students not resuming their studies. We cannot currently estimate how this new TAP requirement might negatively affect our revenue or our retention and graduation rates.

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

Rules of the NASDAQ Stock Market require us to maintain a minimum closing bid price for our common stock of $1.00 per share. If our common stock trades for 30 consecutive business days below the applicable minimum closing bid price requirement, Nasdaq will send a deficiency notice to us, advising that we have 180 calendar days to regain compliance with the minimum bid price. We received such a notice on June 13, 2006. We must then maintain compliance for a minimum of 10 consecutive business days prior to December 11, 2006. Under certain circumstances, Nasdaq may require maintenance of a $1.00 minimum bid price for more than 10 days.

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

The efforts of Dr. Arol I. Buntzman, chairman of EVCI and chairman and chancellor of Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI, chief executive officer and vice chairman of Interboro and co-chairman of TCI, and chief executive officer and president of PSB, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance for EVCI’s benefit on the life of Dr. Buntzman in the amount of $2.0 million and on the life of Dr. McGrath in the amount of $1.5 million. We have an employment agreement with Dr. Buntzman expiring December 31, 2007 and an employment agreement with Dr. McGrath expiring December 31, 2008.

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

•	Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect Interboro and TCI.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	A change of control of EVCI could adversely affect our college’s receipt of Pell and TAP funds.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

•	Our share price has ranged greatly since we went public and may be very volatile in the future.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

Item 4. Submission of Matters to a Vote of Security Holders

At EVCI’s annual meeting held on June 20, 2006 the stockholders voted to approve all of management’s proposals as follows:

1.	To elect three members of Class 1 of our Board of Directors to serve for three year terms:

    Name                                         Votes for                                        Votes Against/ Withheld
    Dr. Arol Buntzman                   9,746,362                                                     1,200,469
                Philip M. Getter                      10,286,880                                                        659,951
                Dr. Donald Grunewald             9,641,423                                                    1,305,408

2.	To ratify the selection of Goldstein Golub Kessler LLP as our independent auditors for the 2006 fiscal year.

                Votes for                              Votes Against                                                Abstained
                10,583,332                                    24,203                                                          339,286

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
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
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of June 30, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48**	--	Second Amendment made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49**	--	Waiver Agreement made August 9, 2006 relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
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

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)
                    _______________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed June 30, 2006
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006

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
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of June 30, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of April 30, 2006.

10.48**	--	Second Amendment made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of April 30, 2006.

10.49**	--	Waiver Agreement made August 9, 2006 relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.
99.6[30	--
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

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.
[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed June 30, 2006
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.