Form 10-Q
period 2006-09-30
EVCI Career Colleges Holding Corp
filed 2006-11-14
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,689,618 shares as of November 10, 2006.

Table of Contents

Part I

Financial Information

Page

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited)	1

Condensed Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	2

Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Overview and Critical Accounting Policies	16

Comparison of the three months ended September 30, 2006 and 2005	23

Comparison of the nine months ended September 30, 2006 and 2005	26

Financial Condition, Liquidity and Capital Resources	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II

Other Information

Item 1A. Risk Factors	32

Forward-looking Statements and Risk Factors	32

Item 6. Exhibits	38

Signatures	47

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(unaudited)	audited
ASSETS

Current assets:
Cash and cash equivalents	$3,926,676	$9,273,206
Student accounts receivable, less allowance for doubtful accounts
of $7,717,337 and $2,449,488 respectively	21,130,562	6,125,927
Other receivables	367,181	284,021
Prepaid income taxes	329,182	93,629
Prepaid expenses and other current assets	763,745	778,204
Total current assets	26,517,346	16,554,987

Property and Equipment - net	6,558,072	6,789,683
Intangible assets	12,177,316	12,832,881
Goodwill	5,320,121	5,072,375
Deferred income tax asset, net of valuation allowance of $2,037,500	5,557,500	5,557,500
Other assets	2,958,253	3,179,051
Total Assets	$59,088,608	$49,986,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,614,567	$4,629,163
Revolving credit line	2,000,000	2,000,000
Deferred tuition revenue	20,692,392	3,347,608
Current portion of capital lease obligation	332,226	311,821
Current portion of notes payable	11,245,357	2,625,000
Total current liabilities	42,884,542	12,913,592

Capital lease obligation, net of current portion	211,108	466,743
Notes payable, net of current portion	822,161	10,375,000
Deferred rent	1,016,403	868,065
Total liabilities	$44,934,214	$24,623,400

Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	-	-
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and outstanding 12,689,618 and 12,329,603 shares, respectively	1,269	1,264
Additional paid-in capital	52,565,811	51,030,320
Accumulated deficit	(38,412,686)	(25,668,507)
Stockholders' equity	14,154,394	25,363,077
Total Liabilities and Stockholders' Equity	$59,088,608	$49,986,477

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Net revenue	$12,143,985	$9,962,420	$45,579,193	$29,702,668
Other income	141,759	137,485	394,978	247,462

Total revenue	12,285,744	10,099,905	45,974,171	29,950,130

Operating expenses:
Cost of revenue	5,830,508	3,553,572	18,292,740	9,334,351
Selling, general and administrative	11,112,899	8,124,036	36,180,407	20,830,463
Loss on settlement of tuition disallowance	2,700,000	-	2,700,000	-
Total operating expenses	19,643,407	11,677,608	57,173,147	30,164,814

Loss from operations	(7,357,663)	(1,577,703)	(11,198,976)	(214,684)

Other income (expense):
Interest and financing costs	(571,026)	(66,027)	(1,493,440)	(169,680)
Interest income	14,257	30,931	129,596	78,681

Loss before provision for income taxes	(7,914,432)	(1,612,799)	(12,562,820)	(305,683)
Provision for income taxes	-	(120,000)	30,000	200,000
Net loss	$(7,914,432)	$(1,492,799)	$(12,592,820)	$(505,683)

Net income per common share:
Basic	$(0.64)	$(0.12)	$(1.01)	$(0.04)
Diluted	$(0.64)	$(0.12)	$(1.01)	$(0.04)

Weighted average number of common shares outstanding;
Basic	12,458,166	12,432,867	12,441,640	12,412,218
Diluted	12,458,166	12,432,867	12,441,640	12,412,218

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(12,592,820)	$(505,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,605,330	1,403,521
Bad debt expense	1,428,277	300,000
Non cash compensation expense	1,364,870	302,976
Changes in operating assets and liabilities;
Increase in students accounts receivable	(16,432,912)	(5,012,805)
Increase in prepaid income taxes	(235,553)
Increase in prepaid expenses and other current assets	(68,701)	(47,289)
(Increase)/decrease in other assets	9,303	(35,992)
Increase/(decrease) in accounts payable and accrued expenses and income taxes payable	3,685,404	(1,378,485)
Increase in deferred tuition revenue	17,344,784	9,615,916
Increase in deferred rent	148,338	41,136
Net cash provided by (used in) operating activities	(2,743,680)	4,683,294

Cash flows from investing activities:
Purchases of property and equipment	(1,262,453)	(2,417,652)
Deposits required	(10,000)	(1,042,940)
Deposits returned	55,330	-
Escrow funds received from Interboro previous sharehlolder	52,253	-
Cash paid on acquisitions net of cash received of $1,176,709	-	(15,552,922)
Net cash used in investing activities	(1,164,870)	(19,013,514)

Cash flows from financing activities:
Principal payments on capital lease obligation	(235,230)	(599,188)
Principal payment on notes payable	(2,000,000)	(605,425)
Proceeds from issuance of debt	-	15,000,000
Financing costs related to bank agreement	(289,535)	(780,000)
Proceeds from refinancing of equipment	1,067,518
Proceeds from exercise of options and warrants	19,267	703,917
Net cash provided by used in financing activities	(1,437,980)	13,719,304

Net decrease in cash and cash equivalents	(5,346,530)	(610,916)
Cash and cash equivalents at beginning of period	9,273,206	10,504,308
Cash and cash equivalents at end of period	$3,926,676	$9,893,392

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,493,440	$126,781
Income taxes	$265,553	$135,501

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations incurred in the acquisition of equipment	$-	$591,111
Purchase Price Adjustment	$300,000	$300,000

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

EVCI is working to complete a private placement of equity to institutional investors in a transaction exempt from the registration requirements of federal securities laws. Simultaneously, EVCI is working to complete amendments to its bank credit agreement to, among other things, use a portion of the proceeds of the equity financing to reduce the bank debt, restructure the revolver and term loan and reset the financial covenants. Definitive agreements are being negotiated in accordance with non-binding term sheets and these transactions are targeted to close by December 15, 2006. Accordingly, the financial statements included in this report do not reflect the effect of these transactions. References to the private placement included in this report do not constitute an offer to sell, or a solicitation of an offer to buy, any securities.

EVCI provides on-campus career college education through its subsidiaries.

Interboro. We acquired Interboro in January 2000. Interboro offers college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Interboro also has a college site in Yonkers, New York that, starting with the spring 2006 semester, is not accepting new students unless and until the New York State Education Department (“SED”) approves Yonkers as an extension center in the future, except to the extent enrollment does not exceed approximately 35 full-time students. Each of these sites has an annex that became operational for the fall semester of 2004. Interboro opened additional annexes in Flushing and Washington Heights at the beginning of the fall 2005 semester. Interboro is accredited by the New York State Board of Regents. Interboro’s 2006 fall semester enrollment was approximately 2,750 students.

TCI. We acquired TCI on September 16, 2005. TCI offers two-year Associate Degree and Certificate Programs with an emphasis on technology. The main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby annex. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education, which must approve TCI’s change of control to EVCI. The Middle States Commission on Higher Education is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s fall 2006 semester enrollment was approximately 3,120 students.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. In 2007, PSB expects to seek authorization to award the Associate in Special Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2006 fall 2006 semester enrollment was approximately 220 students.

EVCI has been implementing a business plan that, during the first nine months of 2006, has resulted in reductions in operating costs on an annualized basis of approximately $4.5 million before giving effect to increases in personnel costs of $200,000 in the fourth quarter of 2006. These reductions are in furtherance of management’s goals of returning Interboro and EVCI to profitability in 2007 and, for the fourth quarter of 2006, EVCI generating positive EBITDA, as defined in EVCI’s bank credit agreement. These goals assume the New York State Education Department’s enrollment caps remain in place.

EVCI’s bank has waived EVCI’s compliance with its financial covenants relating to minimum EBITDA and fixed charge coverage ratio as of September 30, 2006. However, EVCI expects it will need to request waivers of financial covenants in its bank credit agreement that will be tested as of December 31, 2006, unless EVCI completes the private placement and restructuring of its bank debt by December 31, 2006.

The uncertainties described above relating to EVCI’s ability to successfully complete a financing or, in the alternative, sell assets, obtain waivers of compliance with financial covenants from its bank, and successfully implement its business plan of returning to profitability while satisfying the requirements of its regulators, including as described in Note 7, could raise doubt about EVCI’s ability to continue its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142 “Goodwill and other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets with indefinite lives be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the impairment test requires judgment, including identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. EVCI tests goodwill and the TCI tradenames (to which it has assigned an indefinite life) in EVCI’s fourth quarter, unless an event occurs that would cause EVCI to believe their value is impaired at a different point in time.

Generally, in evaluating whether there has been impairment, EVCI estimates and discounts the sum of the expected future cash flows derived from the reporting unit. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment charge. EVCI used the discounted cash flow method to determine its goodwill has not been impaired as of September 30, 2006.

 In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will complete our review of this new standard to determine its effects, if any, on our results of operations or financial position included in our year end financial statements.

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

Note 2 - Stockholders’ Equity

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
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average number of common shares outstanding*	12,458,166	12,432,867	12,441,640	12,412,218

Effect of assumed exercise of outstanding options	-	-	-	-

Effect of assumed exercise of outstanding warrants	-	-	-	-

Diluted weighted average number of shares of common stock outstanding	12,458,166	12,432,867	12,441,640	12,412,218

Restricted shares, options and warrants not included above**	2,351,327	2,318,594	2,351,327	2,318,594

*   Excludes unvested stock grants to officers and employees of 230,084 shares in 2006.
** Not included because their effect would be anti-dilutive.

Stock Grants

On March 6, 2006, certain officers and other employees of EVCI and Interboro elected to participate in a salary reduction plan. For their agreements to reduce base salary for the period from March 1, 2006 through December 29, 2006, they received aggregate grants of 146,584 shares (equaling the dollar amount of the salary reduction) of restricted EVCI common stock under EVCI’s Amended and Restated 2004 Incentive Stock Plan (the “2004 Plan”). Originally, the shares were to vest on December 29, 2006, provided the employee was continuously employed by EVCI through that date. On November 1, 2006, EVCI’s board of directors approved the accelerated vesting of all of the shares to November 1, 2006. The fair market value of the restricted stock on the date of grant was $204,000. However, the charge to operations in 2006 will be $181,000 because one employee’s grant of 16,500 shares was forfeited when he left EVCI.

In addition, effective March 1, 2006, EVCI's general counsel and vice president for corporate affairs was granted 100,000 shares of restricted stock under the 2004 Plan. Originally the shares were to vest and become non-forfeitable on a cumulative basis as to 50,000 shares on December 29, 2006 and 25,000 shares on each February 28, 2008 and 2009 provided the officer has been continuously employed by EVCI. On November 1, 2006, EVCI’s board of directors approved the accelerated vesting of the first 50,000 shares to November 1, 2006. The fair market value of the stock on the date of grant was $139,000 and will be charged to operations over the vesting period.

The charge to operations in connection with these grants was $73,000 for the three month period ended September 30, 2006 and $192,000 for the nine month period ended September 30, 2006.

The charge to EVCI’s earnings for the full year of 2006 will not materially change as a result of the acceleration of vesting to November 1, 2006 of the restricted stock grants.

Stock Options

During the first quarter of 2006, an aggregate of 40,000 options were granted to our independent directors at an exercise price of $1.39 per share. During the second quarter 2006, 15,000 options were exercised by our independent directors at an average price of $0.74 per option. During the third quarter 2006, 11,667 options were exercised by our directors at an average price of $0.70 per share.

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment.” Prior to January 1, 2006, EVCI accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Therefore, EVCI measured compensation expense for its stock option plans using the intrinsic value method, which is the excess, if any, of the fair market value of EVCI’s stock at the grant date over the amount required to be paid to acquire the stock. EVCI provided the disclosures required by SFAS Nos. 123 and 148. EVCI has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the second quarter of fiscal year 2006 includes:

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

As a result of the adoption of SFAS No. 123R, EVCI’s net loss for the nine months ended September 30, 2006 includes $1,365,000 of non-cash compensation expense related to EVCI’s grants of stock and options.

The compensation expense related to all of EVCI’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to EVCI’s adoption of SFAS No. 123R, EVCI presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on EVCI’s consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from the tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

At September 30, 2006, EVCI had two stock option plans. In October 1998, the board of directors of EVCI adopted an incentive stock option plan, amended in December 2002, under which 844,500 shares of common stock were reserved for future issuance through September 30, 2008. The plan provides for grants of incentive stock options, nonqualified stock options and shares of common stock to employees, non-employee directors and others. The option price is determined by the administrator of the plan but cannot be less than the fair market value at the date of grant of the shares underlying incentive stock options. Vesting of options and stock awards and certain other conditions are determined by the plan administrator, which is EVCI’s board of directors or a committee of the board. At September 30, 2006, there were 844,500 options outstanding under this plan. On October 24, 2006, 36,833 of these options were cancelled and replaced with options to purchase 12,266 shares of common stock as part of the plan described in Note 7.

In July 2004, our stockholders adopted the 2004 Plan, under which 1,200,000 shares of common stock were reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The number of shares available for future issuance under the 2004 Plan was increased to 1,700,000 in June 2005. The 2004 Plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI’s common stock to employees, non-employee directors and consultants. The option price cannot be less than the fair market value of EVCI’s shares on the date of grant. Granted options generally vest in three years beginning one year from the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. At September 30, 2006 there were 1,054,505 options outstanding under this plan. On October 24, 2006, 903,572 of these options were cancelled and replaced with options to purchase 236,784 shares of common stock as part of the plan described in Note 7.

As an inducement to become an officer and employee of EVCI, in January 2004, the board of directors granted EVCI’s general counsel and vice president for corporate affairs five-year nonqualified stock options to purchase 90,000 shares of EVCI’s common stock at $4.70 per share. The options were granted otherwise than under a plan approved by stockholders pursuant to a Nasdaq exemption. The options became fully vested on December 31, 2005. The market value of EVCI’s common stock on the grant date was $5.66. In connection with this below market grant, $32,000 was charged to operations during the nine months ended September 30, 2005. There are no expenses related to these options in 2006. On October 24, 2006, these options were cancelled and replaced with options to purchase 45,000 shares of common stock as part of the plan described in Note 7.

In July 2004, our stockholders approved the grant of five-year nonqualified stock options to EVCI’s chairman, chief executive officer and president and chief financial officer to purchase a total of 181,131 shares of common stock at $4.70 per share. The options vest in three equal annual installments commencing November 11, 2004. The market value of EVCI’s common stock on the grant date was $10.70. In connection with this below market grant $271,000 was charged to operations for the nine months ended September 30, 2005. On October 24, 2006 these options were cancelled and replaced with options to purchase 60,317 shares of common stock as part of the plan described in Note 7.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2006 and 2005. There were no options granted in the 3rd quarter of 2005 or 2006:
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Risk free interest rate	5%	3.25% to 3.75%	5%	3.25% to 3.75%

Expected volatility of common stock	92%	62%	92%	62%

Dividend yield	0%	0%	0%	0%

Expected option term	4 years	3 to 5 years	4 years	3 to 5 years

The risk-free interest rate is based upon the current 5 year U.S. Treasury bill rate on the date of grant. The expected volatility is based on the historical volatility of EVCI’s stock.

A summary of the status of our stock option plans as of September 30, 2006 and of changes in options outstanding under the plans during the nine months ended September 30, 2006 is as follows:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,017,923	$5.11
Options granted	40,000	1.39
Options exercised	(26,667)	0.72
Options forfeited or expired	(42,351)	6.61
Options outstanding at September 30, 2006	1,988,905	$5.08	2.82	$8,789,000
Options vested and exercisable at September 30, 2006	1,459,587	$4.27	2.3	$5,269,000

The weighted average fair value of each option granted during the first nine months of fiscal years 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $0.94 and $8.17 per option, respectively.

A summary of the status of our non-vested options as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)
Non-vested Options at December 31, 2005	818,655	$7.25
Options granted	40,000	1.39
Options vested	(302,670)	5.96
Options forfeited or expired	(26,666)	6.94
Non-vested options at September 30, 2006	529,319	$7.31	3.56

As of September 30, 2006, there was $1.4 million of unrecognized compensation cost related to non-vested stock option awards, which substantially is expected to be recognized over a remaining weighted average vesting period of 3.0 years as a result of the option surrender and replacement plan described in Note 7.

For the nine months ended September 30, 2005, EVCI had elected to apply the then current accounting rules under Opinion No. 25 and related interpretations in accounting for stock options and accordingly, presented the disclosure-only information as required by SFAS No. 123. If EVCI had elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS No. 123, our net loss per common share would approximate the pro forma amounts shown in the following table:

	Three Months Ended	Nine Months Ended
	9/30/05	9/30/05

Reported net loss	$(1,492,799)	$(505,683)
Add: Stock based compensation expense included in recorded net income, net of related tax effects	100,992	302,976

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(284,551)	(848,653)

Pro forma net loss	$(1,676,358)	$(1,051,360)

Reported net loss per common share:
Basic	$(0.12)	$(0.04)
Diluted	$(0.12)	$(0.04)

Pro forma net loss per common share:
Basic	$(0.13)	$(0.08)
Diluted	$(0.13)	$(0.08)

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

Pennsylvania School of Business, Inc.

On January 11, 2005, we acquired for $670,000 the outstanding shares of Information Computer Systems Inc., which subsequently changed its name to Pennsylvania School of Business, Inc. Approximately $640,000 of the purchase price has been allocated to the school’s authority to operate under state law and by its accrediting agency. This amount is reflected on our balance sheet as an intangible asset and will be amortized on a straight line basis over five years. Amortization began in September 2005 upon the commencement of operations of PSB's new location in downtown Allentown, PA. Amortization expense was $40,000 for the three months ended September 30, 2006 and $120,000 for the nine months ended September 30, 2006.

Technical Career Institutes, Inc.

On September 16, 2005, EVCI acquired all of the outstanding common shares of TCI. The results of TCI’s operations have been included in our consolidated financial statements since that date. The consideration for the acquisition consisted of $16,067,000 of cash, including transactions, costs plus the assumption of $15,426,000 of liabilities. Payment of the purchase price was derived from $14,220,000 of proceeds from a new credit facility as well as cash from our current balances.

As of September 1, 2006, we have accrued $300,000, which is the amount that EVCI would be responsible for in connection with claims against the former owners of TCI for their breaches of representations and warranties in the TCI stock purchase agreement. Under the purchase agreement, claims in excess of $300,000 but not exceeding $3,000,000 would be indemnifiable by those owners and recoverable out of an escrow of $3,000,000. This accural is accounted for as an adjustment to the purchase price for TCI and is included as an increase to goodwill as of September 30, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values of intangible assets were obtained through a third-party valuation.

At September 16, 2005:

Current assets	$16,468,000
Property and equipment	546,000
Intangible assets	12,440,000
Goodwill	1,457,000
Other assets	882,000
Total assets acquired	31,793,000
Current liabilities	15,663,000
Other liabilities	63,000
Total liabilities assumed	15,726,000

Net assets acquired	$16,067,000

Of the $12,440,000 of acquired intangible assets, $10,200,000 was assigned to the TCI trade names and is not subject to amortization. The remaining identified intangibles (consisting of curriculum, Middle States accreditation and student lists) of $2,240,000 have a weighted average useful life of three years. The remaining unidentified intangible assets of $1,457,000 was assigned to goodwill. Amortization expense related to the identified intangibles amounted to $178,334 for the three months ended September 30, 2006 and $535,000 for the nine months ended September 30, 2006.

The following unaudited pro forma consolidated results of operations for the period ended September 30, 2005 assume that the TCI acquisition occurred on January 1, 2005 and reflect the consolidated historical operations of the purchased business and EVCI adjusted for higher interest and amortization of deferred financing costs on borrowings, and increased amortization, net of applicable income taxes, resulting from the acquisition:

	Three months ended Sept 30, 2005	Nine months ended Sept 30, 2005

Revenue	$15,534,000	$63,676,000
Net loss	$(2,795,000)	$(1,132,000)
Diluted net loss per share	$(0.22)	$(0.09)

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

Note 5 - Notes Payable

Our principal credit facility is a collateralized borrowing agreement, with a bank, which was originally entered into on September 16, 2005 and was amended and restated as of March 31, 2006 and further amended as of April 30, 2006 and June 30, 2006. This facility includes a revolving line of credit of up to $2.0 million and a $13.0 million term loan. The facility is secured by substantially all of our assets. The revolver matures on July 1, 2007 and the term loan matures on October 1, 2007.

On September 30, 2006 our outstanding borrowings under the facility were $13.0 million consisting of $2.0 million under the revolving credit line and $11.0 million under the term loan.

EVCI made a required principal payment of $500,000 on September 30, 2006. The term loan requires other quarterly principal payments of $625,000 on each of December 31, 2006, March 31, 2007, and June 30, 2007, leaving a principal balance due of $9.125 million at maturity on October 1, 2007.

The credit agreement requires mandatory payments of 50% of excess cash flow (as defined). Interest is computed at prime plus 3.00%. The weighted average interest rate on the loans outstanding at September 30, 2006 was 10.87%.

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

EVCI’s bank waived EVCI’s compliance with its financial covenants relating to minimum EBITDA and fixed charge coverage ratio as of June 30 and September 30, 2006. However, EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of December 31, 2006, unless EVCI completes the pending equity financing and restructuring of its bank debt by December 31, 2006. As required by applicable accounting rules when a waiver of default is not given for a period of at least one year and a day, all of EVCI’s bank debt is classified as a current liability as of September 30, 2006.

In connection with entering into the original credit agreement and the amended and restated credit agreement, we incurred an aggregate of approximately $1,095,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs are being amortized on the straight line basis over the remaining life of the term loan. For the nine months ended September 30, 2006, amortization expense amounted to $455,000 including $124,000 of additional amortization resulting from the reduction in the amount of the revolving credit line under the amended and restated agreement.

EVCI has entered into an interest rate cap agreement on one half of its floating rate debt obligation. Under the agreement, the maximum interest rate on $6,500,000 of the debt will be 5.25%. The agreement expires on December 31, 2007. EVCI records the cap at fair value, with unrealized gains or losses included in income (loss). The fair value of the cap at September 30, 2006 was $7,600 and is included in other assets.

In June 2006, Interboro refinanced equipment for $230,000 that is repayable over 36 months with interest at 10.87% per annum.

Through September 30, 2006, Interboro financed portions of the remodeling of its main campus for $754,000 that is repayable over 60 months with interest at 10.512% per annum.

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

The draft report included a DOE request that Interboro rescore all Ability-to-Benefit ("ATB") tests that were the basis for admitting students who attended Interboro during any of the three reviewed years and who received Title IV funds at any time after being admitted. The DOE sampled 60 student files and found that Interboro accepted three students who did not pass the ATB test and that an additional 11 students properly passed the ATB test but their exams were misgraded.

We determined that approximately 10,000 ATB tests had to be rescored. We also determined and advised the DOE that the amount of Title IV grants made during the review period was $37.9 million. The DOE’s deadline for completing the rescoring was extended to November 14, 2006.

Beginning with the fourth quarter of 2005, Interboro has been outsourcing the ATB testing process for all student applicants.

See Note 7 for information regarding the results of the rescoring.

Note 7 - Subsequent Events

U.S. Department of Education Program Review

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005.

Interboro incorrectly scored, through clerical errors, 315 out of 9,628 ATB recipients' tests, which represents a 3.3% error rate, or approximately $1.2 million in disallowances that must be returned to the federal government. Interboro does not plan to contest this result.

Interboro also incorrectly scored, through clerical errors, an additional 79 ATB examinations of students who later graduated from the college with an Associate Degree. These 79 students represent an additional approximately $760,000 of disallowances which the college is contesting on the grounds that the students must have had an ability to benefit from college if they graduated from college.

In addition, Interboro could not locate 152 ATB examinations, or 1.6%, of the total population of 9,628 ATB recipients. Interboro believes it should be able to extrapolate the amount owed with respect to these students. Using a maximum error rate of 4.3% (which includes the 79 graduates), an additional 7 students would be deemed to have failed their ATB test. This would require an additional approximately $35,000 to be returned to the DOE.

After the total of disallowances payable to the DOE is determined, Interboro will also have to reimburse the Higher Education Services Corporation of New York for TAP grants that were awarded to students who failed the ATB test but were admitted to the college through clerical errors. We estimate this amount would be between approximately $770,000 and $1.7 million.

In summary, EVCI estimates that Interboro owes approximately $1.97 million and might owe as much as approximately $3.6 million in total disallowances. EVCI has, as a reasonable estimate, accrued $2.7 million as a loss on settlement of tuition disallowance as of September 30, 2006.

Subject to completing the pending equity financing and restructuring of our back debt, if the actual disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt and foreclose on our assets.

Option Cancellation and Replacement

On October 24, 2006, EVCI’s board of directors approved a plan providing for the surrender and cancellation of vested and unvested options to purchase 1,211,536 shares of common stock and the simultaneous grant to the surrendering optionees of options to purchase a total of 354,366 shares of common stock. The per share exercise prices of the surrendered options ranged from $4.70 to $10.715. The number of replacement options equals 50% of the vested options, as of September 30, 2006, that were surrendered by each participant. The replacement options are exercisable until October 23, 2011, at $1.00 per share, and vest in three equal installments on October 23, 2007, 2008 and 2009. The replacement options were granted under the 2004 Plan. This surrender and replacement of options increases the non-cash compensation charges that EVCI would have otherwise had by approximately $174,000. However, this accounting effect results in a reduction in non-cash compensation charges in the fourth quarter of 2006 and in 2007 and an increase in non-cash compensation charges in 2008 and 2009.

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

TCI’s revenue and costs for the quarter and nine months ended September 30, 2005 are limited to the14 days remaining in the quarter after we acquired TCI on September 16, 2005. PSB did not start classes at its new location in Allentown until September 2005.

Overview and Critical Accounting Policies

Financing

EVCI is working to complete a private placement of equity to institutional investors in a transaction exempt from the registration requirements of federal securities laws. Simultaneously, EVCI is working to complete amendments to its bank credit agreement to, among other things, use a portion of the proceeds of the equity financing to reduce the bank debt, restructure the revolver and term loans and reset the financial covenants. Definite agreements are being negotiated in accordance with non-binding term sheets and these transactions are targeted to close by December 15, 2006. Accordingly, the financial statements included in this report, do not reflect the effect of these transactions. References to the private placement in this report do not constitute an offer to sell, or a solicitation of an offer to buy, any securities.

EVCI believes that, if the equity financing and amendment to its bank credit agreeent are completed, it will be able to satisfy ongoing financial regulation requirements and cash needs for the foreseeble future and conplete the implementation of its business plan.

Business Plan

EVCI has been implementing a business plan that, during the first nine months of 2006, has resulted in reductions in operating costs at Interboro, on an annualized basis, of approximately $4.5 million, before giving effect to increases of approximately $200,000 of annualized costs in the fourth quarter of 2006. These reductions are in furtherance of management’s goals of returning Interboro and EVCI to profitability in 2007 and, for the fourth quarter of 2006, EVCI generating positive EBITDA, as defined in EVCI’s bank credit agreement. These goals assume the New York State Education Department’s enrollment caps remain in place.

Third Quarter Developments

•	Fall 2006 enrollments were approximately as follows:

Interboro had approximately 2,750 students including approximately 870 new students. TCI had approximately 3,120 students including approximately 1,150 new students and PSB has approximately 220 students including approximately 120 new students. Interboro started the fall 2006 semester with 1,080 new students before the purge of students with unsatisfactory attendance rates. Interboro believes that until fall 2006 its new enrollments, and, therefore, its revenues, for the first nine months of 2006 were negatively impacted primarily by an increase in admissions standards and the adverse publicity relating to the Draft Report of the New York State Education Department ("SED") in October 2005. Although Interboro reached the prepurge enrollment caps for its fall 2006 semester, its more stringent admisions standards and the damage to Interboro’s reputation from adverse publicity could, in the future negatively impact Interboro’s ability to reach the SED enrollment caps for new Interboro students, referred to below, as well as its persistence and graduation goals going forward.

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

•
Interboro’s persistence rate to a second semester for the spring 2006 semester was approximately 50%, which represents a 19% increase over the 42% persistence rate in the comparable spring 2005 semester. Interboro’s persistence rate to a second semester for the summer 2006 semester was approximately 54%, which represents a 20% increase, over the 45% persistence rate in the comparable summer 2005 semester.

While Interboro management cannot predict persistence rates in the future, Interboro is on target to achieve a 65% persistence rate for the fall 2006 semester, if it can achieve a 20% increase over the average persistence rates in previous fall semesters.

•
EVCI received a notice from the NASDAQ Stock Market on June 13, 2006 indicating that EVCI is not in compliance with NASDAQ Marketplace Rule 4310(c)(8)(D) (the “Bid Price Rule”) because the closing bid price per share for our common stock was below $1.00 per share for 30 consecutive trading days. During the third quarter of 2006 the closing bid price of EVCI’s common stock ranged between $0.54 and $0.90. EVCI has until December 11, 2006 to regain compliance with the Bid Price Rule. How EVCI can regain compliance and can obtain an extension of 180 days from December 11, 2006 to comply as well as consequences of failing to comply are discussed in this report in Part II, Item 1A. Risk Factors.

U.S. Department of Education Program Review

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005.

Interboro incorrectly scored, through clerical errors, 315 out of 9,628 ATB recipients' tests, which represents a 3.3% error rate, or approximately $1.2 million in disallowances that must be returned to the federal government. Interboro does not plan to contest this result.

Interboro also incorrectly scored, through clerical errors, an additional 79 ATB examinations of students who later graduated from the college with an Associate Degree. These 79 students represent an additional approximately $760,000 of disallowances which the college is contesting on the grounds that the students must have had an ability to benefit from college if they graduated from college.

In addition, Interboro could not locate 152 ATB examinations, or 1.6%, of the total population of 9,628 ATB recipients. Interboro believes it should be able to extrapolate the amount owed with respect to these students. Using a maximum error rate of 4.3% (which includes the 79 graduates), an additional 7 students would be deemed to have failed their ATB test. This would require an additional approximately $35,000 to be returned to the DOE.

After the total of disallowances payable to the DOE is determined, Interboro will also have to reimburse the Higher Education Services Corporation of New York for TAP grants that were awarded to students who failed the ATB test but were admitted to the college through clerical errors. We estimate this amount would be between approximately $770,000 and $1.7 million.

In summary, EVCI estimates that Interboro owes approximately $1.97 million and might owe as much as approximately $3.6 million in total disallowances. EVCI has, as a reasonable estimate, accrued $2.7 million as a loss on settlement of tuition disallowance as of September 30, 2006.

Subject to completing the pending equity financing and restructuring of our bank debt, if the actual disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt and foreclose on our assets.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142. SFAS 142 requires goodwill and other intangible assets with indefinite lives be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the impairment test requires judgment, including identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. EVCI tests goodwill and the TCI tradenames (to which it has assigned an indefinite life) in EVCI’s fourth quarter, unless an event occurs that would cause EVCI to believe their value is impaired at a different point in time.

Generally, in evaluating whether there has been impairment, EVCI estimates and discounts the sum of the expected future cash flows derived from the reporting unit. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment charge. EVCI used the discounted cash flow method to determine its goodwill has not been impaired as of September 30, 2006.

In valuing the TCI tradenames, Technical Career Institutes and TCI, the methodology used was the present value of TCI’s net cash flows that included the tax amortization benefit. Significant assumptions used were revenue forecasts for 2005 through 2009, with growth in 2009 projected at 3.0%, representing estimated inflation only. Income taxes were projected to be 38% of taxable income based on federal and state income tax rates. The discount made was 12% using the weighted-average cost of capital method.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. This non-cash compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). We charged to operations approximately $1,365,000 for the nine months ended September 30, 2006, as a result of the adoption of SFAS No. 123R.

On October 24, 2006, EVCI’s board of directors approved a plan providing for the surrender and cancellation of vested and unvested options to purchase 1,211,536 shares of common stock and the simultaneous grant to the surrendering of optionees of options to purchase a total of 354,366 shares of common stock. The per share exercise prices of the surrendered options ranged from $4.70 to $10.715. The number of replacement options equals 50% of the vested options, as of September 30, 2006, that were surrendered by each participant. The replacement options are exercisable until October 23, 2011, at $1.00 per share, and vest in three equal installments on October 23, 2007, 2008 and 2009. The replacement options were granted under the 2004 Plan. This surrender and replacement of options increases the non-cash compensation charges that EVCI would have otherwise had by approximately $174,000. However, this accounting effect will result in a reduction in non-cash compensation charges in the fourth quarter of 2006 and in 2007 and an increase in non-cash compensation charges in 2008 and 2009.

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

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. For the nine months ended September 2006, TAP grants represented approximately 40%, and Pell grants represented approximately 32% of our revenue. Other Title IV programs are available to cover a portion of our students’ tuition and other college costs. To cover most of the gap between the amount of available Pell and TAP grants and the cost of attending TCI, its students can obtain Title IV loans. Approximately 28% of TCI’s revenue for its nine months ended September 2006 was from the proceeds of Title IV loans.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The SED Draft Report and ensuing events had a material adverse affect on our business in 2005 and the first nine months of 2006.

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. TCI and PSB were acquired during 2005 and student enrollments at those colleges are included in our totals beginning with the fall 2005 semester. There were approximately 6,090 full-time students enrolled at our colleges for the 2006 fall semester: approximately 2,750 at Interboro, 3,120 at TCI and 220 at PSB. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2006, 2005, 2004 and 2003 full-time enrollments by semester:

	2006	2005	2004	2003

Spring	6,160	3,700	2,800	1,850
Summer	4,140	2,650	1,975	1,100
Fall	6,090	7,600	3,900	2,300

Accelerated TAP

In April 2006, the New York State budget law made changes to the method in which colleges must determine the eligibility for certain TAP payments. A third consecutive TAP payment in any 12-month period is an “accelerated” payment. The new provision requires that, in order to receive an accelerated payment, an institution must certify, along with other TAP eligibility standards, that the student earned 24 credits in the prior two semesters.

College administrators throughout New York State do not have experience with how the new TAP accelerated rules will affect registration of continuing students. Nevertheless, EVCI believes that its revenue and cash flow could be materially adversely affected because a significant percentage of both Interboro and TCI continuing students would not be eligible for TAP grants in the spring 2007 semester under the new accelerated TAP payment rules. Interboro may not be able to offset the adverse affect on its revenue and cash flow including by increasing persistence rates or successfully participating in Title IV loan programs.

TCI offers Title IV loans to eligible students which can provide financial assistance to meet tuition costs for students not eligible for a third consecutive semester of TAP grants.

Interboro does not, at present, offer Title IV loans to its students. Interboro plans to apply to the DOE for the authorization to offer Title IV loans. If the DOE consents, Interboro will offer Title IV loans using the TCI model, which has been successful in keeping default rates low. If Interboro does not become authorized to offer Title IV loans to students who are not eligible for accelerated TAP payments, Interboro may provide students with an opportunity to receive internal loans from the college so their persistence is not interrupted, the risk of their dropping out of Interboro is mitigated and they are eligible for Title IV grants to cover part of their tuition.

While Title IV loans provide cash payments to the college before or during the semester and increase revenue when made, internal Interboro loans would be repaid by the students to the college over a period of time and would reduce revenue when made. Accordingly, internal loans are not desirable from a revenue or cash flow perspective.

Interboro management also believes that the tuition revenue derived by increasing persistence rates could substantially offset both the revenue and cash flow short-fall caused by the new accelerated TAP rules.

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

Approximately 90% of TAP funds relating to the fall and summer semesters is generally collected prior to the end of that semester. Approximately 20% of TAP collections for Interboro’s spring semester is generally not collected until the following October because of a statutory deferral of funds. The same requirement has resulted in the deferral of approximately 24% of TAP collections for TCI’s spring semester. TAP collections include prepayments of TAP made to TCI prior to the start of the semester. Interboro is no longer receiving prepayments of TAP pending the outcome of the ATB rescoring project. Except with respect to the spring semester deferral, TCI and Interboro generally receive the balance of TAP relating to a semester over the two to three months following a semester. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP. TAP payments for the summer semester generally take a longer time to collect.

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

Comparison of the three months ended September 30, 2006 and 2005

The following table summarizes our operating results as a percentage of our total revenue for the third quarters of 2006 and 2005:

	Three months ended September 30,
	2006	2005

Total revenue	100.0%	100.0%

Cost of revenue	47.5	35.2
Selling, general and administrative expenses	90.4	80.4
Loss on settlement of tuition disallowances	22.0	--
Total operating expenses	159.9	115.6
Loss before provision for income taxes	64.4	16.0
Net loss	64.4%	14.8%

Total revenue for the third quarter of 2006 increased 21.6% or $2,186,000 to $12,286,000 from $10,100,000 for the third quarter of 2005. Revenue at Interboro decreased by $3,074,000, which was offset by increases at TCI of $4,938,000 and PSB of $322,000. This compares to revenue for the third quarter 2005 of $2,106,000 at TCI, which we acquired in September 2005, and $49,000 at PSB, which we acquired in January 2005. The decline in revenue at Interboro reflects the impact of lower enrollment due to increases in admission standards as well as the effects of the SED Draft report, particularly the resulting adverse publicity, and the limitations of Interboro's marketing efforts as a result of the SED enrollment caps for new Interboro students. Although Interboro enrollment reached the SED prepurge enrollment cap of 1,080 new students for its fall 2006 semester, this impact could continue for the foreseeable future.

Full time enrollment decreased by 20.0% or 1,510 students to 6,090 students in the fall semester of 2006 from 7,600 in the fall semester of 2005. Interboro’s enrollment decreased by 1,750 students in the fall semester of 2006 as compared to the fall semester of 2005. For the 2006 fall semester student enrollment was 3,120 at TCI and 220 at PSB.

Revenue recognized in the third quarter of 2006 amounted to approximately 37.0 % of total revenue attributable to fall 2006 enrollments. Deferred revenue of $20,692,000 at September 30, 2006 will be recognized in the fourth quarter.

Our colleges made partial grants totaling $492,000 in the fall semester 2006 as compared to $375,000 of grants made in the comparable semester last year. As a result of these grants and the grants that were made in the second quarter of 2006, third quarter 2006 revenue was reduced by $350,000 and the fourth quarter revenue will be reduced by $401,000. These grants for the fall 2006 semester averaged $541 per student and assist us in improving our student retention rates.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE official cohort default rate is 2.3% for 2004. TCI’s future cohort default rates could increase as a result of the increase in numbers of ATB students admitted by TCI since spring 2004. Interboro does not currently participate in Title IV loan programs. PSB began participating in Title IV loan programs in the fall 2006 semester.

Cost of revenue increased by 64.1% or $2,277,000 to $5,831,000 for the quarter ended September 30, 2006 as compared to $3,554,000 for the quarter ended September 30, 2005. The increase is due to the cost of revenue at TCI of $2,687,000 and PSB of $644,000, which was offset by a $711,000 decline in Interboro’s cost of revenue. As a percentage of total revenue, cost of revenue increased significantly primarily due to the decline in Interboro’s revenue. In addition, increases in cost of revenue also relate to higher faculty costs at TCI , as compared to Interboro, and the additional cost of outsourcing Interboro’s ATB testing. These increases were offset by cost savings realized from reductions in Interboro personnel during the first, second and third quarters of 2006.

Personnel included in cost of revenue at September 30, 2006 consisted of the following:

	September 30, 2006
	Interboro	TCI	PSB	Total

Adjunct instructors	87	92	12	191
Full-time instructors	60	71	3	134
Tutors and Testers	24	8	-	32
Admissions staff	29	37	3	69
Deans and staff	6	22	-	28
Academic advisors	12	5	-	17
Librarians	8	4	-	12
Total	226	239	18	483

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the third quarter of 2006 and 2005:

	Three months ended September 30,
	2006	2005

Salaries and benefits	28.8%	30.1.	%
Marketing	15.4	17.0
Depreciation	5.5	5.2
Professional and consulting fees	4.6	4.7
Non cash compensation	3.8	1.0
Other expenses	32.3	22.4
Total	90.4%	80.4%

As a percentage of our total revenue, the increase in selling, general and administrative expenses is mostly due to the decline in Interboro’s revenue.

Salaries and benefits increased by 16.3% or $497,000 to $3,541,000 for the quarter ended September 30, 2006 from $3,044,000 for the comparable period a year ago. This increase was primarily due to salaries and benefits from TCI of $1,453,000 that was offset by a reduction of $739,000 at Interboro. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees. The full effect of the annualized cost savings of approximately $2,300,000 from the reduction in employees at Interboro and EVCI during the second quarter of 2006, will not begin to be realized until the fourth quarter of 2006, as the result of severance obligations.

Marketing costs increased by 10.5% or $180,000 to $1,900,000 for the quarter ended September 30, 2006 as compared to $1,720,000 for the quarter ended September 30, 2005. Included in marketing costs for the quarter ended September 30, 2006 are costs of $1,006,000 from TCI and a reduction of $152,000 at PSB. Interboro’s marketing costs were $682,000 less in the third quarter 2006 than in the third quarter of 2005. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees increased by 17.4% or $83,000 to $560,000 for the quarter ended September 30, 2006 as compared to $477,000 for the quarter ended September 30, 2005. These costs are primarily due to legal and other professional fees incurred to defend the class action and related litigation brought against EVCI, advice regarding Interboro’s ongoing communications with its regulators and ongoing union contract negotiations at Interboro. In addition, $95,000 was incurred by TCI, primarily for loan collection services.

Non-cash compensation charges increased by $362,000 to $463,000 for the third quarter of 2006 as compared to $101,000 for the third quarter of 2005. This increase primarily relates to the impact of the adoption of SFAS No. 123R, effective January 1, 2006, which resulted in a $391,000 charge to operations for the value of options granted to employees and directors prior to January 1, 2006. In addition, we recorded a charge of $73,000, during the quarter ended September 30, 2006, for the value of stock grants made to certain executive officers, including in connection with a salary reduction plan.

Depreciation and amortization of property and equipment and intangibles increased by 29.6% or $154,000 to $674,000 for the quarter ended September 30, 2006 from $520,000 for the quarter ended September 30, 2005. This increase is due primarily to depreciation and amortization from TCI of $198,000 and from PSB of $48,000, which is offset by a reduction at Interboro of $92,000.

Other expenses increased by 32.7% or $1,713,000 to $3,975,000 for the quarter ended September 30, 2006 from $2,262,000 for the quarter ended September 30, 2005. This increase consisted primarily of increases in rent, utilities and taxes from TCI of $1,726,000 and from PSB of $73,000. Interboro’s other expenses decreased by $85,000 in the third quarter of 2006 as compared to the third quarter of 2005 primarily because of decreases in its bad debt, taxes, telephone, supply and travel costs that were partially offset by increases in its rent, utilities, outside maintenance and insurance costs.

Interest and financing costs increased by $505,000 to $571,000 for the three months ended September 30, 2006 as compared to $66,000 for the three months ended September 30, 2005. The increase is primarily due to interest expense and amortization of deferred financing costs associated with EVCI’s bank credit facility originally entered into on September 16, 2005 and amended and restated on March 31, 2006, and further amended on April 30, 2006 and June 26, 2006.

Loss on settlement of tuition disallowance of $2,700,000 in 2006 is the accrual discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption U.S. Department of Education Program Review.

As a combined result of the factors discussed above, we incurred a net loss of $7,914,000 for the quarter ended September 30, 2006 as compared to net loss of $1,493,000 for the quarter ended September 30, 2005.

Comparison of the nine months ended September 30, 2006 and 2005

The following table summarizes our operating results as a percentage of our total revenue for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006	2005

Total revenue	100.0%	100.0%

Cost of revenue	39.8	31.2
Selling, general and administrative expenses	78.7	69.6
Loss on settlement of tuition disallowance	5.9	--
Total operating expenses	124.4	100.8
Loss before provision for income taxes	27.3	1.0
Net loss	27.4%	1.7%

Total revenue for the nine months ended September 30, 2006 increased 53.5% or $16,024,000 to $45,974,000 from $29,950,000 for the nine months ended September 30, 2005. Revenue at Interboro decreased by $7,894,000. Revenue from our colleges acquired during 2005 amounted to $25,045,000 at TCI and $863,000 at PSB for the nine months ended September 30, 2006. The decline in revenue at Interboro reflects the impact of lower enrollment due to increases in admission standards as well as the effects of the SED Draft report, particularly the resulting adverse publicity, and the limitations of Interboro's marketing efforts as a result of the SED enrollment caps. Although Interboro enrollment reached the prepurge enrollment cap of 1,080 new students for its fall 2006 semester, this impact could continue for the foreseeable future.

Full time enrollment rose by 17.5% to 16,390 students for the nine months ended September 30, 2006 from 13,950 students for the nine months ended September 30, 2005. Interboro’s enrollment decreased by 3,300 students in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, enrollment was 8,320 at TCI and 520 at PSB.

Revenue recognized in the nine months ended September 30, 2006 amounted to approximately 69.0% of total revenue attributable to those nine months’ enrollments. Deferred revenue of $20,692,000 at September 30, 2006 will be recognized in the fourth quarter.

Our colleges made partial grants totaling $1,635,000 in the nine months ended September 30, 2006 as compared to $1,559,000 of grants made in the comparable period last year. As a result of the grants in the first, second and third quarters of 2006, revenue was reduced by $1,234,000 and fourth quarter revenue will be reduced by $400,000. These grants averaged $513 per student and assist us in improving our student retention rates.

Cost of revenue increased by 96.0% or $8,959,000 to $18,293,000 for the nine months ended September 30, 2006 as compared to $9,334,000 for the nine months ended September 30, 2005. Increases of $9,686,000 at TCI and $285,000 at PSB were offset by a reduction of $1,012,000 at Interboro. As a percentage of total revenue, cost of revenue increased significantly primarily due to the decline in Interboro’s revenue. In addition, increases in cost of revenue also relate to higher faculty cost at TCI, as compared to Interboro, and the additional cost of outsourcing Interboro’s ATB testing. These increases were offset by cost savings realized from reductions in Interboro personnel during the first and second quarters of 2006.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006	2005
Salaries and benefits	29.2%	27.6%
Marketing	11.3	11.9
Depreciation	4.7	4.6
Professional and consulting fees	4.2	3.3
Non cash compensation	3.0	1.0
Other expenses	26.3	21.2
Total	78.7%	69.6%

As a percentage of our total revenue, the increase in selling, general and administrative expenses is mostly due to the decline in Interboro’s revenue.

Salaries and benefits increased by 62.5% or $5,173,000 to $13,447,000 for the nine months ended September 30, 2006 from $8,274,000 for the comparable period a year ago. This increase was primarily due to salaries and benefits from TCI of $5,435,000 that was offset by a $211,000 reduction at Interboro.

Marketing costs increased by 46.2% or $1,641,000 to $5,195,000 for the nine months ended September 30, 2006 as compared to $3,554,000 for the nine months ended September 30, 2005. Included in marketing costs for the nine months ended September 30, 2006 are costs of $2,967,000 from TCI and $121,000 from PSB that were offset by a reduction at Interboro of $1,132,000. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees increased by 99.4% or $975,000 to $1,956,000 for the nine months ended September 30, 2006 as compared to $981,000 for the nine months ended September 30, 2005. This increase is, in part, due to consulting fees of $300,000 incurred in connection with complying with the Internal Control reporting requirements of the Sarbanes Oxley Act of 2002 for the year ended December 31, 2005. The increase is also due to legal and other professional fees incurred to defend the class action and related litigation brought against EVCI, advice regarding Interboro’s ongoing communications with its regulators, ongoing union contract negotiations at Interboro and accounting fees relating to EVCI’s SEC filings. In addition, $296,000 was incurred by TCI, including $128,000 for loan collection services.

Non-cash compensation charges increased by $1,062,000 to $1,365,000 for the nine months ended September 30, 2006 as compared to $303,000 for the nine months ended September 30, 2005. This increase primarily relates to the impact of the adoption of SFAS No. 123R, effective January 1, 2006, which resulted in a $1,182,000 charge to operations for the value of options granted to employees and directors prior to January 1, 2006. In addition, we recorded a charge of $192,000 during the nine months ended September 30, 2006, for the value of stock grants made to certain executive officers, including in connection with a salary reduction plan.

Depreciation and amortization of property and equipment and intangibles increased by 56.0% or $772,000 to $2,150,000 for the nine months ended September 30, 2006 from $1,378,000 for the nine months ended September 30, 2005. This increase is mostly attributable to depreciation and amortization at TCI of $658,000 and at PSB of $183,000 that was offset by a reduction at Interboro of $71,000.

Other expenses increased by 90.3% or $5,727,000 to $12,068,000 for the nine months ended September 30, 2006 from $6,341,000 for the nine months ended September 30, 2005. This increase consisted primarily of increases in rent, utilities and real estate taxes at TCI of $4,175,000 and at PSB of $146,000. Interboro’s other expenses decreased by $160,000 in the first nine months of 2006, as compared to the first nine months of 2005, primarily because of decreases in its bad debt, telephone, supply and travel costs that were partially offset by increases in its rent, utilities, outside maintenance and insurances costs and outside security.

Interest and financing costs increased by $1,323,000 to $1,493,000 for the nine months ended September 30, 2006 as compared to $170,000 for the nine months ended September 30, 2005. The increase is primarily due to interest expense and amortization of deferred financing costs associated with EVCI’s bank credit facility originally entered into on September 16, 2005 and amended and restated on March 31, 2006, and further amended on April 30, 2006 and June 26, 2006.

Loss on settlement of tuition disallowance of $2,700,000 in 2006 is the accrual discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption U.S. Department of Education Program Review.

As a combined result of the factors discussed above, we incurred a net loss of $12,593,000 for the nine months ended September 30, 2006 as compared to a net loss of $506,000 for the nine months ended September 30, 2005.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 2006, we used $2,744,000 from our operating activities, and expended $2,000,000 in repayment of notes payable to our bank and $1,262,000 on purchases of property and equipment. At September 30, 2006, we had cash and cash equivalents of $3,927,000 and negative working capital of $16,067,000.

Our second and third quarters normally provide the least amount of cash from operations because of the seasonality of our business, particularly during June, July and August. This normally low point in our liquidity is being exacerbated by our net losses and the payment of interest and principal on our bank debt. Furthermore, Interboro is not receiving prepayments of TAP funds as the result of the Interboro ATB test rescoring mandated by the U.S. Department of Education. Not receiving TAP prepayments has delayed Interboro’s receipt of those TAP disbursements for up to eight weeks. We expect to be able to reapply for eligibility to again receive TAP prepayments in 2007 after the DOE and HESC are satisfied with the results of the rescoring of ATB tests mandated by the DOE.

We expect that cash generated by our operations should be sufficient to satisfy our operating cash needs during the fourth quarter of this year. We also expect that we will require up to approximately $1.0 million of debt or equity financing to satisfy our cash needs early in the first quarter of 2007. However, the actual amount of additional financing we will require depends on whether and, the extent to which, our current assumptions regarding our cash position are affected by the timing of the final determination and payment of the disallowances resulting for the rescoring of ATB tests risk factors discussed in Item 1 A of this report. We are not now seeking alternatives to the pending equity financing to cover this anticipated shortfall. If the pending equity financing and amendment of our bank credit agreement are successfully completed, EVCI believes it will be able to meet ongoing financial regulatory requirements and satisfy its working capital requirements for the foreseeable future.

Our principal bank credit facility is a collateralized borrowing under an Amended and Restated Credit Agreement which was entered into on September 15, 2005, amended and restated on March 31, 2006 and further amended as of April 30, 2006 and June 26, 2006. This facility includes a revolving line of credit of up to $2.0 million and a $13.0 million term loan. All borrowings are secured by substantially all of our assets. The revolver matures on July 1, 2007 and the term loan matures on October 1, 2007.

On September 30, 2006, our outstanding borrowings were $2.0 million under the revolving credit facility and $11.0 million under the term loan. EVCI made a required principal payment of $500,000 on September 30, 2006. Principal payments of $625,000 each are required on December 31, 2006, March 31, 2007 and September 30, 2007, leaving a principal balance due under the term loan of $9,125,000 at maturity on October 1, 2007. Interest is computed at LIBOR plus 3.25% through September 30, 2006. Interest is computed at prime plus 3.00% from July 1, 2006. The weighted average interest rate on loans outstanding at September 30, 2006 was 10.87%. The credit agreement requires, among other things, the maintenance of several financial covenants and ratios including, senior funded debt to EBITDA, minimum EBITDA and fixed charge coverage. On March 31, 2006, the Amended and Restated Credit Agreement waived prior defaults and financial covenants for the remaining term were reset.

EVCI’s bank has waived EVCI’s compliance with its financial covenants relating to minimum EBITDA and fixed charge coverage ratio as of June 30 and September 30, 2006. However, EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of December 31, 2006, unless EVCI completes the equity financing and restructuring of the bank debt.

As required by applicable accounting rules when a waiver is not granted for at least one year and one day, all of EVCI’s bank debt is classified as a current liability as of September 30, 2006. If it is unsuccessful in completing the pending equity financing and restructing of its bank debt, EVCI would need the cooperation of its bank while it modifies its business plan, reduces operating costs further and or pursues strategic alternatives by selling assets, among other things. The related uncertainties could raise doubt about EVCI’s ability to continue its operations.

Our commitments for capital expenditures, as of September 30, 2006, are approximately $350,000 for improvements at TCI and Interboro during the fourth quarter of 2006. Our capital expenditures for 2007 are expected to be approximately $900,000. We expect to pay for these capital expenditures using cash from operations and capitalized leases.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2006:

	(000 omitted)
	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 years	3-5 years	More than 5 years

Revolving line of credit	$2,000	$2,000	$-	$-	$-
Long-term debt	12,066	11,245	706	115	-
Capital leases	544	332	212	-	-
Operating leases	41,101	5,320	15,611	14,736	5,434

Total contractual cash obligations	$55,711	18,897	16,529	14,851	5,434

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

Interest Rate Risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for the quarter ended September 30, 2006 by approximately $36,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. During the quarter ended September 30, 2006 we have taken actions, discussed below, to remedy previously identified material weaknesses.

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be in our periodic SEC filings within the required time

Except as noted below with respect to the remediation of previously identified material weaknesses in internal control over financial reporting, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

During the quarter ended September 30, 2006, we took the following actions to remedy the material weaknesses that management identified in our Annual Report on Form 10-K/A for the year ended December 31, 2005:

Control Environment:

•	EVCI began using undercover personnel to test compliance, at all of EVCI’s colleges, with regulations relating to enrollment processes.

•	A document scanner that is used to convert student records at Interboro to electronic format became functional beginning with the fall 2006 semester.

Revenue and Student Accounts Receivable:

•
We further mitigated the risk of students improperly receiving federal and state financial aid at Interboro by refining a multi-step process to more quickly identify those students who have become ineligible for financial aid as a result of poor attendance or academics.

•	We completed documenting new procedures for estimating the collectibility of Interboro’s accounts receivable.

Cash Management:

We implemented new controls to limit the ability of personnel to initiate and execute cash transactions without proper approval.

Property Plant and Equipment:

A new fixed asset monitoring system that was installed at Interboro became fully operational during the third quarter of 2006. The new system tracks individual asset additions and deletions and aids in the computation of periodic depreciation.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Forward-looking Statements and Risk Factors

Statements and financial discussion and analysis by our management contained in this 10-Q that are not historical facts are forward-looking statements. They reflect management’s current views with respect to future events and, accordingly, are subject to certain assumptions, risks and uncertainties, including the risk factors discussed below. Some of those risk factors supplement or modify the more detailed risk factors included in our Form 10-K/A, Amendment No.2, for the year ended December 31, 2005 and our Forms 10-Q for the quarters ended March 31 and June 30, 2006. If any of the following or other risks actually occurs, or should our assumptions prove incorrect, actual results may vary materially from those anticipated by those forward-looking statements. Furthermore, our business, financial condition and results of operations could be materially and adversely affected.

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

During the review, the DOE sampled 60 student files and found that Interboro accepted three students who did not pass the ATB test and that an additional 11 students properly passed the ATB test but their exams were misgraded. As a result, the DOE requested that Interboro rescore all ATB tests that were the basis for admitting students who attended Interboro during any of the three reviewed years and who received Title IV funds at any time after being admitted.

We determined that approximately 10,000 ATB tests must be rescored. Interboro completed the rescoring and submitted the results to the DOE by the DOE’s deadline of November 14, 2006. EVCI has accrued $2.7 million as of September 30, 2006, to collect potential refunds of Pell and TAP grants and has estimated this amount could reach $3.4 million. For additional information about this potential liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.

Beginning with the fourth quarter of 2005, Interboro has been outsourcing the ATB testing process for all student applicants.

Subject to completing the pending equity financing and restructuring of our bank debt, if the actual disallowances exceed $250,000, and become fixed at a time when our current bank debt has not been fully repaid, our bank would have the right to accelerate the due date of that debt and foreclose on our assets.

Future DOE audits could result in material disallowances for failure to satisfy DOE eligibility and administrative requirements.

•	We face several risks if we are unable to obtain additional financing.

Management is working to close, a private placement of equity to institutional investors and a reduction and restructuring of our bank debt of $13.0 million at September 30, 2006. The financing would also be used to assist us in meeting ongoing regulatory and working capital requirements while we continue to implement our plan to return EVCI to profitability. Our stock price, recent losses, regulatory problems, adverse publicity and other risks disclosed or referred to in this report significantly increase the difficulty and cost of raising additional capital for EVCI at this time. If we are unsuccessful in completing the financing, we face the following risks:

•	We would have to modify our business plan, reduce operating costs further and/ or pursue strategic alternatives by selling assets, among other things.

•	We would not be able to satisfy the DOE’s minimum composite score requirement discussed in the next risk factor.

•	Our cash from operations may not be sufficient to satisfy our needs.

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

The U.S. Department of Education and the Higher Education Services Corporation of New York evaluate institutions for compliance with these standards each year, based on the annual audited financial statements of the institution and its parent corporation and after a change of control of an institution.

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

An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV program funds received by the institution during its prior year or posting such letter of credit in an amount equal to at least 10% of the Title IV program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV programs. HESC also uses the DOE method for calculating a composite score as a measure for determining financial responsibility but we cannot now determine what action, if any, HESC would take if EVCI does not meet the minimum composite score. The financial responsibility of our schools is tested as of December 31 of each year. At December 31, 2005, composite scores of Interboro and TCI, separately, and EVCI on a consolidated basis, each exceeded 1.5.

Disallowances resulting from the rescoring of the ATB tests and other losses for 2006 will reduce Interboro’s or EVCI’s composite scores to a level where they must demonstrate their financial responsibility by other means. EVCI is seeking to complete an equity financing and to restructure its bank debt in order to enable it to demonstrate its and Interboro’s financial responsibility to the DOE and the HESC. However, if it is unsuccessful in these efforts, EVCI could be forced to take measures that could include selling assets on terms that will probably be unfavorable to EVCI.

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

Under our amended and restated credit agreement, $13,000,000 of bank debt was outstanding at September 30, 2006. Repayment of this debt is secured by substantially all of our assets. We are required to pay interest monthly and to make quarterly principal payments on the term loan portion that increase from $500,000 to $625,000. On July 1, 2007, all $2,000,000 of the revolving credit portion of the debt matures. On October 1, 2007, the remaining principal of $9,125,000 of the term loan matures.

Our bank waived our compliance with financial covenants relating to minimum EBITDA and fixed charge coverage ratio as of June 30 and September 30, 2006. However, EVCI expects it will need to request waivers from its bank of financial covenants in its bank credit agreement that will be tested as of December 31, 2006, unless EVCI completes the pending equity financing and restructuring of the bank debt by December 31, 2006. As required by applicable accounting rules when a waiver of default is not given for a period of at least one year and a day, all of our bank debt is classified as a current liability as of September 30, 2006.

 If we are not successful in completing the pending equity financing and restructuring of our bank debt, the lender could declare all amounts outstanding under it to be due and payable immediately, could seek to collect these amounts and could foreclose on the assets securing the debt. We believe that a risk of foreclosure by the bank is not as likely to occur as our having to pursue the strategic alternative of selling assets because of the regulatory issues that would arise in a foreclosure.

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

In April 2006, the New York State budget law made changes to the method in which colleges must determine the eligibility for certain TAP payments. A third consecutive TAP payment in any 12-month period is an “accelerated” payment. The new provision requires that, in order to receive an accelerated payment, an institution must certify, along with other TAP eligibility standards, that the student earned 24 credits in the prior two semesters.

College administrators throughout New York State do not have experience with how the new TAP accelerated rules will affect registration of continuing students. Nevertheless, EVCI believes that its revenue and cash flow could be materially adversely affected because a significant percentage of both Interboro and TCI continuing students would not be eligible for TAP grants in the spring 2007 semester under the new accelerated TAP payment rules. Interboro may not be able to offset the adverse affect on its revenue and cash flow including by increasing persistence rates or successfully participating in Title IV loan programs.

TCI offers Title IV loans to eligible students which can provide financial assistance to meet tuition costs for students not eligible for a third consecutive semester of TAP grants.

Interboro does not, at present, offer Title IV loans to its students. Interboro plans to apply to the DOE for the authorization to offer Title IV loans. If the DOE consents, Interboro will offer Title IV loans using the TCI model, which has been successful in keeping default rates low. If Interboro does not become authorized to offer Title IV loans to students who are not eligible for accelerated TAP payments, Interboro may provide students with an opportunity to receive internal loans from the college so their persistence is not interrupted, the risk of their dropping out of Interboro is mitigated and they are eligible for Title IV grants to cover part of their tuition.

While Title IV loans provide cash payments to the college before or during the semester and increase revenue when made, internal Interboro loans would be repaid by the students to the college over a period of time and would reduce revenue when made. Accordingly, internal loans are not desirable from a revenue or cash flow perspective.

Interboro management also believes that the tuition revenue derived by increasing persistence rates could substantially offset both the revenue and cash flow short-fall caused by the new accelerated TAP rules.

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

Rules of the NASDAQ Stock Market require us to maintain a minimum closing bid price for our common stock of $1.00 per share. If our common stock trades for 30 consecutive business days below the applicable minimum closing bid price requirement, Nasdaq will send a deficiency notice to us, advising that we have 180 calendar days to regain compliance with the minimum bid price requirement. We received such a notice on June 13, 2006. We must maintain a closing bid price of at least $1.00 for a minimum of 10 consecutive business days prior to December 11, 2006. Under certain circumstances, Nasdaq may require maintenance of a $1.00 minimum bid price for more than 10 days. During the third quarter of 2006, the closing bid price of EVCI’s common stock ranged from $0.54 to $0.90.

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

•	Terrorist activity, or the threat of it, in the New York Metropolitan area could adversely affect Interboro and TCI.

•	Interboro’s inability to foster and maintain relationships with community organizations in the communities where its college sites are located could adversely affect those sites.

•	A change of control of EVCI could adversely affect our college’s receipt of Pell and TAP funds.

•	Future changes in ownership of our common stock could substantially limit the utilization of our net operating loss carryforwards.

•	Actual or potential future sales of shares of our common stock by management could have an adverse effect on the market price of our common stock.

•	Our share price has ranged greatly since we went public and may be very volatile in the future.

•	Provisions of laws or regulations, our certificate of incorporation and by-laws and agreements with our executive officers could discourage takeover attempts and other investments in our common stock.

•	Our classified board limits stockholder voting for election and removal of directors.

•	Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23]	--	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and nine funds managed by Wellington Management Company, LLP.

10.24[19]	--	2004 Amended and Restated Incentive Stock Plan

10.25[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21]	--	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]	--
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
Stock Purchase Agreement, dated September 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

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
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006 among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	--	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	--	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	--	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated September 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
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

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

EVCI CAREER COLLEGES HOLDING CORP.

By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Richard Goldenberg
Richard Goldenberg
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	--	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15]	--	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16]	--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23]	--	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16]	--	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16]	--	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16]	--	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17]	--	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17]	--	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18]	--	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and nine funds managed by Wellington Management Company, LLP.

10.24[19]	--	2004 Amended and Restated Incentive Stock Plan

10.25[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20]	--	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21]	--	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]	--
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
Stock Purchase Agreement, dated September 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

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

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	--	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	--	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	--	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated September 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
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
s
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

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.