Form 10-K
period 2006-12-31
EVCI Career Colleges Holding Corp
filed 2007-04-27
CIK 1065591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number 1-14827

EVCI Career Colleges Holding Corp.
(Name of small business issuer in its charter)

Delaware	06-1488212
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701
(Address of principal executive offices)     (Zip code)

Issuer's telephone number, including area code: (914) 623-0700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
common stock, $.0001 par value per share	The Nasdaq Stock Market LLC Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
common stock,
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the 1934 Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

The aggregate market value of the issuer’s common equity held by non-affiliates was $8,464,550 based on the closing price of $0.68 for its common stock on The NASDAQ Capital Market on June 30, 2006.

As of April 2, 2007, 12,689,617 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2007 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes ☒ No ☐

EVCI CAREER COLLEGES HOLDING CORP.

Form 10-K

Year Ended December 31, 2006

PART III

10, 11, 12 and 14		69
15.	Exhibits and Financial Statement Schedules	69

SIGNATURES		80

PART I

Item 1.  Description of Business.

General

EVCI Career Colleges Holding Corp. provides on-campus career college education through its subsidiaries Technical Career Institutes, Inc. (“TCI”), Interboro Institute, Inc. (“Interboro”) and Pennsylvania School of Business, Inc. (“PSB”). Unless the context requires otherwise, references below to EVCI in discussions about the operations of its colleges are to those colleges, collectively. EVCI as a separate entity, is neither accredited nor licensed to operate any college and, accordingly, is solely a holding company.

TCI. We acquired TCI on September 16, 2005. With an emphasis on technology, TCI offers two-year college degree programs. Nearly all programs lead to the Associate in Applied Sciences degree. TCI also offers some certificate programs. Its main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby college annex. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education, which approved TCI’s change of control to EVCI in the fourth quarter of 2006. Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s 2007 spring semester enrollment was approximately 3,090 students.

Interboro. We acquired Interboro in January 2000. Interboro offers two-year college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. In December 2006, Interboro decided it would cease offering courses at its college site in Yonkers, New York. Each of Interboro’s sites has a college annex. Interboro is accredited by the New York State Board of Regents. Interboro’s 2007 spring semester enrollment was approximately 2,730.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. In 2007, PSB expects to seek authorization to award the Associate in Special Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2007 spring semester enrollment was approximately 325 students.

About EVCI

EVCI was organized in March 1997. We completed an underwritten initial public offering of our common stock in the first quarter of 1999. In February 2004, we relocated our principal executive offices to 1 Van Der Donck Street, 2nd Floor, Yonkers, New York 10701. In August 2004, we changed our name to EVCI Career Colleges Holding Corp. Our telephone number is (914) 623-0700. Our code of ethics is available on our Internet website at www.evcinc.com. Click on “Our Business Conduct Policies.”

Significant Developments

2006 was an extremely difficult and challenging year for EVCI. Our results of operations, financial condition, liquidity and capital resources were materially and adversely affected by the repercussions affecting Interboro that resulted from our receipt in October 2005 of compliance review reports relating to Interboro (collectively, the “Draft Report”) from the New York State Education Department (“SED”). Positive developments at TCI and PSB only partially offset the problems faced by Interboro in 2006.

In 2006, we made improvements while significantly reducing expenses at Interboro. Effective April 24, 2007, EVCI entered into a definitive agreement with ComVest Investment Partners III, L.P., an affiliate of ComVest Group Holdings LLC, and participating EVCI management (collectively, “ComVest”) that will provide gross proceeds to EVCI of $10,100,000 and the ability to secure letters of credit of up to $6,700,000 (the “ComVest Financing”). The agreement with ComVest provides for a closing by May 24, 2007, with no conditions other than the wiring of funds and the issuance of the securities. EVCI’s bank debt will be restructured (the “Bank Debt Restructuring”) at the same time as the closing of the ComVest Financing. As the result of these extraordinary measures, we expect to be able to satisfy specific financial responsibility standards established by federal and state regulators. Those measures are also critical to management’s efforts to return EVCI to profitability in 2007. However, there are continuing regulatory risks and uncertainties that could adversely affect those efforts.

The ComVest Financing has been structured so that it will not result in a change of control of EVCI until such time as all required preapprovals have been obtained under applicable rules and regulations of the governmental agencies regulating the operation of our colleges and the non-governmental entities that accredit our colleges.

The terms of the ComVest Financing, including the agreements with EVCI management discussed below, have been approved by EVCI’s Board of Directors based upon the unanimous recommendation of a Special Committee of EVCI’s Board that was formed on February 2, 2007, and consists of EVCI’s four independent directors. Seidman & Co., Inc., financial advisor to the Special Committee, has rendered an opinion to the Special Committee that concludes the ComVest Financing is fair to EVCI’s stockholders.

The terms of the ComVest Financing and Bank Debt Restructuring are summarized below.

ComVest Financing

Secured Subordinated Loan. ComVest will loan EVCI $8,736,374 and EVCI will issue a promissory note (the “ComVest Note”) with the following terms:

•
Interest accrues at 12% per annum. The first 12 months of interest of $1,048,365 will be accrued upon issuance of the ComVest Note and added to principal. If an event of default occurs under the ComVest Note, interest accrues at 24% per annum. To the extent permitted by law, the accrued interest will accrue interest at 12% per annum compounded quarterly. After June 30, 2008, regularly scheduled cash payments of interest can be made provided EVCI satisfies certain financial covenants.

•
Matures the earlier of 36 months after issuance or the date more than 50% of the voting power of EVCI is acquired by a person or group other than ComVest. Events of default that would permit ComVest to accelerate the maturity date include the failure of EVCI’s stockholders to approve an increase in EVCI’s authorized common stock to at least the number of shares that would permit full conversion of the ComVest Note, and the exercise of warrants and payment of fees described below (the “Share Authorization”).

•	Prepayable at EVCI’s option without penalty.

•	Convertible at ComVest’s option, if not repaid within 12 months after issuance, into shares of EVCI’s common stock at $0.60 per share, subject to adjustment.

•	Secured by substantially all assets of EVCI.

•
Ranks junior to EVCI’s current debt to Harris N.A. and senior to any other existing or future EVCI indebtedness. The subordination of the ComVest Note will be pursuant to an intercreditor agreement with Harris N.A.

Common Stock Sale. ComVest will purchase 2,525,234 shares of EVCI’s common stock (the “ComVest Shares”) at $0.54 per share, or a total of $1,363,626.

Use of Proceeds. The net proceeds of approximately $8,000,000 from issuance of the ComVest Note and ComVest Shares, after payment of transaction fees estimated to be approximately $ 2.0 million, will be used to repay EVCI’s term loan debt to Harris N.A. Under the restructuring of the Harris agreement, EVCI will have access to $11.0 million of future borrowings.

Warrant Issuances. Warrants (the “Warrants”) to purchase a total of 27.5 million shares of EVCI’s common stock will be issued to ComVest and will have the following terms:

•	Exercisable at $0.54 per share, subject to adjustment.

•	Permit a cashless exercise and have full ratchet and other anti-dilution provisions for issuances of other equity securities below their exercise price.

•	Not exercisable unless the Share Authorization is obtained.

•	Cash proceeds from exercise of the Warrants must be used to pay accrued interest and then principal of the ComVest Note.

Registration Rights. ComVest will have the right to have EVCI register for resale under applicable Securities laws its shares of common stock, including those underlying the ComVest Note, in the event it becomes convertible. It will have two demand and unlimited piggyback registration rights.

Letter of Credit. ComVest will be required to assist EVCI in obtaining a one year Letter of Credit of up to $6.7 million (the "Letter of Credit") in favor of the U.S. Department of Education and, if required, the New York State Education Department or its designee.

•
ComVest will be entitled to receive a cash fee of $234,500 that will accrue until the senior debt is paid. To the extent EVCI is required to provide the Letter of Credit, EVCI will accrue a monthly fee of 1.37% of the face amount of the outstanding Letter of Credit.

•	The Letter of Credit would be used to satisfy financial responsibility standards of regulators of our schools.

•	ComVest would either provide a corporate guaranty to the provider of the Letter of Credit or procure the Letter of Credit.

•	A portion of Participating Management’s investment will be used as cash collateral in connection with the Letter of Credit.

Limits on Ownership ComVest and its affiliates will not be permitted to own more than a minimum of 24.9% and a maximum 49.9% of EVCI’s Common Stock unless requisite approvals from the regulators and accreditors of EVCI’s colleges are first obtained. This is to ensure that a change of control of EVCI does not occur prior to obtaining those approvals.

Board Participation. ComVest will have the right to designate, up to three new directors to EVCI’s board to fill the vacancies created by the resignation of two current independent directors and one management director ComVest designees that satisfy the Nasdaq definition of independent director will be appointed to EVCI’s and Audit and Compensation Committees. Future increases in compensation of any executive officer and additional grants of options to an executive officer will require the unanimous consent of the EVCI Compensation Committee. ComVest’s designees initially will be Brian H. Fluck, Indur Tallur and Donald Grunewald (who is currently an EVCI director). Messrs. Fluck and Tallur will become EVCI directors, to fill the vacancies created by the resignations of Royce Flippin, Jr. and Richard Goldenberg, effective on the closing of the ComVest Financing.

Management Agreements. Dr. Arol I. Buntzman, EVCI’s chairman, Dr. John J. McGrath, EVCI’s chief executive officer and president, Joseph D. Alperin, EVCI’s general counsel and vice president for corporate affairs and Stephen S. Schwartz, EVCI’s vice president of operations (collectively, “Participating Management”) have agreed to participate in the ComVest Financing and have entered into the agreements described below, effective upon the closing of the ComVest Financing.

Participating Management will invest $1,000,000, on a pari passu basis with ComVest, as follows: Dr. Buntzman, $500,000; Dr. McGrath $250,000; Mr. Alperin $ 125,000 and Mr. Schwartz $125,000. Management’s investment is included in the gross proceeds of $10,100,000.

In addition, Participating Management agreed to the following, effective upon the closing of the ComVest Financing (unless otherwise indicated):

Dr. Arol I. Buntzman - Chairman of the Board

Dr. Buntzman and EVCI agreed to:

•	Waive any change of control payment that may be payable to him as a result of the ComVest Financing transaction.

•	Terminate his existing change of control agreement.

•	Cancel his 602,026 existing options, effective April 24, 2007.

•	Amend his employment agreement to:

•	Provide for a term expiring in two years from the closing;

•
Reduce his salary from $630,000 to $385,000; provided his salary reverts to $630,000, retroactively, if the Share Authorization is not obtained, and the following conditions are met (the “Salary Reversion Conditions”): the ComVest Note has been repaid and ComVest’s obligations with respect to the Letter of Credit have been extinguished and, thereafter, EVCI’s common stock bid price is greater than $1.00 for 30 consecutive trading days.

•	Provide for the payment of an annual bonus of up to 100% of his salary based on 2.75% of EBITDA (as defined) if EVCI meets 75% of EBITDA objectives.

•
Add a provision for the payment of a merger and acquisition transaction fee of 1.5% on acquisitions or sales EVCI makes, including the sale of its entire business but excluding any going private transaction involving ComVest on an affiliate.

•	Provide for the payment of six months severance if his employment is terminated for any reason.

•
Provide for the payment of a $150,000 bonus in 90 days of signing the Definitive Agreement if Dr. McGrath certifies that Dr. Buntzman has improved relations between Interboro and the community of Washington Heights, Manhattan, New York.

On April 24, 2007, Dr. Buntzman was granted five year options to purchase 1,329,125 shares of Common Stock under EVCI’s stockholder approved option plans (the “Plans”) at an exercise price, subject to adjustment, of $0.583 per share, which is 110% of the fair market value of EVCI’s Common Stock on the grant date. The options will fully vest upon the closing of the ComVest Financing. On April 24, 2007, Dr. Buntzman also received five year options to purchase, subject to stockholder approval, 2,560,287 shares of Common Stock, at an exercise price of $0.54 per share. One-half of the options will vest immediately, if and when EVCI obtains the stockholder approval of the options and the remainder will vest in one year thereafter. All of the options vest in full upon a change of control, that is unrelated to the ComVest transactions, or if Dr. Buntzman is terminated without cause or he resigns for good reason but not if he leaves EVCI voluntarily without good reason.

Dr. John J. McGrath - Chief Executive Officer and Presiden

Dr. McGrath and EVCI agreed to:

•	Waive any change of control payment that may be payable to him as a result of the ComVest Financing.

•	Terminate his change of control agreement.

•	Cancel his 261,125 existing options, effective April 24, 2007.

•	Revise his employment agreement to:

•	Provide for a term expiring in three years;

•	Reduce his salary from $490,000 to $350,000; provided his salary reverts to $490,000, retroactively, if the Share Authorization is not approved and the Salary Reversion Conditions are met.

•	Provide for the payment of an annual bonus of up to 100% of his salary based on 4.75% of EBITDA if EVCI meets 75% of EBITDA objectives.

•	Provide for the payment of 12 months severance if his employment is terminated for any reason.

On April 24, 2007, Dr. McGrath was granted five year options under the Plans to purchase 625,131 shares of Common Stock at an exercise price of $0.583 per share. The options will fully vest upon the closing of the ComVest Financing. On April 24, 2007, Dr. McGrath also received five year options to purchase 1,291,085 shares of Common Stock, at an exercise price of $0.54 per share. One-third of the options will vest immediately, if and when EVCI obtains stockholder approval of the options, and the remainder will vest as to an additional one-third on the first and second anniversaries of the date of stockholder approval of the options. The options vest in full upon a change of control, that is unrelated to the ComVest transactions, or if Dr. McGrath is terminated without cause or he resigns for good reason but not if he leaves EVCI voluntarily without good reason or is terminated for cause.

Joseph D. Alperin - General Counsel and Vice President for Corporate Affairs

Mr. Alperin and EVCI agreed to:

•	Terminate his change of control agreement.

•	Cancel his 53,333 existing options, effective April 24, 2007.

•	Revise his employment agreement to:

•	Provide for a term expiring in three years.

•	Reduce his salary from $260,000 to $230,000; provided his salary will revert retroactively to $260,000 if the Share Authorization is not approved and the Salary Reversion Conditions are met.

•	Terminate his change of control agreement.

•	Provide for the payment of an annual bonus of up to 100% of his salary based on 0.75% of EBITDA if EVCI meets 75% of EBITDA objectives.

•	Provide for the payment of six months severance if his employment is terminated for any reason.

On April 24, 3007, Mr. Alperin received five year options to purchase 152,812 shares of Common Stock under the Plans at an exercise price of $0.583 per share. The options will fully vest upon the closing of the ComVest Financing. On April 24, 2007 Mr. Alperin also received options to purchase 350,125 shares of Common Stock at an exercise price of $0.54 per share. One-fifth of the options will vest immediately, if and when EVCI obtains stockholder approval of the options, and the remainder will vest as to an additional one-fifth on the first, second, third and fourth anniversaries of the date of stockholder approval of the options. The options vest in full upon a change of control, that is unrelated to the ComVest transactions, or if Mr. Alperin is terminated without cause or he resigns for good reason but not if he leaves EVCI voluntarily without good reason or is terminated for cause.

Mr. Stephen Schwartz - Chief Financial Officer

Mr. Schwartz and EVCI agreed to:

•	Enter into an employment agreement pursuant to which Mr. Schwartz will replace Richard Goldenberg as the chief financial officer of EVCI on the following principal terms:

•	Provide for a term expiring in five years.

•	Provide for a salary of $180,000 per annum.

•	Provide for the payment of an annual bonus of up to 100% of his salary based on 1.75% of EBITDA if EVCI meets 75% of EBITDA objectives.

•	Provide for the payment of six months severance if his employment is terminated for any reason.

On April 24, 2007, Mr. Schwartz received five year options under the Plans to purchase 50,045 shares of Common Stock at an exercise price of $0.583 per share. The options will fully vest upon the closing of the ComVest Financing. On April 24, 2007, Mr. Schwartz also received options, subject to stockholder approval, to purchase 175,062 shares of Common Stock at an exercise price of $0.54 per share. One-fifth of the options will vest immediately, if and when EVCI obtains stockholder approval of the options, and the remainder will vest on the first, second, third and fourth anniversaries of the date of stockholder approval of the options. The options vest in full upon a change of control or if Mr. Schwartz is terminated without cause or he resigns for good reason but not if he leaves EVCI voluntarily without good reason or is terminated for cause.

In the event stockholders do not approve the option grants to Drs. Buntzman and McGrath and Messrs. Alperin and Schwartz, at $0.54 per share, ComVest has agreed to assign warrants to purchase 2,750,000 shares of EVCI’s common stock to them as follows: Dr. Buntzman, 1,600,000; Dr. McGrath, 840,000; Mr. Alperin, 205,000 and Mr. Schwartz, 105,000.

Resignation and Election of Director

On April 24, 2007, Robert F. Kennedy, Jr., son of the late Senator Robert F. Kennedy and a professor at Pace Law School, was elected a director of EVCI and chairman of the new Educational Oversight Committee of the board. Mr. Kennedy fills the vacancy created by the resignation of Ellie Housman. For his service as a board member and chairman of the Educational Oversight Committee, Mr. Kennedy was granted 10-year non-qualified options to purchase 1.0 million shares of EVCI’s common stock at $0.583 per share, which is 110% of the fair market value of EVCI’s common stock on the grant date. The options vested as to one-quarter of the shares on the grant date and will vest as to an additional one-quarter of the shares on the first, second and third anniversaries of the grant date. The options will fully vest upon a change of control that is unrelated to the ComVest transactions.

Bank Debt Restructuring

On April 24, 2007, we entered into a definitive agreement with Harris N.A. that amends and restates our existing credit agreement upon the closing of the ComVest Financing. The terms of the Bank Debt Restructuring are summarized below:

•
The revolver increases from $2.0 million to $5.0 million and the term loan is reduced from $10.375 million to approximately $2.35 million. The term loan can be increased once only up to $6.0 million for use in paying disallowances resulting from the DOE mandated ATB test rescoring by Interboro.

•	The maturity date of the revolver and term loan is April 1, 2009.

•	The interest rate on the revolver and term loan is, at EVCI’s option, prime + 2.75% or LIBOR +4%.

•	The term loan amortizes quarterly with six payments of $750,000 from September 30, 2007 through December 31, 2008.

•	Financial covenants are either eliminated or reset.

•	Existing defaults are waived.

2006 Developments

A brief summary of significant events in 2006 follows:

•
On January 13, 2006, EVCI announced that SED had imposed enrollment caps on new students enrolled at Interboro during the spring 2006 through spring 2007 semesters. The caps limit initial new enrollment at the beginning of each semester and enrollment for new students after approximately the third week of the semester as follows:

	Initial	After approximately 3 Weeks*
Spring 2006	900	850
Summer 2006	900	850
Fall 2006	1,080	1,000
Spring 2007	1,080	1,000

*Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

•
SED monitored Interboro’s progress with site visits in the summer and fall of 2006. On March 23, 2007, Interboro received an interim report from SED that sets forth substantial progress and evident improvements but also notes continuing areas of weakness and concern that prevent any upward adjustment or removal of the SED enrollment caps at this time. SED does not intend to issue a final report until after a third site visit, tentatively scheduled for summer 2007.

•
The SED enrollment caps are tied to an SED expectation that at least 65% of students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro. Interboro’s persistence rate to a second semester for the spring 2006 semester was approximately 50%, which is a 19% increase over the 42% persistence rate for the spring 2005 semester. Interboro’s persistence rate to a second semester for the summer 2006 semester was approximately 54%, which represents a 20% increase, over the 45% persistence rate in the summer 2005 semester. Interboro’s persistence rate for the fall 2006 semester was approximately 60%, which is a 15% increase over the 52% rate for the fall 2005 semester.

•
On February 3, 2006, EVCI announced that SED had requested Interboro and TCI to develop teach out plans for their students. This SED action was in response to a Regents Advisory Council on Postsecondary Accreditation recommendation that was based on concerns about Interboro’s and EVCI’s financial viability, notwithstanding the fact that the Regents Advisory Council did not have (nor did it request from EVCI) financial information regarding EVCI or Interboro that we believe was reasonably necessary to assess EVCI’s financial viability at that time. If in the future. SED determines it is necessary to close either or both schools, teach out plans would give students the opportunity to complete their course of study at other colleges. The EVCI announcement noted that Johanna-Duncan Poitier, Deputy Commissioner of SED’s Office of Higher Education, was quoted in a New York Times article that the request for teach out plans “does not mean we expect to be closing them down, but there should be a plan because of the large number of students.”

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

•
By letter to EVCI, dated March 14, 2006, SED itemized the documents that constitute the full final report of SED’s review process that began with two site reviews in the spring 2005. The letter and those documents were filed as exhibits to EVCI’s Form 10-K for its year ended December 31, 2006. SED’s letter advised that the information in Interboro’s final response, dated February 3, 2006, to the Draft Report regarding measures taken and planned “appear to be appropriate.” The SED letter “extends the registration of Interboro’s programs in accordance with the Commissioner’s Regulations and Department practice for renewal.” It also advised that SED is expecting additional information regarding the scope of implementation and on outcomes, noting that SED wants improvements in performance with respect to “(1) admission of students who have a reasonable prospect of academic success in the context of the institution’s services and programs; and (2) a record of student persistence and serious achievement at the college level.”

•	In May 2006, Interboro graduated 697 students. This graduating class is the largest in Interboro’s history.

•
In May 2006, TCI’s faculty recommended to the Regents 237 students for graduation. During the two years following a change of ownership and control of a school, the authority to confer degrees reverts to the Regents.

•
Effective May 31, 2006, Joseph Looney resigned as EVCI’s Chief Financial Officer and Richard Goldenberg, EVCI’s former CFO and Interboro’s then and now current CFO, resumed his additional duties as EVCI’s CFO.

•
In November 2006, Interboro reported to the U.S. Department of Education the results of its rescoring of exams of 9,513 ability to benefit students. Those results and subsequent developments relating to the rescoring are discussed in Note 7 of Notes to Consolidated Financial Statements.

•
On November 28, 2006, EVCI announced that the Middle States Commission on Higher Education, TCI’s regional accrediting body, had approved the change of ownership to EVCI of Technical Career Institutes. This approval had been pending since EVCI acquired TCI on September 16, 2005. The next Middle States self-study evaluation for TCI is in the academic year 2009/2010.

•
In December 2006, we received notice from The Nasdaq Stock Market indicating that, in accordance with Marketplace Rule 4310 (c) (8) (D), EVCI has been granted a 180 day extension, or until June 11, 2007, to regain compliance with the minimum $1.00 bid price per share requirement of The Nasdaq Capital Market. EVCI had received a notice from The Nasdaq Stock Market in June 2006 indicating that  EVCI was not in compliance with the minimum bid price rule because the closing bid  price per share for our common stock was below $1.00 per share for 30 consecutive  trading days.

•
On December 21, 2006, we filed a Form 8-K that disclosed we did not believe a private placement of equity to institutional investors would be completed. It also disclosed that we were pursuing other strategic alternatives that could include our incurrence of additional debt or substitute debt for our bank debt, sales of EVCI equity that may or may not result in a change of control, one or more transactions that result in EVCI going private or sales of assets.

•
Effective in December 2006, the Rules of the Board of Regents require a change of ownership or control of a degree granting proprietary college in New York be approved prior to the change. The approval process could take up to 180 days. This new rule has had an adverse affect on our ability to raise additional financing.

Target Market

EVCI has chosen to concentrate its student recruiting efforts principally on a specific niche, minority students that come from economically disadvantaged backgrounds. A large percentage of the students in EVCI’s target market do not have a high school diploma or a general equivalency diploma (“GED”), and thus have few college opportunities available to them. However, they can evidence their ability to perform college level work and be accepted to an EVCI college by passing a federally-approved ability to benefit (“ATB”) examination and by demonstrating through interviews and other non-cognitive means that they appear to have the necessary time, motivation and commitment to succeed at college. Proposed changes in New York State regulations that could result in material changes in standards for evaluating ATB students, that are otherwise eligible for New York state TAP grants, are discussed below under the caption “Availability of Tuition Grants and Loans-2007 budget proposal.”

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

TCI’s ATB student population was approximately 49% of new enrollees for its spring 2007 semester as compared to an average of 48% of new enrollees for 2006. TCI is implementing plans to attract more high school graduates and GED students.

For 2004-2006, Interboro’s ATB student population averaged 85% of new enrollees. Interboro believes its total student body consists of a higher percentage of ATB students than almost all other colleges or universities that receive Title IV funds and TAP grants. Interboro is implementing plans to attract more high school graduates and students with GEDs.

The PSB target market is demographically similar to the Interboro/ TCI target market.

Availability of Tuition Grants and Loans

Federal and state financial aid programs are available to pay for most of the tuition costs of our students. These are almost exclusively in the form of need based grants and/or subsidized and unsubsidized loans.

Almost all Interboro and TCI students fund a majority of their tuition with federal Pell Grants and many receive Supplemental Educational Opportunity Grants (SEOG), pursuant to Title IV of the Higher Education Act, and with New York State Tuition Assistance Program (“TAP”) grants. The maximum per semester grants per student are: Pell, $2,025 and TAP, $2,500. During a single academic year the maximum Pell grant is $4,050. Starting with the fall 2007 semester, all of our students who are eligible for the maximum Pell grant will receive $2,155 per semester and $4,310 per year. Students can currently receive $7,500 in TAP funds for three semesters in one academic year, subject to the accelerated TAP rule discussed below in this section.

TCI and Interboro also participate in the Title IV Federal Work Study program, which allows a limited number of students to receive additional aid by working while attending college.

Some EVCI students pay over a period of time the portion, if any, of their tuition and other costs, that are not covered by Pell, TAP or other grants. Students who demonstrate exceptional need or have other extenuating circumstances are sometimes given grants by their college.

TCI currently participates in Title IV loan programs. Approximately 28.5% of TCI’s revenue for 2006 was from the proceeds of Title IV loans to TCI students. TCI’s default rates have been less than 3% for the five years through 2004, well below the Title IV limit of 25% for each of three consecutive years and 40% for one year. EVCI believes TCI has a very aggressive default prevention program. While not required, TCI returns first semester loans to lenders for those students who withdraw and fail to return the following semester. Additionally, TCI returns the proceeds from loans made to its first semester ATB and GED students to the DOE when those students complete a term but do not meet its persistence criteria. EVCI and TCI believe that the risk of higher loan default rates is significantly greater with ATB borrowers.

Some PSB students are eligible to fund their tuition through grants awarded by the Pennsylvania Higher Education Assistance Agency (“PHEAA”). A maximum of $4,500 in state grants can be obtained per award year. The grant application deadline is May 1st for students currently enrolled and August 1st for new students who have not received grants for the prior year. PSB also participates in Title IV loan programs.

Accelerated TAP

In April 2006, the New York State budget law made changes to the method in which colleges must determine the eligibility for certain TAP payments. A third consecutive TAP payment in any 12-month period is an “accelerated” payment. The new provision required that, in order to receive an accelerated payment, an institution must certify, along with other TAP eligibility standards, that the student earned 24 credits in the prior two semesters. In April 2007, the New York State legislature modified accelerated TAP, effective April 1, 2007. A student still needs to satisfactorily complete 24 semester hours in the prior two semesters but may include the equivalent of three hours per semester as remedial courses that do not carry credit.

The effect of accelerated TAP was first felt with respect to the spring 2007 semester for those schools having three academic semesters per year. College administrations throughout New York State do not have prior experience with how the new TAP accelerated rules will affect registration of continuing students. We estimate that our revenue for the spring 2007 semester was approximately $175,000 less at TCI and approximately $110,000 less at Interboro due to the effects of accelerated TAP. We also estimate that our revenue for spring 2007 semester, if the modified accelerated TAP law were in effect, would have been approximately $119,000 less at TCI and approximately $44,000 less at Interboro.

TCI offers Title IV loans to eligible students which can be used to meet tuition costs for students not eligible for a third consecutive semester of TAP grants.

Interboro does not, at present, offer Title IV loans to its students. Interboro will apply to the DOE for the authorization to offer Title IV loans as soon as permitted by the DOE after Interboro receives the DOE’s determination regarding the DOE program review relating to the rescoring of ATB exams. If the DOE consents, Interboro will offer Title IV loans using the TCI model, which has been successful in keeping default rates low. If Interboro does not become authorized to offer Title IV loans to students who are not eligible for accelerated TAP payments, Interboro may provide students with an opportunity to receive internal loans from the college so their persistence is not interrupted. This mitigates the risk of their dropping out of Interboro and they can remain eligible for Title IV grants to cover parts of their tuition.

While Title IV loans provide cash payments to the college before or during the semester and increase revenue when made, internal Interboro loans would be repaid by the students to the college over a period of time and would reduce revenue when made. Accordingly, internal loans are not as desirable from a revenue or cash flow perspective.

2007 budget proposal

Governor Eliot Spitzer’s 2007 budget proposed that students who first receive TAP in academic year 2007/2008 or thereafter must have a high school diploma or GED or meet other academic standards or requirements determined by the Commissioner of Education. The legislature substantially modified the Governor’s proposal to require ATB students to pass a federally approved ATB test that has been identified as appropriate by the Board of Regents and has been “independently administered and evaluated” as defined by the New York Commissioner of Education. We believe the New York Board of Regents might require colleges to use an ATB exam that is more difficult than the CPAT, which is currently the exam used at TCI and Interboro. The CPAT exam, is the federally approved ATB exam most used by other colleges admitting ATB students.

TCI and Interboro are each making concerted efforts to recruit more high school graduates and GED students.

Interboro also has also incorporated a holistic and non-cognitive approach in implementing various strategies discussed below, because it believes that an empirical admissions exam is not by itself a sufficient indicator of an ATB student’s ability to succeed at an associate degree college that targets minority students who can qualify for financial aid.

Tuition

TCI’s tuition per semester is currently $4,695 following an increase of $100 commencing the summer 2006 semester. TCI semester fees range from $125 to $250 and books and supplies range from $200 to $800, averaging $500. Approximately 57% of TCI’s tuition revenue for its fall 2006 semester was from the proceeds of Pell and TAP grants. TCI students need additional financial assistance to pay their educational costs. This is mostly obtained from Title IV loans.

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

For 2006, Interboro students qualifying for financial aid received an average of $1,868 in Pell grants and $ 2,249 in TAP grants, or a total averaging $4,117 per semester. This total constitutes approximately 87.3% of Interboro’s tuition revenue for 2006.

PSB’s tuition varies by program and enrollment status and currently averages $3,600. Approximately 98% of this tuition was covered by Pell and PHEAA grants and Title IV loans for the 2006/2007 academic year. A PHEAA grant award ranges from $200 to $4,500.

Enrollments

Full-time student enrollments at our schools for 2006 as compared to 2005 were:

	Spring	Summer	Fall	Total
2006
TCI	3,000	2,200	3,100	8,300
Interboro	3,000	1,800	2,700	7,500
PSB	160	140	220	520
	6,160	4,140	6,020	16,320
2005
TCI	*	*	3,000	3,000
Interboro	3,700	2,650	4,500	10,850
PSB	**	**	100	100
	3,700	2,650	7,600	13,950

* Not owned by EVCI

** In the process of relocating to downtown Allentown Pennsylvania.

Spring 2007 and 2006 full-time student enrollments at our colleges are approximately as follows:

	Spring 2007	Spring 2006
TCI	3,090	3,000
Interboro	2,730	3,000
PSB	325	160

Our Operating Strategy

Key components of our operating strategy follow:

Focus on career based academic curricula with transfer options

TCI offers college degree programs principally in the following career related areas of academic study:

•	Business and new media technology includes programs in business administration, accounting, digital media arts, office technology (general and medical) and computerized accounting systems technology.

•	Computer and electronics technology includes technology programs in networking, electronic security systems, electronic engineering and rail electronics.

•	Climate control technology includes technology programs in HVAC and refrigeration.

•	Automotive technology prepares students to become automotive service technicians. Laboratory courses are taught at the Harlem Auto Mall complex operated by Potamkin Cadillac.

Interboro offers college degree programs in the following career related areas of academic study:

•	Business administration: accounting and management

•	Paralegal studies

•	Computer technology: networking

•	Ophthalmic dispensing

•	Office technologies: medical office assistant and executive assistant

Security services and management

PSB offers educational programs in the following entry-level career areas of study:

•	Information technology

•	Business administration

•	Office administration

Medical information technology

PSB also offers the Associate in Specialized Business Degree in personal computer administration and networking technology.

Management sees a growing demand by employers for individuals possessing career-oriented skills in the degree majors and academic concentrations offered at our colleges. We believe the experience and expertise of EVCI’s colleges in career oriented college education enables them to more effectively tailor marketing plans and to differentiate colleges from most of their competitors.

Our curricula prepare students who want to transfer to four-year, degree-granting colleges. A number of baccalaureate colleges have entered into formal articulation agreements with TCI and Interboro under which they will accept a student’s full associate degree credits or a percentage of their credits that translate to their baccalaureate curriculum. Many more colleges accept the academic credits of TCI and Interboro transfer students without formal articulation agreements.

Provide a quality and caring educational experience

Many EVCI college faculty members teaching career-based courses have direct work experience in the subject areas they teach. Typically, full-time faculty members at Interboro are hired after they have proven their effectiveness as adjunct instructors at Interboro.

In addition to academic challenges, most TCI, Interboro and PSB students also face the daily challenges endemic to those who are economically disadvantaged. Our colleges expect their faculty to recognize and be sensitive to the special needs of their students. Their faculty are particularly adept at working with economically disadvantaged students, and gaining their confidence and trust to assist them in the remediation and developmental process necessary for them to succeed academically.

Our colleges’ faculty, administration and staff work to establish close relationships with students. Our colleges strive to set realistic goals for students while maintaining academic integrity. Students generally receive a telephone call from a faculty member or a staff member if they miss class. Professors and advisors work with students to meet particular academic needs. Our colleges offer a variety of support programs including intensive tutoring, mentoring and internship programs. Students can get referrals from our college staff to outside service agencies in order to help them meet personal challenges and stay in college.

Improve student persistence and graduation rates

Improving student persistence (retention) is essential to the continuing success of our students and is one of our greatest challenges and opportunities. The retention process starts before the initial enrollment and continues through graduation. As is true throughout the country for economically disadvantaged students, a large number of our students do not finish their degree programs for personal, financial or academic reasons. We recognize that our ability to retain students until graduation is an important indicator of success and that modest improvements in retention rates can result in meaningful increases in revenue and profitability.

Rules of the Board of Regents, as recently amended, require a college that has an associate degree completion rate that is more than five percentage points below the mean associate degree completion rate reported by all New York state colleges to submit to SED a plan to improve graduation rates.

For students graduating within three years, TCI’s graduation rate was 27.3% for its fall 2002 cohort and 27.7% for its fall 2003 cohort. The New York state-wide average for associate degree colleges was approximately 25% for those cohorts.

Interboro has increased its graduation rates, for students graduating within three years, since EVCI acquired Interboro in January 2000, from less than 9% for its 1998 cohort to approximately 19% for its 2003 cohort. Interboro has remediation and developmental specialists who work in and outside the classroom with students and faculty in order to provide students with the skill sets required for them to succeed in college.

Interboro has implemented the following measures in its effort to improve student learning and development in its effort to meet the Regents expectation of a three year cohort graduation rate of 25% and SED’s expectation that at least 65 percent of Interboro’s students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro:

“Smart Start” is a two week, forty- hour course that is designed to improve prospective students’ language, reading and math skills. It is required for all students who do not pass Interboro’s admissions entrance test. The Smart Start program is offered free of charge and is taught by qualified instructors in a classroom setting. The goals of this program are to improve student performance and to assess how serious students are about gaining admission to Interboro and succeeding in their studies.

“Immersion” is an intensive two week, sixty-hour course offered to students who are already admitted to Interboro. It is designed to prepare students for success in college-level writing and reading, with emphasis on vocabulary, reading comprehension, inferences, essay structure, critical thinking, and the fundamentals of grammar. This program is also designed to help students prepare for the English placement exam prior to their first semester.

“Leap” is a three-hour class that is mandatory for all students who have gained admission to Interboro. Faculty discuss the critical thinking, time management and study skills necessary to succeed. Students also receive a review of basic math and English and learn library research techniques. The goal of this class is to prepare all incoming freshman for college life at Interboro.

“Faces” is a program in which all incoming students at Interboro are assigned a full-time faculty member to act as their mentor. Faculty members are assigned twelve to fifteen students, generally in their class, and report on the student’s progress at the college at various intervals throughout the semester. Mentors also act as a resource for students by directing students who have questions or problems to the appropriate resource for assistance. Mentors also meet as a group at least three times each semester to discuss student issues. Academic advisors provide feedback to mentors regarding student issues and the steps that have been taken to resolve these issues.

In its continuing effort to improve its admissions selection process and the success of Interboro students admitted, Interboro has also implemented the following:

•	The college is being more selective in granting admission.

•	Late registration is limited to one week.

•	Students with poor attendance are being dropped.

•	Interboro’s faculty is being evaluated more often by Interboro’s academic administration, especially with respect to further improving retention while maintaining academic integrity

•	The curriculum committee regularly reviews course offerings and teaching methods to further enhance academic rigor and quality as well as techniques for assisting students to master the material.

•	Ways to attract more high school graduates and students with a GED have been implemented

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

Focus on placement of graduates

Of the TCI’s students requesting placement assistance, currently more than 80% are either placed in employment or enrolled for further education.

Of Interboro’s students requesting placement assistance, approximately 78% of those graduating in June 2005 were either placed in employment or enrolled for further education.

Our Growth Strategy

Enrollments

We expect to limit internal growth of enrollments at TCI to 10% to 15% year over year. Provided the SED enrollment caps are lifted at Interboro in the future, we expect future internal growth at Interboro also to be 10% to 15% year over year. We believe this rate is more in line with the average internal growth rates of colleges owned by public companies. However, this expectation does not in any way constitute guidance for any period.

New sites

With the requisite regulatory approval, our colleges will, in the future, open new college sites in communities with economically disadvantaged populations that recognize the need for their programs. We believe that convenience is a strong factor considered by our students when selecting a college. Besides increasing enrollment capacity, new sites allow our colleges to more effectively leverage their infrastructure and their investment in curricula. They also increase their name recognition and reputation. Interboro does not expect to open additional sites for the foreseeable future.

Acquisitions

With the substantial improvements in our financial condition and operating results in 2004, acquisitions again became an integral part of our growth strategy in 2005. We acquired PSB in January 2005 and TCI on September 16, 2005.

In making those acquisitions, we were guided by the following strategy. We sought to acquire fully operational, or licenses to operate, for-profit, career-oriented colleges. We sought colleges that have functional operations and quality educational degree programs and that could benefit from additional management and financial expertise. We sought colleges that will benefit from our management experience and operating strengths and will allow us to further strengthen their academic programs and administration while increasing their enrollment, revenue and profitability. Our first priority was to acquire fully operational colleges that can serve economically disadvantaged students.

Marketing

Our colleges employ a variety of marketing and advertising techniques to generate qualified leads of potential students. TCI and Interboro primarily use newspaper and subway ads, telemarketing, direct mail, television and community events. PSB primarily uses newspapers, telemarketing and direct mail.  The effectiveness of their marketing and advertising campaigns greatly depend on the message, placement and timing of ads and following up with timely and accurate lead tracking. Effectiveness also depends on the rate of conversion of leads to enrollments. Our colleges also work with community based organizations and school districts in promoting their programs to prospective students.

Each of our colleges is responsible for converting leads to enrollments. Our colleges’ lead tracking capability generally allows them to identify leads generated by specific media and adjust their marketing to focus on the most cost-effective lead sources. Referrals from our students and graduates are the most effective means of recruiting new students.

TCI is also marketing its academic programs to high schools. TCI faculty members visit high schools to encourage guidance counselors to recommend TCI’s degree programs and to talk about TCI’s excellent reputation. In the first quarter 2007, TCI increased from two to five the number of full-time recruiters of high school graduates.

In addition, preparation programs for the General Equivalency Diploma examination are being planned at Interboro and TCI sites, in partnership with experienced providers of GED preparation programs, in order to offer applicants without a high school degree another alternative for college admittance.

Accreditation

Accreditation provides the basis for:

•	the recognition and acceptance by other higher education institutions, employers and governmental entities of the degrees and credits earned by students

•	qualification to participate in Title IV programs, including Pell grants, and New York TAP grants and Pennsylvania PHEAA grants

TCI is accredited by the New York State Board of Regents. SED recently recommended to the Regents that TCI’s accreditation be extended for five years. SED also recommended that the Regents approve a change in scope of accreditation of TCI reflecting the change in TCI’s ownership to EVCI.

TCI is also regionally accredited by the Middle States Commission on Higher Education. Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680 and its telephone number is 215-662-5606. This accreditation will be reviewed in 2010 by Middle States. In November 2006, Middle States approved the change of ownership to EVCI of TCI.

In addition, TCI’s Electronics Engineering Technology program is accredited by the Technology Accreditation Commission of the Accreditation Board for Engineering and Technology.

Interboro is also accredited by the New York State Board of Regents. As a result of the change in control that occurred when we acquired Interboro in January 2000, its accreditation was probationary until 2003 when the Board of Regents took Interboro off probation and granted it accreditation for the five years ending September 30, 2008. The Commission on Opticianry also accredits Interboro’s AOS degree in Ophthalmic Dispensing. The American Bar Association has approved Interboro’s Paralegal Studies Program.

PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”). PSB received a five year renewal of its ACCSCT accreditation effective August 2004. PSB is licensed by the Pennsylvania State Board of Private Licensed Schools and is approved by the Pennsylvania Department of Education to grant the Associate in Specialized Business Degree.

Regulation of Proprietary Schools

Our colleges are subject to extensive regulation and oversight by governmental agencies that administer Title IV, TAP and PHEAA, by SED, the New York Board of Regents, agencies of the State of Pennsylvania and by Middle States and ACCSCT. As a result, they must comply with a complex framework of laws and regulations and are subjected to frequent compliance and financial reviews and detailed oversight.

SED requires periodic approval and registration of all degree programs. TAP funds are only available to students enrolled in registered programs. All TCI degree and certificate programs are approved and registered by SED. All Interboro degree programs are approved and registered by SED.

Title IV

Pell is one of the federal student financial aid programs that is authorized by Title IV of the federal Higher Education Act of 1965 (the “HEA”), and related regulations issued by the U.S. Department of Education. Participants in Title IV programs are subjected to significant regulatory scrutiny in the form of numerous standards they must satisfy. These include obtaining and maintaining authorization by appropriate state and accrediting agencies.

Under the HEA, regulatory authority is divided among:

•	the federal government, which acts through the DOE

•	state higher education regulatory bodies

•	the accrediting agencies recognized by the DOE

•	state higher education regulatory bodies

Generally, the HEA regulations must be complied with on an institutional basis. The regulations define an institution as a main campus and its additional locations, if any. If any location violates these regulations, the college could lose its Title IV eligibility or suffer financial liabilities, greater scrutiny and/or limitations on its participation in Title IV programs. Financial liabilities may include returning funds to the DOE, posting a letter of credit and civil and criminal penalties.

Factors that could affect an EVCI college’s participation in the Title IV programs include:

•
A college cannot receive in excess of 90% of its cash basis revenue from Title IV programs for tuition, fees and institutional charges. TCI and Interboro each derive substantially less than 90% of their revenue from Title IV funds. PSB derived approximately 88% of its revenue in 2006 from Title IV funds. Management expects PSB to decrease its percentage of revenue from Title IV funds in the future as a result of a significant increase in PHEAA grants.

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

•
Independent auditors annually audit each of our college’s administration of Title IV funds. The resulting audit report is submitted to the DOE. In addition, colleges are subject to periodic audits by the DOE or the DOE’s Office of the Inspector General. If it is determined that a college improperly disbursed Title IV funds, or violated a provision of the HEA, it could be required to repay a portion of such funds and might be assessed an administrative fine. A college could also become subject to heightened monitoring or transfer from the advance system of payment to the reimbursement system, under which it must disburse its own funds to students and document the student's eligibility for Title IV funds before receiving funds from the DOE. Information about the DOE’s program review that has focused on the scoring of ATB exams by Interboro is disclosed in Notes 6 and 7 of Notes to Consolidated Financial Statements.

•
In the event a student withdraws or stops attending and does not complete an academic program during a semester, the college must perform a Federal refund calculation to determine if funds must be returned on the student’s behalf. For example, it must return a prorata portion of the Title IV funds received by a college if a student withdraws prior to completion of 60% of a semester.

•
Our colleges must satisfy DOE numeric standards of financial responsibility on a consolidated basis. Compliance with these standards is evaluated for purposes of recertification to participate in Title IV and also annually after submission of audited financial statements to the DOE by June 30th of the following year. If the DOE determines the colleges do not meet the standards of financial responsibility, they can continue to participate in the Title IV programs if they can demonstrate they are financially responsible on an alternative basis. Alternatives include posting a letter of credit in favor of the DOE and possibly accepting other conditions on participation in Title IV programs. EVCI failed to meet the minimum numeric standard of financial responsibility as of December 31, 2006. Additional information about this failure is disclosed below in a risk factor captioned, “Our failure to satisfy specific financial responsibility standards established by federal and state regulators or the non-governmental agencies that accredit our colleges could have a material adverse effect on us.”

TAP grants

The TAP grant program is part of the New York State budget. Each year the governor makes budget recommendations to the New York State Senate and Assembly. Governor Spitzer’s position on TAP under his proposed 2007/2008 budget is discussed above under the caption “Availability of Tuition Grants and Loans-2007 Budget Proposal” and below in a risk factor captioned “The amount or timing of TAP disbursements could materially impede Interboro’s and TCI’s ability to operate.” As in prior years, we are working to oppose any changes in TAP that could negatively impact the educational opportunities of Interboro’s and TCI’s students.

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

PHEAA grants

Eligible Pennsylvania residents can obtain PHEAA grants for undergraduate study at any PHEAA-approved institution of higher education.

PHEAA grants have strict deadlines that impact a student’s eligibility. PSB students enrolled in degree programs and current PHEAA grant recipients must apply by May 1 prior to the academic year beginning in September. All other applicants who will be enrolling in degree programs must apply by August 1 prior to the academic year beginning in September.

To qualify for a PHEAA grant an applicant must, among other requirements, be

•	a graduate of a state-approved high school or have a GED;

•	a Pennsylvania resident for at least 12 months before the application filing deadline; and

•	enrolled for at least half-time.

Factors that could affect PSB’s participation in the PHEAA grant program are similar to the factors listed above for TAP.

Change of ownership or control

Title IV. A change in control of a college can affect its eligibility to participate in Title IV programs. After a change in control, the college must re-establish its state authorization and accreditation and satisfy DOE’s requirements to be recertified by the DOE as an eligible institution under new ownership.

If a college is recertified following a change of control, it will be on a provisional basis. While provisionally certified, the college may be subject to closer review by the DOE and to summary adverse action for violations of Title IV program requirements. Provisional certification does not otherwise limit an institution's access to Title IV funds.

Following TCI’s acquisition by EVCI, TCI’s temporary certification became a provisional certification on March 8, 2006 that expires June 30, 2008.

Following its acquisition by EVCI, Interboro initially received its temporary certification that became a provisional certification on April 4, 2000. Until March 2007 Interboro continued to be provisionally certified because of default rates on loans made under Title IV prior to our acquisition of Interboro in January 2000. In March 2007 Interboro was notified by the DOE that it is provisionally certified until March 31, 2010. This certification is provisional primarily because Interboro must pay all liabilities, that are finally determined, relating to the pending DOE program review that mandated the rescoring of ATB exams. Interboro does not believe the other two conditions are material. One relates to resolving open 2003 and 2005 compliance audits and the other requires Interboro to inform the DOE, within 12 months, regarding the status of Interboro’s New York State approvals.

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

•
It occurs if an existing stockholder (other than an institutional investor) ceases to be a controlling stockholder. A controlling stockholder is someone who holds or controls by agreement 25% or more of the total outstanding voting stock and more shares of voting stock than any other stockholder. EVCI does not now have a controlling stockholder under this definition. Under the terms of the ComVest Financing, ComVest could become a controlling stockholder in the future.

New York. Rules of the New York Board of Regents, effective in December 2006, require a change of ownership or control of a degree granting proprietary college in New York be approved by SED prior to the change. A change of ownership or control means a merger or consolidation with any corporation; a sale, lease, exchange or other disposition of all or substantially all of the assets of the college; and a transfer of at least 51 percent of a corporation’s stock that owns the college. At least 180 days prior to the proposed change of ownership or control, SED must be notified thereof by the college. The prospective owner or controlling party must apply to SED for approval at least 150 days prior to the proposed date for change of ownership or control of the college. This application must include evidence of the following regarding the prospective owner/controlling party:

•	capacity to operate the college in compliance with applicable New York and federal laws, rules and regulations

•	sufficient financial resources

•	experience operating an educational institution or other business enterprise in an effective manner which demonstrates capacity to operate a degree-grating college

•	compliance with laws, rules, regulations and accreditation requirements applicable to any other postsecondary school(s) operated

•	not having engaged in fraudulent or deceptive practices.

If approval for the change is granted, the Regents may limit or condition the degree granting authority of the college following the change.

Following a change of ownership or control of a college that occurred prior to this change of the Regent’s rules, as is the case with TCI, the college is considered in a transitional status, usually for up to two years. During that time SED would generally not approve any new initiatives by the college such as new programs or extension centers. This status also subjects the college to more scrutiny by SED, including additional reporting requirements, and the Board of Regents retaining authority to award degrees to graduating students. The retention by the Board of Regents of degree granting authority results in a greater level of scrutiny for each degree and may delay the awarding of degrees. TCI expects this transitional status to cease in September, 2007.

Pennsylvania

A change of control is not expressly defined under Pennsylvania law or rules applicable to PSB.

If a change of control occurs, but the faculty, student body, programs and location of a school remain essentially the same, the school’s license and registration remain in force. After the change of ownership occurs it must be reported to the Pennsylvania Private Licensed School Board.

Middle States Commission on High Education

Middle States requires prior approval of a change of ownership that results in a change of control. Control means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a college. A request for pre-approval must be submitted to Middle States prior to a deadline for its review at its next meeting. Meetings generally are held in December, February, April, June and August, and the submission deadline is the first day of the month immediately preceding the month in which the meeting is held.

ACCSCT

ACCSCT also requires prior approval of a change of ownership that would result in a change of control of a college. Control is the ability to direct or cause the direction of the actions of a school. With respect to public companies that control schools, a change of ownership resulting in a change of control occurs if:

•	25% or more of the voting stock is acquired along with the ability to exercise control over the corporation’s management and operations, or

•	a holder of 25% or more of the voting stock reduces its holdings to less than 25% and loses the ability to exercise control over the corporation’s management and operations, or

•	control is deemed to have been acquired or lost under applicable securities laws.

Opening new college sites and adding educational college programs

The HEA generally requires that proprietary colleges be fully operational for two years before applying to participate in Title IV programs. However, a college that is certified to participate in Title IV programs may establish a new site and apply to participate in Title IV programs at that site, immediately, if the new site satisfies all other applicable eligibility requirements, including approval by the college’s state licensing agency and its accrediting agency.

Generally, a college that is eligible to participate in Title IV programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the college already offers programs at that level. Also, a college may generally add a new program that prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that college provided the program meets minimum length requirements. If a college erroneously determines that an educational program is eligible for Title IV programs, the college would likely be liable for repayment of the Title IV funds provided to students in that educational program. New educational programs at TCI and Interboro require approval from the New York State Board of Regents.

Competition

TCI competes with other associate degree colleges that offer technical programs primarily on the basis of its location, reputation and course offerings. TCI has been ranked number one in the state of New York and in the top three in the nation, in the conferral of engineering related degrees, in a 2005 ranking by a Community College Week analysis of DOE data.

Interboro’s business model subjects it to limited direct competition. A key component of this model is its focus on a target market of ATB students. The challenges of educating ATB students and the availability to most of our students of Title IV and TAP grants that cover the full cost of their tuition is also a key component of Interboro’s business model.

PSB competes primarily with community colleges based on its location and course offerings.

Most of our for-profit public competitors have substantially greater financial and other resources than we do. In general, they have not acquired colleges that principally serve our target market. We mostly compete with private colleges in the New York metropolitan area and, with respect to PSB, in the Allentown, Pennsylvania metropolitan area.

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

Employees

As of December 31, 2006, we had 465 full-time employees, 200 adjunct (part-time) faculty and 35 other part-time employees.

Out of a total of 146 full-time Interboro administrative employees at December 31, 2006, 90 are members of Local 153 of the Office & Professional Employees International Union. The governing union contract expires August 31, 2009.

In 2005, Local 153 was recognized by Interboro as the exclusive bargaining agent for Interboro’s faculty which, as of December 31, 2006, totaled 146 full and part-time members. A collective bargaining agreement with Local 153 has not been concluded.

Approximately 70% of TCI’s employees are unionized under contracts with Local 2110 of the United Auto Workers-AFL-CIO. The union represents full-time and adjunct faculty, laboratory technicians and maintenance, office, clerical and admissions personnel under contracts expiring in October 2007.

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

We derived approximately 92% of our 2006 net revenue from federal and state grants and loans. Participation in the federal and state grant and loan programs subject TCI, Interboro, and PSB to frequent reviews and detailed oversight. Each of our colleges must comply with complex laws and regulations, including with respect to its accreditation, operations, growth and change of its or EVCI’s corporate structure or ownership and control. The regulations, standards and policies of the regulatory agencies frequently change and are subject to political and other pressures. SED’s decision to issue the Draft Report and then place enrollment caps on new student enrollment was motivated by concerns about the ability of Interboro ATB students to persist and graduate at percentage rates deemed appropriate by SED even though Interboro’s graduation rates significantly exceed the average three year graduation rates for African American and Hispanic minority students at other associate degree colleges in New York State and nationwide. We believe that Interboro’s rapid growth and the resulting increase in its share of TAP funds were also significant factors in SED’s decision.

As is clear from Interboro’s recent experiences with SED, an alleged failure to comply with existing or new requirements resulting from changes in standards or new interpretations has already and, in the future, could materially and adversely affect EVCI. Some of the specific significant regulatory risks are described in risk factors below.

Adverse changes in the rules governing TAP disbursements could materially impede Interboro’s and TCI’s ability to operate.

There could be changes in TAP laws and regulations that deny or decrease the amount of TAP grants by various means that include changing eligibility requirements or by requiring Interboro and TCI to materially increase their administrative costs and practices relating to TAP. Those changes could have a material adverse impact on our revenue, margins and ability to continue in business using our current business models.

The executive and legislative debate each year over the New York State budget usually includes controversy over TAP. We cannot predict what will happen each budget year because the issues relating to TAP are highly political in nature.

Changes in Ability to Benefit regulations could materially and adversely affect Interboro’s and TCI’s ability to operate and grow.

For the past four semesters, ATB students have averaged approximately 77% of Interboro’s enrollment, approximately 41% of TCI’s enrollment and approximately 41% of PSB’s enrollment. They are students who entered Interboro, TCI or PSB without a high school diploma or a GED, in significant part, because they achieved a minimum score, or a higher score set by the college, on a test approved by the DOE that demonstrates that they have the “ability to benefit” from a college’s program of study.

Governor Eliot Spitzer’s 2007 budget proposed that students who first receive TAP in academic year 2007/2008 or thereafter must have a high school diploma or GED or meet other academic standards or requirements determined by New York’s Commissioner of Education. The Legislature substantially modified the Governor’s proposal to require ATB students to pass a Federally approved ATB test that has been identified as appropriate by the Board of Regents and has been “independently administered and evaluated” as defined by the New York Commissioner of Education. We believe the New York Board of Regents might require colleges to use an ATB exam that is more difficult than the CPAT, which is currently the exam used at TCI and Interboro. The CPAT is the federally approved ATB exam most used by other colleges admitting ATB students. Changes that materially increase the difficulty of a mandated entrance exam for Interboro and TCI students could have a material adverse affect on their results unless, and until, strategies that offset those changes are implemented.

Any changes in current laws governing TAP that materially limit Interboro’s and TCI’s ability to enroll ATB students or the availability of financial aid to ATB students, could have a corresponding material adverse affect on Interboro and TCI unless they are able to implement strategies to accommodate any material adverse change. Even if Interboro and TCI were successful, in the interim EVCI’s financial condition and results of operations could be materially and adversely affected. Plans by TCI and Interboro to recruit more high school graduates and students with GED’s, so that each are less dependent on ATB students, may not be successful.

The amount and timing of TAP disbursements could materially impede the ability of Interboro and TCI to operate.

Budgetary issues have caused delays in TAP disbursements. TAP payments relating to Interboro’s and TCI’s spring semesters that would otherwise be made during the period from the last week of December through May were deferred:

•
In December 2004, TAP advised that a total of approximately $3.8 million of payments payable for Interboro’s and TCI’s spring 2005 semesters would be deferred until August 1, 2005. This deferral turned out to be less, as Interboro and TCI received the following approximate payments of their deferred amounts:

Month	Interboro	TCI
March	$1,100,000	$430,000
June	1,200,000	280,000
July	400,000	390,000

•
In December 2005, TAP advised that a total of approximately $3.6 million of payments payable for Interboro’s and TCI’s spring 2006 semesters would be deferred until August 1, 2006. This deferral also turned out to be less as Interboro and TCI received the following approximate payments of their deferred amounts:

Month	Interboro	TCI
March	$1,800,000	$700,000
June	700,000	370,000

In addition, TAP rules, unrelated to yearly budgeting issues, require the deferral of TAP payments for the third semester within the same academic year. As a result in 2005 and 2006, the following deferrals of TAP payments relating to the spring semester were deferred to October:

Year	Interboro	TCI
2005	$1,015,000	$919,000
2006	674,000	940,000

The 2005 TAP deferrals did not adversely affect the ability of either TCI or Interboro to operate or grow. However, the 2006 deferrals contributed to the strain on Interboro’s liquidity in combination with the following:

•	the losses from operations at Interboro

•	payments of interest and principal on our bank debt

•	Interboro not receiving prepayments of TAP funds resulting in delays of receipt of these funds for up to eight weeks

•	the seasonality of our business, particularly during July and August

We could be mistaken in our belief that our available cash resources will prevent future deferrals from adversely affecting our ability to operate and our ability to remain in compliance with the financial covenants of our bank agreement.

Interboro may be subject to even more severe action by SED if it is not able to achieve a 65% persistence rate or to implement other required changes at Interboro to SED’s satisfaction.

SED is requiring that Interboro limit the number of new enrollments it may accept. These caps are, in significant part, tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro.

Interboro’s persistence rate to a second semester for the spring 2006 semester was approximately 50%, which is a 19% increase over the 42% persistence rate for the spring 2005 semester. Interboro’s persistence rate to a second semester for the summer 2006 semester was approximately 54%, which represents a 20% increase over the 45% persistence rate for the comparable summer 2005 semester. Interboro’s persistence rate to the spring 2007 semester for the fall 2006 semester was approximately 60%, which is a 15% increase over the 52% rate to the spring 2006 semester for the fall 2005 semester. Persistence rates for new students who start at Interboro in the fall semester have been generally greater than new students who start in a spring or summer semester

SED monitored Interboro’s progress with site visits in the summer and fall of 2006. On March 23, 2007, Interboro received an interim report from SED that sets forth substantial progress and evident improvements. However, the interim report also notes continuing areas of weakness and concern that prevent any upward adjustment or removal of the SED enrollment caps at this time. SED does not intend to issue a final report until after a third site visit, tentatively scheduled for summer 2007.

A new TAP requirement relating to accelerated study could have a material adverse impact on our revenue and retention and graduation rates.

In April 2006, the New York State budget law made changes to the method in which colleges must determine the eligibility for certain TAP payments. A third consecutive TAP payment in any 12-month period is an “accelerated” payment. In order to receive an accelerated payment, an institution must certify, along with other TAP eligibility standards, that the student earned 24 credits in the prior two semesters. In April 2007, the New York State Legislature modified accelerated TAP, effective April 1, 2007. A student still needs to satisfactorily complete 24 hours in the prior two semesters but may include the equivalent of three hours per semester as remedial courses that do not carry credit.

Until the spring 2007 semester, Interboro’s administration and other college administrators throughout New York State did not have experience with how the new TAP accelerated rules could affect registration of continuing students. We estimate that our revenue for the spring 2007 semester was approximately $175,000 less at TCI and approximately $110,000 less at Interboro due to the effect of accelerated TAP. We also estimate that our revenue for spring 2007 semester, if the modified accelerated TAP law were in affect, would have been approximately $119,000 less at TCI and approximately $44,000 less at Interboro.

Over the long term, EVCI’s revenue and cash flow could be materially adversely affected if Interboro and TCI are not able to offset the affect of accelerated TAP on their revenue and cash flow. Increasing persistence rates and participating in Title IV loan programs are key strategies in dealing with the consequences of accelerated TAP.

TCI offers Title IV loans to eligible students which can provide financial assistance to meet tuition costs for students not eligible for a third consecutive semester of TAP grants.

Interboro does not, at present, offer Title IV loans to its students. Interboro plans to apply to the DOE for the authorization to offer Title IV loans, as soon as the DOE permits, following Interboro’s receipt of the DOE’s determination regarding the results of Interboro’s ATB rescoring project. If the DOE consents, Interboro will offer Title IV loans using the TCI model, which has been successful in keeping default rates low. If Interboro does not become authorized to offer Title IV loans to students who are not eligible for accelerated TAP payments, Interboro may provide students with an opportunity to receive internal loans from the college so their persistence is not interrupted, the risk of their dropping out of Interboro is mitigated and they are eligible for Title IV grants to cover part of their tuition.

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

Title IV must be reauthorized by Congress every six years. The HEA has been extended, without reauthorization through June 30, 2007. This is the third extension. Congress also reviews appropriations for Title IV programs annually. Congress did not increase the maximum Pell award for the four award years 2003/2004 through 2006/2007. Effective for the award year beginning July 1, 2007, the maximum Pell grant will increase by $260 to $4,310 per award year.

Any significant decreases in the amount or timing of revenue received through the Pell program would have a material adverse effect on our colleges. Additionally, Congressional or regulatory actions may materially increase our colleges’ administrative costs and require them to modify their practices in a material adverse manner.

Title IV program reviews and audits of any EVCI college could result in it being required to make material refunds of Title IV and TAP funds and EVCI being required to reduce its operating income by the amount of those refunds.

Schools participating in Title IV programs are routinely reviewed or audited by DOE personnel to determine their compliance with Title IV regulations.

Since January 2005, a program review has been conducted by the DOE of Interboro’s compliance with respect to Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004 and 2004/2005.

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

Interboro completed the rescoring of 9,513 ATB recipients’ tests and submitted the results to the DOE by the DOE’s deadline of November 14, 2006. EVCI has accrued $3.7 million as of December 31, 2006, to provide for potential refunds of Pell and TAP grants, and has estimated this amount could reach $4.5 million. Borrowing under EVCI’s senior credit facility will be used to pay the amounts that are ultimately determined to be owed by Interboro to the DOE and HESC. For additional information about this potential liability, see Note 7 of Notes to Consolidated Financial Statements.

In March 2007, the DOE’s Office of Inspector General started an audit to determine whether TCI correctly administered the Pell Grant and student loan programs (FFELP) for the period July 1, 2005 through June 30, 2006.

Any DOE review or audit could result in material disallowances for failure to satisfy DOE eligibility and administrative requirements.

Our failure to satisfy specific financial responsibility standards established by federal and state regulators or the non-governmental agencies that accredit our schools could have a material adverse effect on us.

Participation by TCI, Interboro and PSB in federal Title IV programs or in state TAP or PHEAA programs, requires them to satisfy specific standards of financial responsibility.

The U.S. Department of Education, the Higher Education Services Corporation of New York and Pennsylvania State Board of Private Licensed Schools evaluate institutions for compliance with these standards each year, based on the annual audited financial statements of the institution and its parent corporation and after a change of control of an institution.

To be considered financially responsible by the DOE, an institution must, among other things, have sufficient cash reserves to make required refunds, be current on its debt payments, meet all of its financial obligations, and achieve a “composite score” of at least 1.5 based on the institutions annual audited financial statements. The DOE calculates the institution’s composite score based on its:

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

An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by either posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV program funds received by the institution during its prior year or by posting a letter of credit in an amount equal to at least 10% of the Title IV program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV programs. SED also uses the DOE method for calculating a composite score as a measure for determining financial responsibility but we cannot now determine what action, if any, HESC would take if EVCI does not meet the minimum composite score. The financial responsibility of our schools is tested as of December 31 of each year, generally based on financial statements submitted to the DOE by June 30th of the following year. At December 31, 2005, composite scores of Interboro and TCI, separately, and EVCI on a consolidated basis, each exceeded 1.5.

Our composite score at December 31, 2006 was tested based on EVCI’s consolidated financial statements. At December 31, 2006, our composite score was less than 1.0. EVCI believes the ComVest Financing and simultaneous restructuring of its bank debt provide EVCI with the financial resources needed to demonstrate EVCI’s financial responsibility to its regulators for the foreseeable future. If our belief is wrong, we may need to obtain additional financing and, again, to restructure our bank debt in order to enable EVCI to demonstrate its financial responsibility. However, if EVCI is unsuccessful in those efforts, we could be forced to take measures that could include selling assets on terms that will probably be unfavorable to EVCI.

PSB recently received notice from ACCSAT that it is being placed on probation because of concerns ACCSCT has about PSB’s financial condition and resources. We believe the ComVest Financing and Bank Debt restructuring should address these concerns.

A future TAP audit could result in Interboro or TCI being required to make material refunds of TAP and Pell grants and EVCI being required to reduce its operating income by the full amount of those refunds.

The Office of the New York State Comptroller periodically conducts routine audits of colleges and universities that participate in TAP. The principle purpose of an audit is to determine whether a college complies with rules and regulations in certifying the TAP eligibility of its students.

In March 2005, Interboro received the final report from the Comptroller that details the reasons for disallowances of TAP and Pell of $903,150 resulting from the TAP audit commenced in February 2004 of Interboro’s three academic years ended June 30, 2001, 2002 and 2003. The total amount of TAP grants made to Interboro students during the period covered by the TAP audit was approximately $21 million.

TCI’s last TAP audit covered three academic years ended June 30, 2000, 2001 and 2002, started in June 2003, concluded in March 2004 and required TCI to pay disallowances of $19,554. The total amount of TAP grants made to TCI students during the period covered by the TAP audit was approximately $39 million.

We believe that there is a correlation between the amount and rate of a school’s growth and the likelihood of a TAP audit. Furthermore, the likelihood of a TAP audit of Interboro and TCI may have increased as a result of the Draft Report to Interboro. Even though HESC has publicly stated that a routine TAP audit is normally scheduled every three to four years, we cannot predict when another TAP audit will occur. We also cannot predict what affect a future TAP audit will have on our results of operations and liquidity or on our ability to operate and grow. A similar risk applies to PSB’s receipt of funds from PHEAA grants.

Over the longer term, we expect enrollments at, and earnings of, our colleges to grow at a much slower rate than they have since we acquired Interboro.

Interboro’s aggressive growth has attracted significant attention and has resulted in higher regulatory scrutiny and media coverage, all of which has had a material adverse affect on EVCI and its stock price.

Interboro’s compounded annual growth rate of enrollments through 2005 of approximately 42% since it was acquired by EVCI in January 2000, substantially exceeded industry averages. This fact, and the fact that approximately 77% of Interboro’s student population is comprised of ATB students, greatly increased Interboro’s visibility, not only in its target market, but also to regulators and the media.

Higher visibility translates into greater scrutiny, especially when there is adverse publicity concerning other public companies owning for profit-career colleges. Greater scrutiny increases the likelihood that regulators will seek to limit a college’s growth. It also increases the likelihood that the media may seek to discredit a college’s business model and conduct of its business, as has been the case with the Draft Report and ensuing events.

We expect to limit internal growth of enrollments at TCI to 10% to 15% year over year. Provided the SED enrollment caps are lifted at Interboro in the future, we expect to limit the aggregate internal growth of enrollments at Interboro also to 10% to 15% year over year. We believe this rate is more in line with the average internal growth rates at colleges owned by public companies. However, this expectation does not in any way constitute guidance for any period.

If Interboro is unable to improve its graduation rate to levels SED deems acceptable, the Board of Regents may deny or adversely condition Interboro’s reaccreditation.

If Interboro does not succeed in reaching a 25% graduation rate for students attending Interboro for three years, the New York Board of Regents could deny or onerously condition Interboro’s reaccreditation in September 2008. In addition, SED could continue to limit significantly Interboro’s growth throughout the period prior to reaccreditation because it believes Interboro is not effectively implementing improvements or that the improvements, even if implemented, cannot accomplish what SED deems necessary. One or more of these risks could occur even though Interboro’s graduation and job placement rates are within five percentage points of the means referred to in the following Rules of the Board of Regents, as recently amended:

•
an institution that has an associate degree completion rate that is more than five percentage points below the mean associate degree completion rate reported by all New York state colleges is required to submit to SED a plan to improve graduation rates.

•
an institution whose mission includes the preparation of students for employment, that reports job placement rates to SED and that offers no programs higher than the associate degree level is required to submit to SED a plan to improve job placement rates if its job placement rates are more than five percentage points below the mean job placement rate reported by all New York state associate degree colleges.

TCI’s three year graduation rate was 27.3% for its fall 2003 cohort. Interboro’s three year graduation rate for its fall 2003 cohort was approximately 19%.  The mean graduation rates for all New York associate degree colleges was approximately 25% for the same cohort.

TCI is currently reporting to SED a job placement rate that is more than 80%. Interboro is currently reporting to SED a job placement rate that is approximately 80%.

The capital and operating costs of implementing agreements with SED, in response to SED’s recommendations, could significantly exceed the estimates we have made to date.

SED could require Interboro to make further changes to Interboro’s operations. Except for the presently undetermined cost of improvements to, or possible relocations of Interboro’s Mid-Manhattan and Washington Heights locations, which SED has indicated are basically unsatisfactory, we estimate the cost of changes recommended by SED in its March 23, 2007 interim report will not be material. We could be wrong in our current estimates because of unanticipated costs. In either event, the costs to Interboro of complying with the final SED report, anticipated by the March 2007 interim report, could significantly exceed the $150,000 per year costs we are currently estimating.

Our margins may continue to erode if the maximum federal and state grants and loans do not increase over time.

As we have grown, we have, until 2006, been able to improve our margins through economies of scale and other operating efficiencies. As a result of the Interboro enrollment caps, increases in costs at Interboro and TCI’s higher cost structure, EVCI’s margins are expected to be significantly lower for the foreseeable future.

Approximately 94% of Interboro’s net revenue, and 61% of TCI’s net revenue, consisted of PELL and TAP grants in 2006. The maximum Pell grant per award year (July 1 - June 30) has risen from $2,300 for the award year 1994/1995 to its current level of $4,310. Since award year 2000/2001, the maximum semester Pell award has been:

Award Year	Maximum Pell Grants
2000/2001	$3,300
2001/2002	3,750
2002/2003	4,000
2003/2004	4,050
2004/2005	4,050
2005/2006	4,050
2006/2007	4,050
2007/2008	4,310

The maximum Pell grant per semester is 50% of the award year maximum. A student can only receive two semesters of Pell grants in an award year.

The maximum TAP grant per semester has been $2,500 since April 2000 and was $2,062 from 1994 through April 2000. A student may not be eligible for a third consecutive semester of TAP under accelerated TAP rules.

If the maximum available Pell and TAP grants do not continue to exceed Interboro’s tuition and fees, Interboro’s margins would erode further unless the gap is covered by participating in Title IV loan programs. Since we acquired Interboro, the college has avoided participating in any Title IV loan programs because it did not want to risk losing eligibility to participate in the Pell grant program as a result of its students exceeding permissible Title IV loan repayment default rates. As the result of TCI’s success in managing its Title IV loan defaults and concerns Interboro has about the long-term effects of accelerated TAP rules, Interboro plans to apply to the DOE for authorization to participate in Title IV loan programs as soon as the DOE permits following Interboro’s receipt of the DOE’s determination regarding the results of Interboro’s ATB rescoring project. However, there is no assurance that Interboro loan default rates will be below the permissible limits of 25% for each of three consecutive years and 40% for one year.

If TCI’s cost structure requires additional increases in its tuition without a concurrent and similar dollar amount increases in Pell and TAP grant amounts, its margins will erode unless its students obtain larger Title IV loans. As a result, TCI’s Title IV loan default rate may increase, and its competitive position to attract students may be diminished.

The seasonality of our enrollments produces significant variations in our results from quarter to quarter.

Our revenue varies seasonally as a result of changes in student enrollment. Total student enrollment and net revenue are typically highest in our fourth and first quarters, which include October through March. As a result, our second and third quarters were not profitable prior to our 2003 third quarter in which we had net income of $79,000. In 2004, we lost $585,000 in our second quarter and $1,180,000 in our third quarter. In 2005, we had a profit of $320,000 in our second quarter and a loss of $1,493,000 in our third quarter. The effect of seasonality on our losses for 2006 was overshadowed by other factors.

Furthermore, while for a full fiscal year, changes in enrollments directly relate to changes in revenue, enrollments for academic semesters do not have the same direct relationship to revenues for any particular fiscal quarter. Our schools’ semesters are 15 weeks long and revenue per semester is, therefore, reported over two quarters.

The liquidity of our common stock and our ability to raise additional capital when we may need it most will be adversely affected by a delisting of our common stock from the Nasdaq Capital Market.

Under the rules of the Nasdaq Capital Market, we are required to obtain stockholder approval of the ComVest Financing. However, in order to preserve the financial viability of EVCI, it was necessary to enter into a binding agreement that requires a closing of the transactions before stockholder approval can be obtained. We plan to apply to Nasdaq for an exception to the stockholder approval requirements for the ComVest Financing. Nasdaq has the sole discretion to grant the exemption and it is not easily obtained. If not granted, we expect to be delisted from Nasdaq.

In addition, since June 2006, EVCI has not complied with the minimum bid price rule of at least $1.00 per share of The Nasdaq Capital Market. It has until to June 11, 2007 to regain compliance by satisfying the minimum bid price rule for at least 10 consecutive business days, provided EVCI meets other continued inclusion requirements for listing. These include a market capitalization of at least $5.0 million.

After our common stock is delisted from Nasdaq, trading will thereafter be conducted in the over-the-counter market on the “electronic bulletin board” or in the “pink sheets.” As a consequence:

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

The status of pending lawsuits resulting from the Draft Report and ensuing events are described in this report under the caption “Legal Proceedings.”

From time to time, we may be subject to investigations, claims of non-compliance, or lawsuits by governmental agencies or other third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend or have adequate insurance coverage against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions, loss of financial aid eligibility, or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues. This could also materially hurt our business.

Provisions of laws or regulations, our certificate of incorporation and by-laws and the terms of the ComVest Financing discourage takeover attempts by any party except, perhaps, ComVest.

It is highly unlikely a party could succeed in an attempt to takeover EVCI by a hostile tender offer.

Regulatory preapprovals and conditions that are discussed above in Item 1 under the caption “Government Regulation of Proprietary Schools—Change of Control” must be obtained and satisfied.

We are subject to a provision of Delaware law that prohibits a party that has acquired 15% or more of our common stock, without our board’s approval, from causing a business combination (as defined) involving EVCI or its subsidiaries unless approved by our board and two-thirds of our common stock held by our other stockholders. Our Board unanimously approved the terms of the ComVest financing. Those terms allow ComVest to acquire up to approximately 75% of our common stock, without Board’s approval, provided our stockholders approve an increase in our authorized common stock and ComVest is able to satisfy requirements of the DOE, SED, Middle States and ACCSCT if such acquisition of additional common stock results in a change of control of EVCI.

ComVest’s ability to vote 19.9% of our common stock, managements’ ability to vote an additional approximately 3% of our common stock and ComVest’s ability to declare a default on EVCI’s secured subordinated indebtedness to it if stockholders do not approve an increase in our authorized common stock, increases substantially the likelihood that ComVest will be able to obtain the Share Authorization and gain control of EVCI at a future time, provided it receives the requisite approvals from the regulators and accreditors of EVCI and/or its subsidiaries.

The effects of the classified board provisions of our certificate of incorporation are explained in a risk factor below.

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

The efforts of Dr. Arol I. Buntzman, chairman of EVCI and chairman and chancellor of Interboro, and Dr. John J. McGrath, chief executive officer and president of EVCI, chief executive officer and vice chairman of Interboro and co-chairman of TCI, and chairman, chief executive officer and president of PSB, are essential to our operations and growth. The loss of the services of Drs. Buntzman or McGrath would materially adversely affect us. We maintain insurance for EVCI’s benefit on the life of Dr. Buntzman in the amount of $2.0 million and on the life of Dr. McGrath in the amount of $1.5 million. We have employment agreements with Drs. Buntzman and McGrath that will be amended, effective upon the closing of the ComVest Financing.

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

We cannot predict the impact on our future results of negotiations with TCI’s union to extend the current collective bargaining agreement.

TCI’s current agreements with Local 2110 of the United Auto Workers-AFL-CIO, expire in October 2007. These two agreements cover approximately 70% of TCI’s employees. Accordingly, the incremental labor cost to TCI resulting from renegotiating the union contracts cannot be determined unless and until the contracts are renegotiated. Negotiations are not expected to begin for several months. If TCI is unable to conclude contracts that it believes allow it to cost-effectively and efficiently operate TCI, then Local 2110 may call a strike or a work slow down. A strike or slow down could materially impact TCI’s ability to recruit and service its students while it continues and, potentially, for a period after a strike or slow down ends. A protracted strike or slow down would have a material adverse effect on TCI.

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

The change in ownership of our common stock as the result of the ComVest Financing will substantially limit the utilization of our net operating loss carryforwards.

Regulations under Section 382 of the Internal Revenue Code govern the determination of whether one or more changes of ownership of EVCI’s common stock will result in limitations on EVCI’s ability to offset taxable income against its approximately $30.0 million of available net operating loss carryforwards. Sales of EVCI’s common stock by EVCI and persons defined as 5% holders under Section 382 regulations must be monitored by us so we can determine whether ownership changes have occurred that result in limitations on our net operating losses (NOL) utilization. We currently do not have any 5% holders and, therefore, the ComVest Financing does not constitute a change of control under Section 382. If the Share Authorization is approved, a change of control under Section 382 would be likely to occur. The resulting limitation on the utilization of our available net operating loss carryforwards would depend on EVCI’s market value and other factors.

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

Since our public offering in February 1999, the market price of our common stock has ranged between $0.26 and $40.94. Our share price rose to a high of $11.05 the day of our press release reporting our 2004 preliminary results and subsequently declined to $7.70 within a week after our press release reporting our spring 2005 record enrollment growth. Following our announcement, on October 19, 2005, of our receipt of the Draft Report and an ongoing internal investigation, our stock price declined from $5.53 to $2.45 by October 20, 2005. Our common stock has been trading below $1.00 since June 2006.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Description of Property

Interboro has nine sites, including five annexes. TCI has a main campus and an annex. PSB has a main campus. All our colleges’ facilities are leased. The following table sets forth the location, approximate square footage, lease expiration date and use of each principal site and each annex exceeding 2000 square feet used by Interboro, TCI, PSB and EVCI:

Location	Square Footage	Expiration Date(1)	Use

Interboro

Mid-town New York, NY	39,000	1/31/2014	Main campus

8th Avenue NY	13,500	8/31/15 3rd & 4th floor and 9/30/11 2nd floor	Annex

Flushing, NY	11,700	12/31/2010	Extension center

Flushing, NY	10,100	6/30/2025	Annex

Washington Heights, NY	7,400	7/31/2012	Extension center

Washington Heights, NY	3,700	7/31/2014	Annex

Yonkers, NY (2)	8,000	4/15/2013	Site

Yonkers, NY (2)	16,000	8/31/2014	Annex

TCI

31st Street, NY	119,000	6/30/2013	Main campus

8th Avenue, NY	19,000	5/31/2008	Annex

PSB

Allentown, PA	15,000	5/31/2010	Main campus

EVCI

Yonkers, NY	2,400	10/31/2013	Corporate and administrative offices

(1)	Includes renewals at Interboro’s option.

(2)	Vacant except for approximately 100 square feet used for our computer hub.

Item 3.  Legal Proceedings.

Securities Class Actions.

On December 6, 2005, Glauser v. EVCI Career Colleges Holding Corp., et al., was filed in the United States District Court for the Southern District of New York against EVCI and certain of its current directors and officers. On behalf of himself and purportedly on behalf of a class of EVCI’s investors who purchased EVCI’s publicly traded securities between November 14, 2003 and October 19, 2005, plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with various public statements made by EVCI and sought an order that the action may proceed as a class action and an award of compensatory damages in favor of plaintiff and the other purported class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. Five follow-on actions were filed in the same court alleging substantially similar claims, except that some of these follow-on actions allege a class period from August 14, 2003 to December 5, 2005. On May 9, 2006, the Court ordered the actions consolidated and appointed a lead plaintiff. After the filing of a consolidated amended complaint on July 21, 2006, defendants made a motion to dismiss the actions that was denied by the Court on December 13, 2006. On April 12, 2007, defendants and lead plaintiff reached an agreement to settle this litigation. The stipulation of settlement and related filings, which have been submitted to the Court, are still subject to Court approval, and there is no guarantee that the Court will approve them. The settlement will be funded by EVCI’s insurance carriers, and will include the dismissal of all claims without any liability or wrongdoing attributed to EVCI or any other defendant.

Stockholder Derivative Action.

On March 2, 2006, Ferre v. McGrath, et al., Case No. 06CV1684, a stockholder derivative lawsuit, was filed in the United States District Court for the Southern District of New York, against certain officers and the directors of EVCI. The derivative lawsuit also named EVCI as a nominal defendant, against which no recovery is sought. The derivative complaint generally alleges that the defendants breached their fiduciary duties owed to EVCI by reason of their positions as officers and directors of EVCI. The complaint alleges that the defendants failed to oversee Interboro Institute (“Interboro”) and the admissions practices at Interboro, sold EVCI stock while in possession of adverse non-public information, and authorized or permitted false statements to be disseminated to the public. Defendants’ motion to dismiss this action was granted on February 16, 2007. The plaintiff filed a notice of appeal on March 26, 2007. The defendants believe this lawsuit has no merit and intend to continue to defend themselves vigorously against any further action by plaintiff.

Delaware Books and Records Action.

On March 8, 2006, Shamji v. EVCI Career Colleges Holding Corp., C.A. No. 1986-N, was filed in Delaware Chancery Court. Plaintiff sought access to EVCI’s books and records under Delaware law. This action was dismissed in March 2007 by agreement of the parties.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The NASDAQ Capital Market and the Boston Stock Exchange under the symbol “EVCI”. The following table sets forth the high and low sales prices, of our common stock, as reported by NASDAQ, for each quarter of 2005 and 2006.

	High	Low
2005
First Quarter	$11.05	$6.34
Second Quarter	7.76	4.75
Third Quarter	7.00	6.14
Fourth Quarter	6.64	1.50

2006
First Quarter	1.88	1.32
Second Quarter	1.53	0.67
Third Quarter	0.96	0.54
Fourth Quarter	0.78	0.39

As of April 4, 2007, the number of EVCI’s stockholders of record was 37 and the number of beneficial owners of its common stock was approximately 1,754.

We have never declared or paid any cash dividends on our common stock. We currently are restricted from paying dividends on our common stock under the terms of our senior debt and will also be restricted from paying dividends under the ComVest Note.

Item 6. Selected Financial Data.

	Years ended December 31,
	2006	2005	2004	2003	2002

Statement of operations data
Total revenue	$65,446,392	$50,741,564	$33,069,973	$20,237,728	$15,433,940
Operating expenses	77,093,919	49,705,327	29,425,882	18,603,202	14,946,671
Income (loss) from operations	(11,647,527)	1,036,237	3,644,091	1,634,526	487,269
Other income (expense)	(1,894,547)	(371,270)	(152,479)	(114,626)	(94,810)
Loss from discontinued operations	-	-	-	-	(2,202,641)
Net income (loss)	(13,542,074)	360,967	6,253,612	3,379,900	(2,005,182)
Accreted value of warrants and transaction costs - Series B	-	-	-	(179,382)	(239,176)
Dividends on preferred stock - Series B	-	-	-	(630,333)	(910,000)
Dividends on preferred stock - Series C	-	-	-	-	(6,253)
Accreted value of warrants - Series C	-	-	-	-	(3,081)
Net income (loss) available to common stockholders	($13,542,074)	$360,967	$6,253,612	$2,570,185	$(3,163,092)

Net income loss per common share
Basic
Continuing Operations	$(1.08)	$0.03	$0.53	$0.35	$(0.20)
Discontinued Operations	-	-	-	-	(0.45)
	$(1.08)	$0.03	$0.53	$0.35	$(0.65)
Diluted
Continuing Operations	$(1.08)	$0.03	$0.50	$0.31	$(0.20)
Discontinued Operations	-	-	-	-	(0.45)
	$(1.08)	$0.03	$0.50	$0.31	$(0.65)
Dividends per share

	As of December 31,
	2006	2005	2004	2003	2002
Balance sheet data
Total current assets	$10,010,145	$16,554,987	$16,657,437	$5,430,892	$4,412,159
Total assets	41,684,297	49,986,477	31,337,972	13,309,328	8,934,308
Long-term debt, net of current portion	9,813,317	10,841,743	871,855	2,823,389	1,875,761
Total stockholders’ equity	$13,468,463	$25,363,077	$23,894,225	$7,014,764	$2,521,963

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies see Note 1 of Notes to Consolidated Financial Statements.

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

Generally, in evaluating whether there has been impairment, EVCI estimates and discounts the sum of the expected future cash flows derived from the reporting unit. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment charge. EVCI used the discounted cash flow method to determine its goodwill has not been impaired as of December 31, 2006.

In valuing the TCI tradenames, Technical Career Institutes and TCI, the methodology used was the present value of TCI’s net cash flows that included the tax amortization benefit. Significant assumptions used were revenue forecasts for 2007 through 2009, with growth in 2009 projected at 3.0% representing estimated inflation only. Income taxes were projected to be 38% of taxable income based on federal and state income tax rates. The discount made was 12% using the weighted-average cost of capital method.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. This non-cash compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). We charged to operations approximately $1,628,000 for 2006, as a result of the adoption of SFAS No. 123R, including with respect to the surrender and cancellation of options discussed in the next paragraph.

On October 24, 2006, EVCI’s board of directors approved a plan providing for the surrender and cancellation of vested and unvested options to purchase 1,211,536 shares of common stock and the simultaneous grant to the surrendering of optionees of options to purchase a total of 354,369 shares of common stock. The per share exercise prices of the surrendered options ranged from $4.70 to $10.715. The number of replacement options equals 50% of the vested options, as of September 30, 2006, that were surrendered by each participant. The replacement options are exercisable until October 23, 2011, at $1.00 per share, and vest in three equal installments on October 23, 2007, 2008 and 2009. The replacement options were granted under the 2004 Plan. This surrender and replacement of options increases the non-cash compensation charges that EVCI would have otherwise had by approximately $174,000. However, this accounting effect resulted in a reduction in non-cash compensation charges in the fourth quarter of 2006. It will result in another reduction of non-cash compensation charges in 2007 and an increase in non-cash compensation charges in 2008 and 2009.

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

Bank Debt Restructuring

Effective April 24, 2007, we entered into a definitive agreement with ComVest and Participating Management for a transaction that will provide gross proceeds to EVCI of $10,100,000 and the ability to secure letters of credit of up to $6,700,000. The agreement with ComVest provides for a closing by May 24, 2007, with no conditions other than the wiring of funds and the issuance of the securities. Pursuant to a Second Amended and Restated Credit Agreement, dated as of April 24, 2007, we will restructure EVCI’s bank debt at the same time as the ComVest Financing closes. As the result of these extraordinary measures, we expect to be able to satisfy specific financial responsibility standards established by federal and state regulators. Those measures are also critical to management’s efforts to return EVCI to profitability in 2007. However, there are continuing regulatory risks and uncertainties that could adversely affect those efforts.

Business Plan

EVCI believes that the ComVest Financing and Bank Debt Restructuring, described at the beginning of this report, will enable it to satisfy ongoing financial responsibility regulation requirements and cash needs for the foreseeable future. We also believe that management will now have the time and resources necessary to enable it to complete the implementation of its business plan provided it continues to be given the opportunity and time to satisfy the expectations of the regulators.

EVCI has been implementing a business plan during 2006 that has resulted in reduction in operating costs at Interboro, on an annualized basis, of approximately $4.3 million, before giving effect to increases of approximately $200,000 of annualized costs in the fourth quarter of 2006. These reductions are in furtherance of management’s goals of returning Interboro and EVCI to profitability in 2007. This goal assumes the New York State Education Department’s enrollment caps remain in place. This goal does not constitute guidance for 2007 or any subsequent period.

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and at PSB will qualify for Pell grants and to a lesser extent PHEAA grants.. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. During 2006, TAP grants represented 38%, and Pell grants represented 38% of our revenue. Other Title IV grant programs are available to cover a portion of our students’ tuition and other college costs. To cover most of the gap between the amount of available Pell and TAP grants and the cost of attending TCI, its students can obtain Title IV loans. Title IV loans are also available to PSB students who don’t qualify for PHEAA including grants because they don’t have a high school diploma or a GED. Approximately 28% of TCI’s revenue for 2006 was from the proceeds of Title IV loans. Approximately 26% of PSB’s revenue for 2006 was from Title IV loans.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The Draft Report and ensuing events had a material adverse affect on our business in 2005 and 2006.

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. TCI and PSB were acquired during 2005 and student enrollments are included in our totals beginning with the fall 2005 semester. There are approximately 6,145 full-time students enrolled at our colleges for the 2007 spring semester. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2006, 2005, 2004, 2003 and 2002 full-time enrollments by semester:

	2006	2005	2004	2003	2002

Spring	6,160	3,700	2,800	1,850	1,400
Summer	4,140	2,650	1,975	1,100	950
Fall	6,020	7,600	3,900	2,300	1,750
	16,320	13,950	8,675	5,250	4,100

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

*Caps are approximate to allow for differences in purge rates. It takes approximately three weeks to purge students whose attendance is unsatisfactory.

The enrollment caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro. Interboro’s persistence rate to a second semester for the spring 2006 semester was approximately 50%, which represents a 19% increase over the 42% persistence rate in the comparable spring 2005 semester. Interboro’s persistence rate to a second semester for the summer 2006 semester was approximately 54%, which represents a 20% increase, over the 45% persistence rate in the comparable summer 2005 semester. Interboro’s persistence rate to a second semester for the fall 2006 semester was approximately 60%, which represents 15% increase over the 52% persistence rate in the comparable fall 2005 semester.

On March 23, 2007, Interboro was notified by SED that it would not adjust or remove the enrollment caps at this time because Interboro has continuing areas of weakness and concern even though it has made substantial progress and evident improvements.

U.S. Department of Education Program Review

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005.

Interboro incorrectly scored, through clerical errors, 316 ATB exams from a population of 9,513 ATB students, which represents a 3.3% error rate, or approximately $1.2 million in disallowances that must be returned to the federal government. Interboro is not contesting this result.

Interboro also incorrectly scored, through clerical errors, an additional 79 ATB examinations of students who later graduated from the college with an Associate Degree. These 79 students represent an additional approximately $760,000 of disallowances which the college is contesting on the grounds that the students must have had an ability to benefit from college if they graduated from college.

In addition, Interboro could not locate 104 ATB passing examinations, or 1.1%, of the total population of 9,513 examinations. Interboro believes it should be able to extrapolate the amount owed with respect to these students. Using a maximum error rate of 4.3% (which includes the 79 graduates), an additional 4 students would be deemed to have failed their ATB test. This would require an additional approximately $20,000 to be returned to the DOE.

After the total of disallowances payable to the DOE is determined, Interboro will also have to reimburse the Higher Education Services Corporation of New York for TAP grants that were awarded to students who failed the ATB test but were admitted to the college through clerical errors. We estimate this amount would be between $790,000 and $2.0 million.

In summary, EVCI estimates that Interboro owes approximately $2.0 million and might owe as much as $4.5 million in total disallowances. EVCI has, as a reasonable estimate, accrued $3.7 million as a loss on settlement of tuition disallowance as of December 31, 2006.

New York State Regulatory Developments

Recent changes and proposed changes in legislation and Board of Regent’s rules have and could impact colleges in New York and more particularly proprietary two year colleges. They primarily relate to the following:

Accelerated TAP. In April 2006, the New York State budget law made changes to the method in which colleges must determine the eligibility for certain TAP payments. A third consecutive TAP payment in any 12-month period is an “accelerated” payment. The new provision required that, in order to receive an accelerated payment, an institution must certify, along with other TAP eligibility standards, that the student earned 24 credits in the prior two semesters. In April 2007, the New York State legislature modified accelerated TAP, effective April 1, 2007. A student still needs to satisfactorily complete 24 semester hours in the prior two semesters but may include the equivalent of three hours per semester as remedial courses that do not carry credit.

The effect of accelerated TAP was first felt with respect to the spring 2007 semester for those schools having three academic semesters per year. College administrations throughout New York State do not have prior experience with how the new TAP accelerated rules will affect registration of continuing students. We estimate that our revenue for the spring 2007 semester was approximately $175,000 less at TCI and approximately $110,000 less at Interboro due to the effects of accelerated TAP. We also estimate that our revenue for spring 2007 semester, if the modified accelerated TAP law were in effect, would have been approximately $119,000 less at TCI and approximately $44,000 less at Interboro.

2007 Budget Proposal. Governor Spitzer’s 2007 budget proposed that students who first receive TAP in academic year 2007/2008 or thereafter must have a high school diploma or GED or meet other academic standards or requirements determined by the Commissioner of Education. The Legislature substantially modified the Governor’s proposal to require ATB students to pass a Federally approved ATB test that has been identified as appropriate by the Board of Regents and has been “independently administered and evaluated” as defined by the New York Commissioner of Education. We believe the New York Board of Regents might require colleges to use an ATB exam that is more difficult than the CPAT exam, which is currently the exam used at TCI and Interboro. TCI and Interboro are each making greater efforts to recruit more high school graduates and GED students. Interboro is also being more selective in granting admission to ATB students.

Change of Control. Rules of the New York Board of Regents require a change of ownership on control of a degree granting proprietary college in New York be approved by SED prior to the change. This will make it more difficult for proprietary colleges to be bought and sold in New York.

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

In order to be eligible for TAP, among other requirements, a student must be taking at least 12 semester credit hours during the semester. As the semester progresses and we determine our students’ eligibility for TAP, we certify or decertify students. This process applies to new students as well as continuing students.

Approximately 90% of TAP funds relating to the fall and summer semesters is generally collected prior to the end of that semester. Approximately 10% of TAP collections for Interboro’s spring semester is generally not collected until the following October because of a statutory deferral of funds. The same requirement has resulted in the deferral of approximately 24% of TAP collections for TCI’s spring semester. TAP collections include prepayments of TAP made to TCI prior to the start of the semester. Interboro is no longer receiving prepayments of TAP pending the outcome of the ATB rescoring project. Except with respect to the spring semester deferral, TCI and Interboro generally receive the balance of TAP relating to a semester over the two to three months following a semester. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP. TAP payments for the summer semester generally take a longer time to collect.

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

Acquisitions

The discussion of our results below includes the revenue and costs of TCI and PSB from the dates we acquired them through December 31, 2006. PSB was acquired on January 11, 2005 and TCI was acquired on September 16, 2005. In 2005, PSB generated revenue only during the months of September through December.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

The following table summarizes our operating results as a percentage of our total revenue for 2006 as compared to 2005:

	Year ended December 31,
	2006	2005

Total revenue	100.0%	100.0%

Cost of revenue	36.3	31.4
Selling, general and administrative expenses	72.9	66.6
Loss on settlement of tuition disallowance	5.7	-
Loss on closed facilities	2.9	0.7
Total operating expenses	117.8	98.0
Other expense	(2.8)	(0.7)
Income/(loss) before provision for income taxes	(20.6)	1.3
Net income/(loss)	(20.6)	0.7

Total revenue for 2006 increased 29.0% or $14,705,000 to $65,446,000 from $50,741,000 in 2005. Revenue from our colleges acquired during 2005 was $36,601,000 at TCI and $1,416,000 at PSB. In 2006, revenue at Interboro declined by $11,244,000 to $27,429,000 as the result of the enrollment caps imposed by SED that are discussed above.

Full time enrollments declined by 31% to 7,500 students at Interboro during the spring, summer and fall semesters of 2006 as compared to 10,850 during 2005.

Deferred revenue of $195,000 at December 31, 2006 consists of fees related to TCI students which will be recognized in 2007.

Our colleges offered partial grants totaling approximately $1,635,000 to approximately 3,200 students during 2006.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE draft cohort default rate is approximately 4.6% for 2005. TCI’s official cohort default rate increased from 1.3% for 2003 to 2.3% for 2004. The increase in 2005 over 2004 results from the increase in numbers of ATB students admitted by TCI since spring 2005. PSB also participates in Title IV loan programs. PSB’s official cohort default was 9.9% for 2004 as compared to 9.0% for 2003. Interboro has not been participating in Title IV loan programs. Interboro plans to seek approval to participate as soon as the DOE permits following Interboro’s receipt of the DOE’s determination relating to Interboro’s ATB test rescoring project.

Cost of revenue increased by 49%, or $7,820,000 to $23,770,000 for the year ended December 31, 2006 as compared to $15,950,000 for 2005. The increase is due to the cost of revenue for a full year at TCI of $13,582,000 and at PSB of $369,000, which was offset by a $1,934,000 decline in Interboro’s cost of revenue. As a percentage of total revenue, cost of revenue increased significantly primarily due to the decline in Interboro’s revenue. Increases in cost of revenue also relate to higher faculty costs at TCI, as compared to Interboro, and the additional cost of outsourcing Interboro’s ATB testing. These increases were offset by cost savings of $2,504,000 realized from reductions in Interboro personnel during 2006.

Personnel included in cost of revenue at December 31, 2006 consisted of the following:

	December 31, 2006
	Interboro	TCI	PSB	Total

Adjunct instructors	87	93	20	200
Full-time instructors	59	70	6	135
Tutors and Testers	23	9	-	32
Admissions staff	28	39	6	73
Deans and staff	4	22	-	26
Academic advisors	13	5	2	20
Librarians	8	5	-	13
Total	222	243	34	499

The following table sets forth our selling, general and administrative expenses as a percentage of our total revenue for 2006 and 2005:

	Year ended December 31,
	2006	2005
Salaries and benefits	27.2%	25.4.	%
Marketing	10.6	10.1
Depreciation	4.3	4.1
Professional and consulting fees	3.6	4.5
Non cash compensation	2.5	0.8
Other expenses	24.7	21.7
Total	72.9%	66.6%

As a percentage of our total revenue, the increase in selling, general and administrative expenses is mostly due to the decline in Interboro’s revenue.

Salaries and benefits increased by 37.9% or $4,894,000 to $17,802,000 during 2006 from $12,908,000 for 2005. This increase was primarily due to salaries and benefits for a full year at TCI of $7,519,000 and $542,000 at PSB that was offset by a reduction of $989,000 at Interboro. The full effect of the annualized cost savings of $3,414,000 from the reduction in employees at Interboro and EVCI during 2006, began to be realized during the fourth quarter of 2006, as the result of severance obligations.

Marketing costs increased by 35.5% or $1,811,000 to $6,916,000 for 2006 as compared to $5,105,000 for 2005. Included in marketing costs for 2006 are costs of $4,066,000 at TCI and $213,000 at PSB that were offset by a reduction at Interboro of $1,191,000.  Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to changes in the number of new enrollees.

Professional fees increased by 3.5% or $81,000 to $2,384,000 for 2006 as compared to $2,303,000 for 2005. This increase relates to legal and other professional fees incurred to defend the class actions and related litigation brought against EVCI, advice regarding Interboro’s ongoing communications with its regulators, ongoing union contract negotiations at Interboro and accounting fees relating to EVCI’s SEC filings. In addition, $232,000 was incurred by TCI, including $128,000 for loan collection services. The net increase is after a reduction in consulting fees of $300,000 incurred in connection with complying with the internal control reporting requirements of the Sarbanes Oxley Act of 2002.

Non-cash compensation charges increased by $1,224,000 to $1,628,000 for 2006 as compared to $404,000 for 2005. This increase primarily relates to the impact of the adoption of SFAS No. 123R, effective January 1, 2006, which resulted in a $1,354,000 charge to operations for the value of options granted to employees and directors prior to January 1, 2006. In addition, we recorded a charge of $274,000 during 2006, for the value of stock grants made to certain executive officers, including in connection with a salary reduction plan. In the fourth quarter of 2006, we recorded a charge of $263,301, including $180,966 in connection with the option surrender and replacement plan.

Depreciation and amortization of property and equipment and intangibles increased by 34.6% or $724,000 to $2,814,000 for 2006 from $2,090,000 for 2005. This increase is mostly attributable to depreciation and amortization at TCI of $670,000 and at PSB of $194,000 that was offset by a reduction at Interboro of $140,000.

Other expenses increased by 47.6% or $5,209,000 to $16,154,000 for 2006 from $10,945,000 for 2005. This increase consisted primarily of increases in rent, utilities and real estate taxes at TCI of $4,002,000 and at PSB of $193,000. Interboro’s other expenses decreased by 682,000 in 2006, as compared to 2005, primarily because of decreases in its bad debt, telephone, supply and travel costs that were partially offset by increases in costs for its rent, utilities, insurances and outside security. Approximately 86% in 2005 and 87% in 2006 of other expenses consisted of the following:

	2006	2005
Rent and utilities	$7,583,000	$4,422,000
Security	1,152,000	1,049,000
Insurance	845,000	576,000
Supplies	503,000	422,000
Telephone	731,000	771,000
Equipment rental	441,000	370,000
Travel and entertainment	177,000	203,000
Bad debts*	1,883,000	1,257,000
Taxes	795,000	356,000
Total	$14,110,000	$9,426,000

*Includes accounts deemed uncollectible at TCI of $1,883,000 for 2006 and $800,000 for 2005.

Interest and financing costs increased by $1,496,000 to $2,012,000 for 2006 as compared to $516,000 for 2005. The increase is primarily due to interest expense and amortization of deferred financing costs associated with EVCI’s bank credit facility originally entered into on September 16, 2005 and amended and restated as of March 31, 2006, and further amended as of April 30, 2006 and June 26, 2006 and again amended and restated effective on the closing of the ComVest Financing.

Loss on closed facilities of $1,926,000 results from the decision to stop using Interboro Yonkers’ classroom, library and other facilities as the result of enrollment restrictions placed on Interboro’s Yonkers site. The components of this loss are approximately $1,735,000 for rent payable during the balance of the lease terms and maintenance of $47,000 and leasehold improvements of 138,000.

Loss on estimated tuition disallowance of $3,700,000 in 2006 is the accrual discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption U.S. Department of Education Program Review.

As a combined result of the factors discussed above, we incurred a net loss of $13,542,000 for 2006 as compared to a net income of $361,000 for 2005.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

The following table summarizes our operating results as a percentage of our total revenue for 2005 as compared to 2004:

	Year ended December 31,
	2005	2004

Total revenue	100.0%	100.0%

Cost of revenue	31.4	25.5
Selling, general and administrative expenses	66.6	60.5
Loss on settlement of tuition disallowance	-	3.0
Total operating expenses	98.0	89.0
Other income(expense)	(0.7)	(0.5)
Income before provision for (benefit from) income taxes	1.3	(10.6)
Net income	0.7%	18.9%

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

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE official cohort default rate is approximately 1.3% for 2003 and its DOE draft rate is 2.6% for 2004 as a result of the increase in numbers of ATB students admitted by TCI since spring 2005. Interboro and PSB do not currently participate in Title IV loan programs.

Cost of revenue increased by $7,488,000 to $15,950,000 for the year ended December 31, 2005 as compared to $8,462,000 for 2004. Cost of revenue increased primarily due to increases in salaries and wages for Interboro instructors, recruiters and advisers as well as the cost of revenue incurred by TCI of $4,053,000 and by PSB of $145,000. As a percentage of total revenue, we expect cost of revenue to increase in 2006 due to our agreement with SED to increase certain faculty and other personnel at Interboro, as well as the higher faculty cost structure at TCI.

Personnel included in cost of revenue at December 31, 2005, consisted of the following:

	December 31, 2005
	Interboro	TCI	PSB	Total
Adjunct instructors	127	92	3	222
Full-time instructors	78	78	1 157
Tutors and Testers	44	6	-	50
Admissions staff	44	43	6	93
Deans and staff	10	25	1	36
Academic advisors	19	6	-	25
Librarians	11	5	-	16
Total	333	255	11	599

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

Other expenses included in selling, general and administrative expenses, increased by $5,701,000 or 108.7% to $10,945,000 from $5,244,000 in 2004. Approximately 86% of other expenses consisted of the following:

	2005	2004

Rent and utilities	$4,422,000	$2,398,000
Security	1,049,000	129,000
Insurance	576,000	426,000
Supplies	422,000	381,000
Telephone	771,000	594,000
Equipment rental	370,000	216,000
Travel and entertainment	203,000	237,000
Bad debts*	1,257,000	-
Taxes	356,000	124,000
Total**	$9,426,000	$4,505,000

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

Financial Condition, Liquidity and Capital Resources

We used approximately $4,494,000 from our operating activities during 2006. In addition, we expended approximately $148,000 on purchases of property and equipment. At December 31, 2006, we had cash and cash equivalents of approximately $2,151,000 and negative working capital of $5,648,000. As the result of the ComVest Financing and Bank Debt Restructuring, our liquidity will be substantially strengthened. We believe we will be able to satisfy financial responsibility requirements of our regulators. We also believe that our working capital, available credit facilities and cash balances will be sufficient to meet our foreseeable cash needs.

The terms of the ComVest Financing and Bank Debt Restructuring are summarized in Item 1 of this report and in Note 18 of Notes to our Consolidated Financial Statements.

During 2007 we expect to spend approximately $800,000 in capital improvements at our schools.

The following table presents our expected cash requirements for contractual obligation outstanding as of December 31, 2006:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 Years	4-5 years	More than 5 years
Line of Credit	$2,000	$2,000	$-	$-	$-
Long-term debt	12,064	2,386	9,597	81	-
Capital leases	462	327	135	-	-
Operating leases	46,651	6,430	18,398	14,223	7,600
Total contractual cash obligations	$61,177	$11,143	$28,130	$14,304	$7,600

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

Interest Rate Risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for 2006 by approximately $140,000.

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

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be in our periodic SEC filings within the required time.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

During the year ended December 31, 2006, we took the following actions to remedy the material weaknesses that management identified in our Annual Report on Form 10-K/A for the year ended December 31, 2005:

Control Environment:

•	EVCI began using undercover personnel to test compliance, at all of EVCI’s colleges, with regulations relating to enrollment processes.

•	A document scanner that is used to convert student records at Interboro to electronic format became functional beginning with the fall 2006 semester.

Revenue and Student Accounts Receivable:

•
We further mitigated the risk of students improperly receiving federal and state financial aid by refining a multi-step process to more quickly identify those students who have become ineligible for financial aid as a result of poor attendance or academics.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (2). Financial statements and a schedule filed as a part of this report are listed on page F-1, which follows Signatures.

(a)(3) The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	—	Certificate of Incorporation of the Registrant.

3.2[1]	—	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	—	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	—	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	—	Amended and Restated By-Laws of the Registrant.

3.6[5]	—	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	—	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	—	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	—	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	—	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	—	Form of Common Stock certificate.

4.3[4]	—	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	—	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	—	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	—	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	—	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	—	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	—	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	—	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	—	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	—	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	—	2001 Non-Qualified Stock Option Plan.

10.6[9]	—	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	—	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	—	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	—	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	—	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	—	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	—	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	—	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	—
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	—	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15]	—	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16]	—	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23]	—	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16]	—	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16]	—	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16]	—	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17]	—	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17]	—	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18]	—	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and nine funds managed by Wellington Management Company, LLP.

10.24[19]	—	2004 Amended and Restated Incentive Stock Plan

10.25[20]	—	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20]	—	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21]	—	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]	—
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated
March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]	—	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22]	—	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22]	—	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 [24]	—
Stock Purchase Agreement, dated September 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25]	—	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25]	—	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25]	—	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28]	—	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32[28]	—	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a)[26]	—	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) [28]	—	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26]	—	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26]	—	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27]	—	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27]	—	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38 [28]	—	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)[28]	—	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)[28]	—	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)[28]	—	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)[28]	—	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)[28]	—	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)[28]	—	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b)[28]	—
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)[28]	—
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)[28]	—
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)[28]	—
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

10.41 (f)[28]	—
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

10.42 [29]	—	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.

10.43 [29]	—
Form of Restricted Stock Award Agreement for the restricted stock awards to participant's in the March 2006 salary reduction plan, including Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.

10.44 [29]	—	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.

10.45 [29]	—	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.

10.46[34]	—
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.47[35]	—	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	—	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	—	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	—	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51**	—	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)**	—
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)**	—	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)**	—	Exhibit C to Securities Purchase Agreement: Intercreditor Agreement.

10.52 (d)**	—	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)**	—	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)	—	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.58**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56**	—	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58**	—	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59**	—	Form of Warrant to be issued by Registrant.

10.60**	—	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61**	—	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62**	—
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63**	—	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

21**	—	Subsidiaries of the Registrant.

23.1**	—	Consent of Goldstein Golub Kessler LLP.

31.1**	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	—	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	—	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	—	Press Release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.

99.4 [28]	—	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	—	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6[30	—
Audited financial statements of Technical Career Institutes, Inc. as of
September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	—	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	—	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	—	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	—	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	—
Letter dated November 23, 2005 from Stephen H. Adolphus, President of Interboro Institute, to Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, New York State Education Department outlining Interboro Institute’s revised admissions screening procedures.

99.12 [31]	—
Letter dated November 21, 2005 from Steven M. Gombos of Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13 [31]	—
Letter dated December 2, 2005 from Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, the State Education Department of New York including attachment titled “State Education Department Analysis of Interboro Institute’s Response to the Draft Report.”

99.14 [32]	—	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	—	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	—	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	—	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	—	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	—	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	—	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	—	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	—	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	—	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	—	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)

99.25**	—
Report of a Compliance Review of Interboro Institute June 19-20, 2006 and October 16-18, 2006; transmittal letter dated March 23, 2007 to Registrant from Joseph P. Frey of the New York State Education Department; Ratings for Each Checked Standard (for use in assessing the Compliance Review), and letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, referred to in the Compliance Report).

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

EVCI CAREER COLLEGES HOLDING CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
EVCI Career Colleges Holding Corp.

We have audited the accompanying consolidated balance sheets of EVCI Career Colleges Holding Corp. (“EVCI”) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of EVCI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EVCI Career Colleges Holding Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 25, 2007

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$2,151,238	$9,273,206
Student accounts receivable, less allowance for doubtful accounts of $3,608,249 and $2,449,488, respectively	5,860,856	6,125,927
Other receivables	955,384	284,021
Prepaid income taxes	329,986	93,629
Prepaid expenses and other current assets	712,681	778,204
Total current assets	10,010,145	16,554,987
Property and Equipment - net	6,061,555	6,789,683
Intangible assets	11,958,985	12,832,881
Goodwill	5,320,121	5,072,375
Deferred income tax asset, net of valuation allowance of $6,957,500 and $2,037,500, respectively	5,557,500	5,557,500
Other assets	2,775,991	3,179,051
Total Assets	$41,684,297	$49,986,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving credit line	$2,000,000	$2,000,000
Accounts payable and accrued expenses	10,453,786	4,629,163
Current portion of accrued liability related to closed facility	296,517	—
Deferred tuition revenue	195,096	3,347,608
Current portion of capital lease obligation	327,215	311,821
Current portion of notes payable	2,386,232	2,625,000
Total current liabilities	15,658,846	12,913,592
Capital lease obligation, net of current portion	135,620	466,743
Notes payable, net of current portion	9,677,697	10,375,000
Accrued liability related to closed facility, net of current portion	1,491,329	—
Deferred rent	1,252,342	868,065
Total liabilities	28,215,834	24,623,400
Stockholders' equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	—	—
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and outstanding 12,689,617 and 12,432,867 shares, respectively	1,290	1,264
Additional paid-in capital	52,677,754	51,030,320
Accumulated deficit	(39,210,581)	(25,668,507)
Stockholders' equity	13,468,463	25,363,077
Total Liabilities and Stockholders' Equity	$41,684,297	$49,986,477

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net revenue	$64,715,573	$50,401,280	$32,718,087
Other income	730,819	340,284	351,886
Total revenue	65,446,392	50,741,564	33,069,973
Operating expenses:
Cost of revenue	23,769,367	15,950,138	8,419,788
Selling, general and administrative	47,698,191	33,755,189	20,027,894
Loss on closed facilities	1,926,361	—	—
Loss on settlement of tuition disallowance	3,700,000	—	978,200
Total operating expenses	77,093,919	49,705,327	29,425,882
Income/(loss) from operations	(11,647,527)	1,036,237	3,644,091
Other income (expense):
Interest and financing costs	(2,012,357)	(515,730)	(225,992)
Interest income	147,810	144,460	73,513
Income/(loss) before provision/(benefit) for income taxes	(13,512,074)	664,967	3,491,612
Provision/(benefit) for income taxes	30,000	304,000	(2,762,000)
Net income/(loss) available to common stockholders	$(13,542,074)	$360,967	$6,253,612
Income/(loss) per common share:
Basic	$(1.08)	$0.03	$0.53
Diluted	$(1.08)	$0.03	$0.50
Weighted average of common shares outstanding:
Basic	12,484,602	12,417,422	11,883,695
Diluted	12,484,602	12,903,941	12,518,450

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2003	10,862,452	$1,090	$39,296,760	$(32,283,086)	$7,014,764
Issuance of common stock	1,038,962	104	9,349,481	—	9,349,585
Exercise of options and warrants	353,859	53	869,843	__	869,896
Cashless exercise of warrants	74,330	7	(7)	—	—
Non cash compensation charges	—	—	406,368	—	406,368
Net income	—	—	—	6,253,612	6,253,612
Balance at December 31, 2004	12,329,603	1,254	49,922,445	(26,029,474)	23,894,225

Exercise of options and warrants	103,264	10	703,907	—	703,917
Non cash compensation charges	—	—	403,968	—	403,968
Net income	—	—	—	360,967	360,967
Balance at December 31, 2005	12,432,867	1,264	51,030,320	(25,668,507)	25,363,077
Exercise of options and warrants	26,666	3	19,262	—	19,265
Restricted stock issuance	230,084	23	274,451	—	274,474
Non cash compensation charges			1,353,721	—	1,353,721
Net loss	—	—	—	(13,542,074)	(13,542,074)
Balance at December 31, 2006	12,689,617	$1,290	$52,677,754	$(39,210,581)	$13,468,463

See Notes to Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income/(loss)	$(13,542,074)	$360,967	$6,253,612
Adjustments to reconcile net income (loss) to net cash provided by/ (used in) operating activities:
Depreciation and amortization	3,414,676	2,090,546	1,011,866
Bad debts expense	1,882,775	1,256,802	55,000
Non cash compensation expense	1,628,195	403,968	406,368
Deferred income taxes	—	—	(3,557,500)
Changes in operating assets and liabilities; net of effects of acquisition:
(Increase)/decrease in students accounts receivable	(1,617,704)	12,950,102	(3,355,301)
(Increase)/decrease in prepaid expenses and other current assets	(605,840)	79,106	(34,043)
(Increase)/decrease in other assets	38,304	13,120	(171,128)
Increase/(decrease) in accounts payable and accrued expenses	5,524,623	(1,960,181)	2,270,980
Increase in accrued facility closedown costs	1,787,846	—	—
Increase in income taxes payable/(prepaid income taxes)	(236,357)	(423,358)	257,279
Increase/(decrease) in deferred tuition revenue	(3,152,512)	(10,373,042)	826,889
Increase in deferred rent	384,277	101,355	766,710
Net cash provided by/(used in) operating activities	(4,493,791)	4,499,385	4,730,732
Cash flows from investing activities:
Purchases of property and equipment	(147,974)	(2,701,157)	(2,492,059)
Deposits required	53,542	(1,088,506)	—
Release in restricted certificates of deposit	—	—	259,210
Repayment of notes receivable	—	—	90,000
Payments on accrued purchase price payable		—	(2,909,666)
Cash received on funds received from escrow	52,254	—	—
Cash paid on acquisitions, net of cash received of $1,176,709	—	(15,561,042)	—
Net cash used in investing activities	(42,178)	(19,350,705)	(5,052,515)
Cash flows from financing activities:
Principal payments on capital lease obligation	(315,729)	(673,213)	(1,075,719)
Principal payment on notes payable	(2,000,000)	(605,425)	(839,778)
Proceeds from issuance of debt	—	15,000,000	—
Payment of deferred financing costs	(289,535)	(805,061)	—
Proceeds from issuance of common stock	—	—	9,349,585
Proceeds from exercise of options and warrants	19,265	703,917	869,896
Net cash provided by/(used in) financing activities	(2,585,999)	13,620,218	8,303,984
Net increase (decrease) in cash and cash equivalents	(7,121,968)	(1,231,102)	7,982,201
Cash and cash equivalents at beginning of year	9,273,206	10,504,308	2,522,107
Cash and cash equivalents at end of year	$2,151,238	$9,273,206	$10,504,308
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,897,487	$148,967	$225,992
Income taxes	$—	$759,332	$604,546
Supplemental schedule of noncash investing and financing activities:
Notes payable and capital lease obligations incurred in the acquisition of equipment	$1,063,929	$591,111	$1,538,387
Increase in goodwill	$300,000	$—	$314,102
Decrease in accrued purchase price payable	$52,254	$—	$314,102
The Company purchased all of the outstanding stock of
Pennsylvania School of Business, Inc. and Technical
Career Institutes, Inc. for an aggregate purchase
price of $16,737,000 In conjunction with the
acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$—	$32,166,000	$—
Cash paid for acquisitions	$—	$16,740,000	$—
Liabilities assumed	$—	$15,426,000	$—

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

The accompanying consolidated financial statements include the accounts of EVCI and its wholly owned subsidiaries (collectively referred to as the “Company” or “We”). The operation of Technical Career Institutes, Inc. (“TCI”) and Pennsylvania School of Business (“PSB”) are included from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. Management operates the Company as one business segment.

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

Generally, in evaluating whether there has been impairment, EVCI estimates and discounts the sum of the expected future cash flows derived from the reporting unit. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment charge. EVCI used the discounted cash flow method to determine its goodwill has not been impaired as of December 31, 2006.

Amortization of intangible assets with definitive lives are amortized on a straight-line basis over their estimated useful lives.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the effects, if any, the adoption of FIN 48 will have on our results of operations and financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates. The Company’s estimate of disallowance is subject to change based on certain conditions. (See Note 7).

Costs incurred for producing and communicating advertising are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses approximated $6,916,000, $5,105,000 and $2,987,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company adopted SFAS No. 123R beginning in the first quarter of 2006. Prior to January 1, 2006, EVCI accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Therefore, EVCI measured compensation expense for its stock option plans using the intrinsic value method, which is the excess, if any, of the fair market value of EVCI’s stock at the grant date over the amount required to be paid to acquire the stock. EVCI has adopted the modified prospective method in its adoption of FASB 123R and as a result has not retroactively adjusted results from prior periods. Compensation expense associated with stock options recognized in the year ended December 31, 2006 includes:

(i) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and

(ii) expense related to all stock option awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Prior to the adoption of FASB 123R, if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share would approximate the pro forma amounts shown in the following table:

	Year Ended December 31,
	2005	2004

Reported net income available to common stockholders	$360,967	$6,253,612
Add: Stock-based employee compensation expense included in recorded net income, net of related tax effects	403,968	406,368
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,138,205)	(1,723,883)
Pro forma net income (loss) available to common stockholders	$(373,270)	$4,936,097
Reported net income per common share:
Basic	$0.03	$0.53
Diluted	$0.03	$0.50
Pro forma net income (loss) per common share:
Basic	$(0.03)	$0.42
Diluted	$(0.03)	$0.39

The fair value of the above options (which is amortized over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 62% in 2005 and 136% in 2004, risk-free interest rates ranging from 3.08% to 4.14% and an expected life of three to five years.

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

This amount is reflected on our balance sheet as an intangible asset and is being amortized on a straight line basis over four years. Amortization expense, which began in September 2005 upon commencement of operations, for the year ended December 31, 2006 and 2005 was $160,563 and $40,031, respectively. Amortization expense will be approximately $160,000 in each of 2007 and 2008 and $120,000 in 2009.

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

Under the purchase agreement, claims in excess of $300,000 but not exceeding $3,000,000 would be indemnifiable by those owners and recoverable out of an escrow of $3,000,000. Goodwill was adjusted by $300,000 in 2006 as a result of these claims.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of assets acquired were obtained through a third-party valuation.

At December 31, 2006

Current assets	$16,468,000
Property and equipment	546,000
Intangible assets	12,440,000
Goodwill	1,457,000
Other assets	882,000
Total assets acquired	31,793,000
Current liabilities	15,663,000
Other liabilities	63,000
Total liabilities assumed	15,726,000
Net assets acquired	$16,067,000

Of the $12,440,000 of acquired intangible assets, $10,200,000 was assigned to the TCI trade name that is not subject to amortization. The remaining identified intangibles (consisting of curriculum, Middle States accreditation and student lists) of $2,240,000 have a weighted average useful life of three years. Unidentified intangible assets of $1,457,000 were assigned to goodwill. Amortization expense relating to the identified intangibles amounted to $713,333 and $208,055 for the years ended December 31, 2006 and 2005. All of the intangible assets are expected to be deductible for tax purposes.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the next four years is expected to be as follows:

December 31,

2007	$713,333
2008	519,861
2009	50,000
2010	35,418

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

	Year Ended December 31,
	2005	2004

Revenue	$74,218,000	$67,080,000
Net income (loss)	$(128,000)	$6,366,000
Diluted net income (loss) per share	$(0.01)	$0.51

The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the periods, or of results which may occur in the future.

3. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2006	2005

Furniture and fixtures	$939,307	$1,232,249	3 to 5 years
Telephone systems, office computers and software	3,556,331	4,114,168	3 to 5 years
Library	695,644	597,372	5 years
Leasehold improvements	4,049,242	4,234,468	Term of lease
Construction in progress	1,068,610
Equipment acquired under capital lease	811,246	1,154,230	5 years
	11,120,380	11,332,487
Less accumulated depreciation and amortization:
Equipment acquired under capital lease	455,137	327,032
Other	4,603,688	4,215,772
	5,058,825	4,542,804
	$6,061,555	$6,789,683

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2006, 2005 and 2004 amounted to $1,940,031, $1,783,759, and $1,011,868, respectively.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill

Presented below is a summary of goodwill activity relating to acquisition of Interboro and TCI:

Balance at December 31, 2004	3,914,624
TCI acquisition (note 2)	1,157,751
Balance at December 31, 2005	5,072,375
Funds Received from previous shareholder	(52,254)
Adjustment to TCI purchase price	300,000
Balance at December 31, 2006	$5,320,121

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

The Company paid the former owner of Interboro in full with the exception of approximately $952,000 which it delivered into escrow. The escrowed amount was released to the former owner in March 2006 with no additional payments by the Company. Approximately $53,000 of escrow funds were returned to the Company and was recorded as a reduction of goodwill in 2006.

5. Other Assets

Other assets consist of the following:

	December 31,
	2006	2005

Deposits	$2,178,912	$2,232,454
Deferred financing costs, net	435,145	746,359
Other (none in excess of 5% of other assets)	161,934	200,238
	$2,775,991	$3,179,051

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
Accounts payable	$2,104,199	$1,888,241
Accrued salaries and benefits	1,673,317	1,538,663
Accrued marketing expenses	470,370
Accrued bonus payable	75,000	—
Accrued professional fees	424,494	229,503
Accrued disallowances	3,700,000	—
Student refunds payable	1,121,105	696,546
Other (none in excess of 5% of accounts payable and accrued expenses)	885,301	276,210
	$10,453,786	$4,629,163

7. U.S. Department of Education Program Review

Since January 2005, a program review has been conducted by the U.S. Department of Education of Interboro’s compliance with respect to Title IV grants made to Interboro students during July-June of years 2002/2003, 2003/2004, and 2004/2005.

On April 10, 2006, EVCI announced that Interboro received the DOE's draft report of the results of the program review.

The draft report included a DOE request that Interboro rescore all Ability-to-Benefit ("ATB") tests that were the basis for admitting students who attended Interboro during any of the three reviewed years and who received Title IV funds at any time after being admitted. The DOE sampled 60 student files and found that Interboro accepted three students who did not pass the ATB test and that an additional 11students properly passed the ATB test but their exams were misgraded.

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

In February 2007, Interboro reported to the U.S. Department of Education the amended results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005.

Interboro incorrectly scored, through clerical errors, 316 ATB exams from a population of 9,513 ATB students which represents a 3.3% error rate, or approximately $1.2 million in disallowances that must be returned to the federal government. Interboro does not plan to contest this result.

Interboro also incorrectly scored, through clerical errors, an additional 79 ATB examinations of students who later graduated from the college with an Associate Degree. These 79 students represent approximately $0.8 million of disallowances which the college is contesting on the grounds that the students must have had an ability to benefit from college if they graduated from college.

CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Interboro could not locate 104 ATB passing examinations, or 1.1% of the total population of 9,513 examinations. Interboro believes it should be able to extrapolate the amount owed with respect to these students. Using a maximum error rate of 4.3% (which includes 79 graduates) an additional 4 students would be deemed to have failed their ATB test. This would require approximately $20,000 to be returned to the DOE. After the total of disallowances payable to the DOE is determined, Interboro will also have to reimburse the Higher Education Services Corporation of New York for TAP grants that were awarded to students who failed the ATB test but were admitted to the college through clerical errors. We estimate this amount would be between $0.8 million and $2.0 million.

In summary, EVCI estimates that Interboro owes approximately $2.0 million and might owe as much as approximately $4.5 million in total disallowances. EVCI has, as a reasonable estimate, accrued $3.7 million as a loss on settlement of tuition disallowance as of December 31, 2006.

8. Closed Facilities

The Company stopped offering courses at our Yonkers facilities as of December 31, 2006. The Company has accrued $1,735,000 for the present value of our remaining lease obligations in this location. At December 31, 2006, $1,787,000 is accrued on our balance sheet for this closing. We also wrote off approximately $139,000 in net leasehold improvements.

9. Obligations Under Capital Leases

The Company leases office and computer equipment under capital leases expiring at various dates through 2009. The leases require monthly payments of principal and interest imputed at rates ranging from 7.4% to 12.4% per annum.

Minimum future obligations under these leases are as follows:

Year Ending December 31,

2007	$353,879
2008	116,323
2009	26,138
496,340

Less amount representing interest	(33,505)
Less current portion	(327,215)
$135,620

10. Income Taxes

The provision for income taxes consists of:
	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$48,000	$—
State and local	30,000	256,000	720,500
Total current	$30,000	$304,000	$720,500
Deferred income tax benefit	$—	$—	(3,482,500)
Net Provision or benefit	$30,000	$304,000	$(2,762,000)

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance as follows:

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2006	2005

Net operating losses	$8,055,000	$7,668,000
Deferred rent	414,000	375,000
Allowance for doubtful accounts	1,443,000	658,000
Prepaid expense	(285,000)	(231,000)
Depreciation	(549,000)	(911,000)
Tuition disallowance	1,480,000	—
Closed facilities	884,000	—
Other, net	1,073,000	36,000
	12,515,000	7,595,000
Less valuation allowance	(6,957,500)	(2,037,500)
	$5,557,500	$5,557,500

The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

	Year Ended December 31,
	2006	2005	2004

Federal statutory rate	34%	34%	34%
Permanent difference	—	1	—
State and local income taxes of Interboro	9	28	9
Prior year underaccrual	—	—	5
Federal AMT taxes	—	5	—
Change in valuation allowance	(43)	(22)	(127)
	0%	46%	79%

As of December 31, 2006, the Company had net operating loss carryforwards available to offset future taxable income of approximately $34,700,000, which expire in various years through 2026.

11. Notes Payable

The Company’s principal credit facility is a collateralized borrowing agreement, with a bank, that was originally entered into on September 16, 2005 and was amended and restated as of March 31, 2006, further amended as of April 30, 2006 and June 30, 2006 and again amended and restated pursuant to a definitive agreement that becomes effective upon the closing of the financing described in Note 18. The facility is secured by substantially all of our assets.

On December 31, 2006, our outstanding borrowings under the facility were $13.0 million consisting of $2.0 million under the revolver and $11.0 million under the term loan.

At December 31, 2006, EVCI was not in compliance with financial covenants and a covenant relating to maintenance of a minimum financial responsibility for regulatory purposes. At March 31, 2007, we were not in compliance with financial covenants and had failed to make an interest and principal payment of approximately $755,000.

The April 24, 2007 amended and restated credit agreement waives all prior defaults and amended other terms:

•	The revolver increases to $5.0 million and the term loan reduces to $2.35 million. The term loan can be increased once only up to $6.0 million.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The maturity date of the revolver and term loan is April 1, 2009.

•	The interest rate on the revolver and term loan is, at EVCI’s option, prime + 2.75% or LIBOR +4%.

•	The term loan amortizes with six quarterly payments of $750,000 each starting September 30, 2007 and the balance due on April 1, 2009.

•	Financial covenants are reset.

•	Restrictions on the payment of dividends are unchanged.

The weighted average interest rate on the revolver and term loans outstanding at December 31, 2006 would have been 10.34%.

In connection with entering into the original credit agreement and the amended and restated credit agreement dated March 31, 2006, we incurred an aggregate of approximately $1,095,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs are being amortized on the straight line basis over the remaining life of the term loan. For the years ended December 31, 2006 and 2005, amortization expense amounted to approximately $600,000 and $59,000, respectively.

In connection with the amended and restated credit agreement dated April 24, 2007, we incurred an aggregate of approximately $200,000 of financing costs and fees which will be amortized on a straight-line basis over the remaining life of the term loan.

EVCI has entered into an interest rate cap agreement on one half of its floating rate debt obligation. Under the agreement, the maximum interest rate on $6,500,000 of the debt will be 5.25%. The agreement expires on December 31, 2007. EVCI records the cap at fair value, with unrealized gains or losses included in interest. The fair value of the cap at December 31, 2006 was $5,900 and is included in other assets.

In June 2006, Interboro refinanced equipment for $383,258 that is repayable over 36 months with interest at 10.87% per annum. The balance at December 31, 2006 amounted to $327,706.

Through December 31, 2006, Interboro financed portions of the remodeling of its main campus for $811,000 that is repayable over 60 months with interest at 10.512% per annum. The balance at December 31, 2006 amounted to $736,223.

As of December 31, 2006, future minimum principal payments on notes payable (inclusive of the term loan) amounted to:

2007	$2,386,232
2008	3,289,521
2009	6,119,013
2010	188,850
2011	80,313
12,063,929
Less current
Portion	2,386,232
$9,677,679

12. Commitments and Contingencies

The Company leases office space and classrooms under non-cancelable operating leases which expire at varying times through June 2025. Renewal options have not been included in the table below. The leases are subject to escalations for increases in the Company’s share of increases in real estate taxes and other expenses.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future obligations under these leases are as follows:

Year Ending December 31,

2007	$6,430,000
2008	6,161,000
2009	6,092,000
2010	6,145,000
2011	5,484,000
Thereafter	16,338,000
$46,650,000

Rent expenses (including utilities) charged to operations for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $7,365,000, $4,422,000, and $2,398,000, respectively.

The leases provide for rent abatements and/or scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the leases. This results in deferred rent payable which represents cumulative rent expense charged to operations from inception of these leases in excess of required lease payments.

The Company has employment agreements with the certain executive officers of the Company and its subsidiaries. The agreements provide for aggregate annual base compensation of approximately $1,380,000, $1,380,000 and $43,333 for the years ended December 31, 2007, 2008 and 2009, respectively. Aggregate compensation under these agreements, including discretionary bonuses, was approximately $1,287,000 and $1,692,000 and $1,120,000 for the years ended December 31, 2006, 2005, and 2004, respectively. These agreements will be amended, effective upon the closing of the ComVest Financing described in Note 18.

The Company’s colleges are subject to extensive regulation and oversight by governmental agencies that administer Title IV and TAP, by the New York State Education Department and the New York Board of Regents and by other accrediting agencies. As a result, they must comply with a complex framework of laws and regulations and are subjected to frequent compliance and financial reviews and detailed oversight.

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

In December 2006, the Company received notice from The Nasdaq Stock Market indicating that, in accordance with Marketplace Rule 4310 (c) (8) (D), the Company has been granted a 180 day extension, or until June 11, 2007, to regain compliance with the minimum $1.00 bid price per share requirement of The Nasdaq Capital Market.

Securities Class Actions. On December 6, 2005, Glauser v. EVCI Career Colleges Holding Corp., et al., was filed in the United States District Court for the Southern District of New York against EVCI and certain of its current directors and officers. On behalf of himself and purportedly on behalf of a class of EVCI’s investors who purchased EVCI’s publicly traded securities between November 14, 2003 and October 19, 2005, plaintiff alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with various public statements made by EVCI and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of plaintiff and the other purported class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. Five follow-on actions were filed in the same court alleging substantially similar claims, except that some of these follow-on actions allege a class period from August 14, 2003 to December 5, 2005. On May 9, 2006, the Court ordered the actions consolidated and appointed a lead plaintiff. After the filing of a consolidated amended complaint on July 21, 2006, defendants made a motion to dismiss the actions that was denied by the Court on December 13, 2006. Defendants’ motion to dismiss this action was granted on February 16, 2007. The plaintiff filed a notice of appeal on March 26, 2007. On April 12, 2007, defendants and lead plaintiff reached an agreement to settle this litigation. The stipulation of settlement and related filings, which have been submitted to the Court, are still subject to Court approval, and there is no guarantee that the Court will approve them. The settlement will be funded by EVCI’s insurance carriers, and will include the dismissal of all claims without any liability or wrongdoing attributed to EVCI or any other defendant.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Delaware Books and Records Action. On March 8, 2006, Shamji v. EVCI Career Colleges Holding Corp., C.A. No. 1986-N, was filed in Delaware Chancery Court. Plaintiff seeks access to EVCI’s books and records under Delaware law. This action was dismissed on March 6, 2007 by agreement of the parties.

13. Retirement Plans

The Company has a number of defined contribution plans covering eligible employees. The company makes matching contributions at its discretion and in accordance with the terms of union contracts for certain employees. The Company has the right to make additional discretionary contributions. No additional discretionary contributions were made in 2006, 2005 and 2004. Contributions made in 2006, 2005 and 2004 were $20,890, $235,617 and $131,207, respectively.

14. Stockholders’ Equity:

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

Vesting of options and stock awards and certain other conditions are determined by the plan administrator, which is EVCI’s board of directors or a committee of the board. On October 24, 2006, 36,833 of these options were cancelled and replaced with options to purchase 12,266 shares of common stock. See Cancellation and Replacement. At December 31, 2006, there are 844,500 options outstanding under this plan.

As an inducement to become an officer and employee of EVCI, in January 2004, the Board of Directors granted to EVCI’s general counsel and vice president for corporate affairs five-year nonqualified stock options to purchase 90,000 shares of EVCI’s common stock at $4.70 per share. The options vest in two equal annual installments commencing December 31, 2004. The market value of EVCI’s common stock on the grant date was $5.66. Accordingly, the Company recorded a charge to operations for $86,400 over the vesting period, of which $43,200 was changed to operations in each of 2005 and 2004. On October 24, 2006, these options were cancelled and replaced with options to purchase 45,000 shares of common stock. (See Cancellation and Replacement).

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2004, stockholders of EVCI adopted the 2004 incentive stock plan, under which 1,200,000 shares of common stock have been reserved for future issuance, except that no incentive stock option may be granted after July 27, 2014. The plan provides for grants of incentive stock options, nonqualified stock options, shares of common stock and awards based on the value of EVCI’s common stock to employees, non-employee directors and consultants. The option price cannot be less than the fair market value of EVCI’s shares at the date of grant. Vesting of options and stock awards and certain other conditions are determined by, or a committee appointed by, the board of directors. On October 24, 2006, 903,572 of these options were cancelled and replaced with options to purchase 236,784 shares of common stock. (See Cancellation and Replacement). At December 31, 2006, there are 287,238 options outstanding under this plan.

In July 2004, EVCI’s stockholders approved the grant of five-year nonqualified stock options to EVCI’s chairman, chief executive officer and president and chief financial officer to purchase a total of 181,131 shares of common stock at $4.70 per share. The options vest in three equal annual installments commencing November 11, 2004. The market value of EVCI’s common stock on the grant date was $10.70. Accordingly, the Company is recording a charge to operations for $1,089,504 over the vesting period, of which $360,768 and $363,368 was charged to operations in 2005 and 2004, respectively. On October 24, 2006, these options were cancelled and replaced with options to purchase 60,317 shares of common stock. (See Cancellation and Replacement).

In August 2005 restricted stock was granted to two key executives if certain performance incentives were reached. At December 31, 2005 the incentives were not reached and the restricted stock was forfeited.

Stock Grants. On March 6, 2006, certain officers and other employees of EVCI and Interboro elected to participate in a salary reduction plan. For their agreements to reduce base salary for the period from March 1, 2006 through December 29, 2006, they received aggregate grants of 146,584 shares (equaling the dollar amount of the salary reduction) of restricted EVCI common stock under EVCI’s Amended and Restated 2004 Incentive Stock Plan (the “2004 Plan”). Originally, the shares were to vest on December 29, 2006, provided the employee was continuously employed by EVCI through that date. On November 1, 2006, EVCI’s board of directors approved the accelerated vesting of all of the shares to November 1, 2006. The fair market value of the restricted stock on the date of grant was $204,000. However, the charge to operations in 2006 was $181,000 because one employee’s grant of 16,500 shares was forfeited when he left EVCI.

In addition, effective March 1, 2006, EVCI's general counsel and vice president for corporate affairs was granted 100,000 shares of restricted stock under the 2004 Plan. Originally the shares were to vest and become non-forfeitable on a cumulative basis as to 50,000 shares on December 29, 2006 and 25,000 shares on each February 28, 2008 and 2009 provided the officer has been continuously employed by EVCI. On November 1, 2006, EVCI’s board of directors approved the accelerated vesting of the first 50,000 shares to November 1, 2006. The fair market value of the stock on the date of grant was $139,000 and will be charged to operations over the vesting period. The charge to operations in connection with these grants was $94,000 for the year ended December 31, 2006. The charge to EVCI’s earnings for the full year of 2006 will not change as a result of the acceleration of vesting to November 1, 2006 of the restricted stock grants.

Cancellation and Replacement. On October 24, 2006, EVCI’s board of directors approved a plan providing for the surrender and cancellation of vested and unvested options to purchase 1,211,536 shares of common stock and the simultaneous grant to the surrendering optionees of options to purchase a total of 354,369 shares of common stock. The per share exercise prices of the surrendered options ranged from $4.70 to $10.715. The number of replacement options equals 50% of the vested options, as of September 30, 2006, that were surrendered by each participant. The replacement options are exercisable until October 23, 2011, at $1.00 per share, and vest in three equal installments on October 23, 2007, 2008 and 2009. The replacement options were granted under the 2004 Plan. This surrender and replacement of options increases the non-cash compensation charges that EVCI would have otherwise had by approximately $174,000, for the four years ended December 2009. The expense related to the options over the period will be $1,665,000. However, this accounting effect results in a reduction in non-cash compensation charges in the fourth quarter of 2006 and in 2007 and an increase in non-cash compensation charges in 2008 and 2009.

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

The following table represents warrants outstanding as of December 31, 2006 and 2005:

	Exercise Price	Shares Underlying Warrants Outstanding December 31,
Expiration Date	per Share	2006	2005

January 2006*	$25.00	—	25,000
May 2006*	12.00	—	50,000
June 2006*	3.00	—	93,333
April 2007	16.09	25,000	25,000
September 2008	2.25	45,000	45,000
March 2009	14.338	62,338	62,338
		132,338	300,671

*Expired unexercised

As of December 31, 2006 132,338 warrants are exercisable.

Presented below is a summary of stock option activity for the periods shown:

	Options Outstanding		Options Exercisable
Exercise Price Range	Shares Underlying Options	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price

Balance at December 31, 2003	942,667	$1.83	632,325	$1.96
Granted	594,037	7.18	—	—
Exercised	(40,516)	1.16	—	—
Canceled	(5,001)	1.20	—	—
Balance at December 31, 2004	1,491,187	3.96	1,042,420	$3.84
Granted	630,000	8.17	—	—
Exercised	(103,264)	6.82	—	—
Balance at December 31, 2005	2,017,923	5.11	1,199,268	3.65
Granted	40,000	1.39	—	—
Replacement options	354,369	1.00	—	—
Exercised	(26,666)	0.72	—	—
Canceled	(1,253,888)	7.64	—	—
Balance at December 31, 2006	1,131,738	$1.02	750,701	$1.03

The fair value of options (which is amortized of the requisite service period) granted in 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend, yield, volatility of 96.56%, risk-free interest rate of 5.0%, and an expected life of 3.50 years.

The weighted average remaining contractual term amounted to 3.05 years and 2.82 years for options outstanding and options exercisable, respectively, at December 31, 2006. The aggregate intrinsic value of options outstanding and options exercisable, respectively, amounted to $0 and $0 at December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $1,483, $12,822, and $289,243, respectively

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options currently outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares Underlying Options	Weighted- Average Remaining Price	Weighted-Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price

$1.00	1,053,869	2.57 years	$1.00	699,500	$1.00
1.20	26,203	1.67 years	1.20	26,203	1.20
1.39	40,000	9.42 years	1.39	13,332	1.39
1.57	11,666	5.58 years	1.57	11,666	1.57
$1.00 - $1.57	1,131,738	2.82 years	$1.024	750,701	$1.023

The weighted-average fair value of options granted is as follows:

	Year Ended December 31,
	2006	2005	2004

Fair value of each option granted	$1.04	$8.166	$7.28
Total shares underlying options granted	394,369	630,000	594,037
Total fair value of all options granted	$410,000	$5,110,000	$4,325,000

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

A summary of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant Date Fair Value
Nonvested at January 1, 2006	818,655	7.24
Granted	26,668	1.39
Vested	(59,334)	1.00
Cancelled	(759,321)	7.73
Replaced	354,369	1.00
Non-vested at December 31, 2006	381,037	1.03

As of December 31, 2006 there was $1,485,000 of unrecognized compensation costs related to non-vested share based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.75 years

The total fair value of shares vested during the years ended December 31, 2006, was $59,334.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings per Share:

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2006	2005	2004

Basic	12,484,602	12,417,422	11,883,695
Effect of assumed exercise of employee stock options, net of tax effects	—	412,586	425,370
Effect of assumed exercise of warrants	—	73,933	209,385
Diluted	12,484,602	12,903,941	12,518,450

Outstanding options and warrants to purchase common stock that were antidilutive were not included in the computation of diluted earnings per share were as follows:

	Year Ended December 31,
	2006	2005	2004

Number of options	1,131,738	943,572	534,896
Number of warrants	132,338	162,338	162,338
	1,267,076	1,105,910	697,234

16. Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	($ in thousands except per share amounts)
2006
Total revenue	$18,899	$14,789	$12,286	$19,472
Loss from operations	(371)	(3,471)	(7,358)	(447)
Net loss	(766)	(3,912)	(7,914)	(950)
Net loss per share
Basic	(.06)	(0.31)	(0.64)	(0.07)
Diluted	(.06)	(0.31)	(0.64)	(0.07)
2005
Total revenue	$10,195	$9,655	$10,100	$20,792
Income (loss) from operations	895	468	(1,578)	1,251
Net income (loss)	667	320	(1,493)	867
Net income (loss) per share
Basic	0.05	0.03	(0.12)	0.07
Diluted	0.05	0.03	(0.12)	0.07

17. Regulatory Review

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

In response to the SED, the Company committed to making a number of changes and enhancements at Interboro, including outsourcing its testing function. We currently estimate that the capital cost of implementing these changes will be approximately $400,000. We also currently estimate that the annual increase in operating costs attributable to these agreements will be approximately $1,000,000 beginning in 2006.

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

On March 23, 2007, Interboro was notified by SED that it would not adjust or remove the enrollment caps at the end of the Spring 2007 semester because Interboro has continuing areas of weakness and concern even though it has made substantial progress and evident improvements and is working diligently on resolving all issues.

18. Subsequent Events

On April 24, 2007, the Company entered into definitive agreements with ComVest Group Holdings LLC and participating EVCI management (collectively “ComVest”) that will provide gross proceeds to EVCI of $10,100,000 and the ability to secure letters of credit of up to $6,700,000 (the “ComVest Financing”). The agreement with ComVest provides for a finalization by May 24, 2007, with no conditions other than the wiring of funds and the issuance of the securities. The Company restructured EVCI’s bank debt (the “Bank Debt Restructuring”) at the same time as the ComVest Financing. As the result of these extraordinary measures, the Company expects to be able to satisfy specific financial responsibility standards established by federal and state regulators.

The ComVest Financing has been structured so that it will not result in a change of control of EVCI until such time as all required preapprovals have been obtained under applicable rules and regulations of the governmental agencies regulating the operation of our colleges and the non-governmental entities that accredit our colleges.

The terms of the ComVest Financing and Bank Debt Restructuring are summarized below:

ComVest Financing

Secured Subordinated Loan. ComVest will loan EVCI $8,736,374 and EVCI will issue a promissory note (the “ComVest Note”) with the following terms:

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Interest accrues at 12% per annum. The first 12 months of interest will be prepaid at closing. After 12 months, the interest will accrue at 12% per annum compounded quarterly.

•	Convertible at ComVest’s option, if not repaid within 12 months after issuance, into shares of EVCI’s common stock at $0.60 per share.

•	Secured by substantially all assets of EVCI.

Common Stock Sale. ComVest will purchase 2,525,234 shares of EVCI’s common stock (the “ComVest Shares”) at $ 0.54 per share, or a total of $1,363,626.

Use of Proceeds. The net proceeds from issuance of the ComVest Note and ComVest Shares, after payment of transaction fees estimated to be approximately$2.0 million, will be used to reduce EVCI’s term loan debt to Harris N.A. Under the restructuring of the Harris agreement, EVCI will have access to $11.0 million of future borrowings.

Warrant Issuances. Warrants to purchase a total of 27.5 million shares of EVCI common stock will have the following terms:

•	Exercisable for three years at $0.54 per share.

•	Permit a cashless exercise and have full ratchet and other anti-dilution provisions for issuances of other equity securities below their exercise price.

•	Not exercisable unless an increase in EVCI’s authorized common stock is approved by stockholders.

Letter of Credit. ComVest will be required to assist EVCI in obtaining a one year letter of credit of up to $6.7 million in favor of the U.S. Department of Education and, if required, the New York State Education Department or its designee.

Limits on Ownership ComVest and its affiliates will not be permitted to own more than a minimum of 24.9% and a maximum 49.9% of EVCI’s Common Stock unless requisite approvals from the regulators and accreditors of EVCI’s colleges are first obtained. This is to ensure that a change of control of EVCI does not occur prior to obtaining those approvals.

Board Participation. ComVest will have the right to designate up to three directors to EVCI’s board.

Management Agreements. Dr. Arol I. Buntzman, EVCI’s chairman, Dr. John J. McGrath, EVCI’s chief executive officer and president, Joseph D. Alperin, EVCI’s general counsel and vice president for corporate affairs and Stephen K. Schwartz, EVCI’s vice president of operations (collectively “Participating Management”) have agreed to participate in the ComVest Financing and have entered into the agreements described below, effective upon the closing of the ComVest Financing.

•	Participating Management will invest $1,000,000 of the gross proceeds of $10,100,000 as follows: Dr. Buntzman, $500,000; Dr. McGrath $250,000; Mr. Alperin, $125,000 and Mr. Schwartz, $125,000.

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Dr. Buntzman, Dr. McGrath will amend their existing employment agreements to extend the employment terms, decrease their salaries and cancel their change of control agreements. Mr. Schwartz will enter into an employment agreement.

•
Participating Management have been granted options that, if exercised, would increase their total ownership of EVCI common stock to 15% of EVCI outstanding common stock after giving effect to the purchase of the ComVest shares, the exercise of the ComVest Note and Warrants the exercise of currently outstanding options and warrants.

Private placement and bank loan restructuring to be described.

19. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired*	Deductions	Balance at End of Period

Allowance for doubtful accounts:
December 31, 2006	$2,449,488	$1,882,775	$—	$3,041,531	$3,608,244
December 31, 2005	$105,000	$1,256,802	1,325,447	237,761	$2,449,488
December 31, 2004	$50,000	55,000	—	—	$105,000

Deferred income tax valuation allowance:
December 31, 2006	$2,037,500	4,920,000		—	$6,957,500
December 31, 2005	$1,827,500	$210,000	—	—	$2,037,500
December 31, 2004	$6,259,000	$(4,431,500)	—	—	$1,827,500

* Balance at December 31, 2005 includes $1,325,447 acquired as a result of the acquisition of Technical Career Institutes, Inc. on September 16, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: April 27, 2007	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President

By:	/s/ Richard Goldenberg
Richard Goldenberg
Chief Financial Officer Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	April 27, 2007
Dr. Arol I. Buntzman
Chairman of the Board

/s/ Dr. John J. McGrath	April 27, 2007
Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/ Royce N. Flippin, Jr.	April 27, 2007
Royce N. Flippin, Jr.
Director

/s/ Philip M. Getter	April 27, 2007
Philip M. Getter
Director

/s/ Richard Goldenberg	April 27, 2007
Richard Goldenberg
Chief Financial Officer and Director

/s/ Donald Grunewald	April 27, 2007
Donald Grunewald
Director

April 27, 2007
Robert F. Kennedy, Jr.
Director

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	—	Certificate of Incorporation of the Registrant.

3.2[1]	—	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	—	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	—	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	—	Amended and Restated By-Laws of the Registrant.

3.6[5]	—	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	—	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	—	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	—	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	—	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2[2]	—	Form of Common Stock certificate.

4.3[4]	—	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	—	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	—	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	—	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	—	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	—	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	—	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	—	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	—	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	—	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	—	2001 Non-Qualified Stock Option Plan.

10.6[9]	—	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	—	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	—	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	—	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	—	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	—	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	—	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	—	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	—
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14]	—	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15]	—	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16]	—	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23]	—	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16]	—	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16]	—	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16]	—	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17]	—	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17]	—	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18]	—	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19]	—	2004 Amended and Restated Incentive Stock Plan

10.25[20]	—	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20]	—	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21]	—	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]	—
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]	—	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22]	—	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22]	—	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 [24]	—
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25]	—	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25]	—	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25]	—	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28]	—	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32[28]	—	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a)[26]	—	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) [28]	—	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26]	—	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26]	—	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27]	—	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27]	—	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38 [28]	—	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)[28]	—	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)[28]	—	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)[28]	—	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)[28]	—	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)[28]	—	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)[28]	—	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b)[28]	—
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c)[28]	—
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d)[28]	—
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e)[28]	—
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

10.41 (f)[28]	—
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

10.42 [29]	—	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.

10.43 [29]	—	Form of Restricted Stock Award Agreement for the restricted stock awards to Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.

10.44 [29]	—	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.

10.45 [29]	—	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.

10.46[34]	—
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. “Schedules will be provided supplementally to the Securities and Exchange Commission upon request.”

10.47[35]	—	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	—	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	—	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	—	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51**	—	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union, Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)**	—
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)**	—	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)**	—	Exhibit C to Securities Purchase Agreement: Intercreditor Agreement.

10.52 (d)**	—	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)**	—	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)**	—	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56**	—	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.
.
10.57 (a)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58**	—	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59**	—	Form of Warrant to be issued by Registrant.

10.60**	—	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61**	—	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62**	—
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63**	—	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

21**	—	Subsidiaries of the Registrant

23.1**	—	Consent of Goldstein Golub Kessler LLP.

31.1**	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	—	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	—	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	—	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	—	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	—	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30]	—
Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	—	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	—	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	—	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	—	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	—
Letter dated November 23, 2005 from Stephen H. Adolphus, President of Interboro Institute, to Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, New York State Education Department outlining Interboro Institute’s revised admissions screening procedures.

99.12 [31]	—
Letter dated November 21, 2005 from Steven M. Gombos of Ritzert & Leyton to Joseph P. Frey, Assistant Commissioner, The State Education Department outlining the results of the independent investigation for the Audit Committee of the Board of Directors of EVCI Career Colleges Holding Corp.

99.13 [31]	—
Letter dated December 2, 2005 from Joseph P. Frey, Assistant Commissioner- Office of Quality Assurance, the State Education Department of New York including attachment titled “State Education Department Analysis of Interboro Institute’s Response to the Draft Report.”

99.14 [32]	—	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	—	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	—	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	—	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	—	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	—	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	—	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21 [34]	—	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22 [34]	—	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23 [34]	—	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24 [34]	—	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.

99.25**	—
Report of a Compliance Review of Interboro Institute June 19-20, 2006 and October 16-18, 2006; transmittal letter dated March 23, 2007 to Registrant from Joseph P. Frey of the New York State Education Department; Ratings for Each Checked Standard (for use in assessing the Compliance Review), and letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, referred to in the Compliance Report).

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