Form 10-K/A
period 2006-12-31
EVCI Career Colleges Holding Corp
filed 2007-05-01
CIK 1065591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2007 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes ☐ No ☒

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Form 10-K for the year ended December 31, 2006 (the “Annual Report”) is being filed to file Exhibits 23.1, 31.1, 31.2,  32.1 and 32.2, which were inadvertently omitted from the Annual Report. This Amendment No. 1 is also being filed to indicate that the information required by Part III of this Report will be filed by amendment.

Except as described above, this Form 10-K/A, Amendment No. 1, does not include any other revisions to the Annual Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to April 27, 2007, the date of the original filing of the Annual Report.

EVCI CAREER COLLEGES HOLDING CORP.

Form 10-K

Year Ended December 31, 2006

PART III

10, 11, 12 and 14		69

PART IV

15.	Exhibits and Financial Statement Schedules	69

SIGNATURES		80

v

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

Item 9B. Other Information.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 will be filed by amendment.

PART IV

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

10.63**	—	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

21**	—	Subsidiaries of the Registrant.

23.1***	—	Consent of Goldstein Golub Kessler LLP.

31.1***	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2***	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1***	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	—	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	—	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	—	Press Release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.

99.4 [28]	—	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	—	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6[30	—
Audited financial statements of Technical Career Institutes, Inc. as of
September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	—	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	—	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	—	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	—	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	—
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Previously filed on April 27, 2007.
***	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.

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

EVCI CAREER COLLEGES HOLDING CORP.

Date: May 1, 2007	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President

By:	/s/ Richard Goldenberg
Richard Goldenberg
Chief Financial Officer Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	May 1, 2007
Dr. Arol I. Buntzman
Chairman of the Board

/s/ Dr. John J. McGrath	May 1, 2007
Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/ Royce N. Flippin, Jr.	May 1, 2007
Royce N. Flippin, Jr.
Director

/s/ Philip M. Getter	May 1, 2007
Philip M. Getter
Director

/s/ Richard Goldenberg	May 1, 2007
Richard Goldenberg
Chief Financial Officer and Director

May 1, 2007
Donald Grunewald
Director

May 1, 2007
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

10.63**	—	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

21**	—	Subsidiaries of the Registrant

23.1***	—	Consent of Goldstein Golub Kessler LLP.

31.1***	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2***	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1***	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	—	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	—	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	—	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	—	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	—	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30]	—
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Previously filed on April 27, 2007.
***	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.