Form 10-Q
period 2007-03-31
EVCI Career Colleges Holding Corp
filed 2007-05-18
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,689,617 shares as of May 10, 2007.

Table of Contents

Part I

Financial Information

Overview and Critical Accounting Policies	14

Comparison of the three months ended March 31, 2007 and 2006	20

Financial Condition, Liquidity and Capital Resources	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II
Other Information

Item 1A. Risk Factors	25

Forward-looking Statements and Risk Factors	25

Item 3. Defaults Upon Senior Indebtedness	28

Item 6. Exhibits	28

Signatures	39

ii

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,859,939	$2,151,238
Student accounts receivable, less allowance for doubtful accounts
of $5,588,105 and $3,608,249 respectively	12,856,729	5,860,856
Other receivables	138,255	955,384
Prepaid income taxes	234,448	329,986
Prepaid expenses and other current assets	928,170	712,681
Total current assets	16,017,541	10,010,145
Property and Equipment - net	5,852,141	6,061,555
Intangible assets	11,740,621	11,958,985
Goodwill	5,320,121	5,320,121
Deferred income tax asset, net of valuation allowance of $6,957,500 and $6,957,500 respectively	5,557,500	5,557,500
Other assets	2,416,682	2,775,991
Total assets	$46,904,606	$41,684,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit line	$2,000,000	$2,000,000
Accounts payable and accrued expenses	9,966,171	10,453,786
Current portion of accrued liability related to closed facility	271,621	296,517
Deferred tuition revenue	6,501,901	195,096
Current portion of capital lease obligation	283,316	327,215
Current portion of notes payable	2,545,504	2,386,232
Total current liabilities	21,568,513	15,658,846
Capital lease obligation, net of current portion	97,339	135,620
Notes payable, net of current portion	8,989,416	9,677,697
Accrued liability related to closed facility, net of current portion	1,436,675	1,491,329
Deferred rent	1,446,849	1,252,342
Total liabilities	33,538,792	28,215,834
Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and
outstanding 12,689,617	1,290	1,290
Additional paid-in capital	52,813,344	52,677,754
Accumulated deficit	(39,448,820)	(39,210,581)
Stockholders' equity	13,365,814	13,468,463
Total liabilities and stockholders' equity	$46,904,606	$41,684,297

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006

Net revenue	$17,833,509	$18,791,973
Other income	95,553	107,395
Total revenue	17,929,062	18,899,368
Operating expenses:
Cost of revenue	5,726,246	6,230,362
Selling, general and administrative	11,839,309	13,040,253
Total operating expenses	17,565,555	19,270,615
Income/ (loss) from operations	363,507	(371,247)
Other income (expense):
Interest and financing costs	(617,533)	(438,130)
Interest income	15,787	73,207
Loss before provision for income taxes	(238,239)	(736,170)
Provision for income taxes	-	30,000
Net loss	$(238,239)	$(766,170)
Net loss per common share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)
Weighted average of common shares outstanding:
Basic	12,689,617	12,432,867
Diluted	12,689,617	12,432,867

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(238,239)	$(766,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,035,114	897,682
Bad debt expense	882,883	605,734
Non cash compensation expense	135,590	421,381
Changes in operating assets and liabilities:
Increase in students accounts receivable	(7,878,756)	(4,738,161)
(Increase)/decrease in prepaid expenses and other current assets	601,640	(216,991)
Decrease in other assets	20,746	8,020
Increase/(decrease) in accounts payable and accrued expenses	(487,615)	495,638
Decrease in accrued liability related to closed facility	(79,550)	-
(Increase)\decrease in income taxes payable and prepaid income taxes	95,538	(200,019)
Increase in deferred tuition revenue	6,306,805	3,926,379
Increase in deferred rent	194,507	50,779
Net cash provided by operating activities	588,663	484,272
Cash flows from investing activities:
Purchases of property and equipment	(297,309)	(189,511)
Deposits returned	193,515	59,627
Cash received on funds received from escrow	-	52,253
Net cash used in investing activities	(103,794)	(77,631)
Cash flows from financing activities:
Principal payments on capital lease obligation	(82,180)	(75,563)
Principal payment on notes payable	(693,988)	(1,000,000)
Financing costs related to bank agreement	-	(257,002)
Net cash used in financing activities	(776,168)	(1,332,565)
Net decrease in cash and cash equivalents	(291,299)	(925,924)
Cash and cash equivalents at beginning of period	2,151,238	9,273,206
Cash and cash equivalents at end of period	$1,859,939	$8,347,282
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$477,615	$300,185
Income taxes	$23,015	$230,019
Supplemental schedule of noncash investing and financing activities:
Notes payable incurred in the acquisition of equipment	$164,979	$-

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

TCI. We acquired TCI in September 2005. With an emphasis on technology, TCI offers two-year college degree programs. Nearly all programs lead to the Associate in Applied Sciences degree. TCI also offers some certificate programs. Its main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby college annex. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education. Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s 2007 spring semester enrollment was approximately 3,090 students.

Interboro. We acquired Interboro in January 2000. Interboro offers two-year college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. In December 2006, Interboro decided to cease offering courses at its college site in Yonkers, New York. Each of Interboro’s sites has a college annex. Interboro is accredited by the New York State Board of Regents. Interboro’s 2007 spring semester enrollment was approximately 2,730 students.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. In 2007, PSB expects to seek authorization to award the Associate in Specialized Business Degree for those programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2007 spring semester enrollment was approximately 325 students.

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

The terms of the ComVest Financing, including agreements with EVCI management, have been approved by EVCI’s Board of Directors based upon the unanimous recommendation of a Special Committee of EVCI’s Board that was formed on February 2, 2007, and consisted of EVCI’s four independent directors. Seidman & Co., Inc., financial advisor to the Special Committee, has rendered an opinion to the Special Committee that concludes the ComVest Financing is fair to EVCI’s stockholders from a financial standpoint.

The terms of the ComVest Financing and Bank Debt Restructuring are briefly summarized in Note 6. Additional information regarding the ComVest Financing and Bank Debt Restructuring is contained in our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2006.

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142 “Goodwill and other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the impairment test requires judgment, including identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. EVCI tests goodwill and the TCI tradenames (to which it has assigned an indefinite life) in EVCI’s fourth quarter, unless an event occurs that would cause EVCI to believe their value is impaired at a different point in time.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our review of this new standard indicates it has no effect on our results of operations or financial position included in our 2006 year end, and first quarter of 2007, financial statements.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Our results of operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2006 and for the year then ended, and the notes thereto, in our 10-K/A, Amendment No. 1, for the year ended December 31, 2006.

There have been no significant changes in our accounting policies since December 31, 2006.

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

	Three months ended March 31,
	2007	2006

Basic weighted average number of common shares outstanding	12,689,617	12,432,867

Effect of assumed exercise of outstanding options*	-	-

Effect of assumed exercise of outstanding warrants*	-	-

Diluted weighted average number of shares of common stock outstanding	12,689,617	12,432,867

Restricted shares, options and warrants not included above*	1,230,076	2,333,594
_______________
* Not included because their effect would be anti-dilutive.

Stock Grants

Effective March 1, 2006, EVCI's general counsel and vice president for corporate affairs was granted 100,000 shares of restricted stock under EVCI’s 2004 Plan. Originally the shares were to vest and become non-forfeitable on a cumulative basis as to 50,000 shares on December 29, 2006 and 25,000 shares on each February 28, 2008 and 2009 provided the officer has been continuously employed by EVCI. On November 1, 2006, EVCI’s board of directors approved the accelerated vesting of the first 50,000 shares to November 1, 2006. The fair market value of the stock on the date of grant was $139,000 and is being charged to operations over the vesting period, including $7,240 during the quarter ended March 31, 2007 as compared to $9,363 in the same quarter of 2006.

Stock Options

During the first quarter of 2007, an aggregate of 40,000 options were granted to our independent directors at an exercise price of $0.40 per share.

No options were exercised during the first quarter of 2007.

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. As a result of the adoption of SFAS No. 123R, non-cash compensation expense related to EVCI’s grants of stock and options was $136,000 for the three months ended March 31, 2007 and $420,000 for the same quarter of 2006.

On April 24, 2007, the four members of management participating in the ComVest Financing (discussed in Note 6) were granted five year options (the “Plan Options”) under EVCI’s 1998 and 2004 incentive stock plans to purchase a total of 2,157,113 shares at $0.583 per share in connection with their surrender of options to purchase 916,484 shares at $1.00 per share and other agreements made by them pursuant to their employment agreements. For those other agreements, they were also granted five year options (the “Non-Plan Options”) to purchase 4,376,559 shares at $0.54 per share, subject to stockholder approval. The Plan Options fully vest and become exercisable upon the closing of the ComVest Financing. The Non-Plan Options vest in equal annual installments, over one to four years, starting when and if stockholder approval of the grant of the Non-Plan Options is obtained.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Risk free interest rate	5%	3.25% to 3.75%

Expected volatility of common stock	92%	62%

Dividend yield	0%	0%

Expected option term	4 years	3 to 5 years

The risk-free interest rate is based upon the current 5 year U.S. Treasury bill rate on the date of grant. The expected volatility is based on the historical volatility of EVCI’s stock.

A summary of the status of our stock option plans as of March 31, 2007 and of changes in options outstanding under the plans during the three months ended March 31, 2007, is as follows:

	Number of share	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,131,738	$1.0228
Options granted	40,000.4000
Options exercised
Options forfeited or expired
Options outstanding at March 31, 2007	1,171,738	$.0184	2.82	$5,200
Options vested and exercisable at March 31, 2007	777,369	$1.0188	2.82	$1,734

The weighted average fair value of each option granted during the first three months of fiscal years 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.40 and $1.39 per option, respectively.

A summary of the status of our non-vested options as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

	Number of share	Weighted- Average Exercise Price per Share
Options outstanding at December 31, 2006	381,037	$1.03
Options granted	40,000	0.40
Options vested	(26,668)	0.90
Options forfeited or expired	-	-
Non-vested options at March 31, 2007	394,369	$0.97

As of March 31, 2007, there was $1,337,000 of unrecognized compensation cost related to non-vested stock option awards, which substantially is expected to be recognized over a remaining weighted average vesting period of 3.0 years as a result of the option surrender and replacement plan described on October 24, 2006.

 Note 3 - Revenue Recognition

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

 Note 4 - Notes Payable

The Company’s principal credit facility is a collateralized revolver and term loan under an agreement with Harris N.A., that was originally entered into on September 16, 2005 and was amended and restated as of March 31, 2006, further amended as of April 30, 2006 and June 30, 2006 and again amended and restated pursuant to a definitive agreement that becomes effective upon the closing of the ComVest Financing described in Note 6. The facility is secured by substantially all of our assets.

On March 31, 2007, our outstanding borrowings under the facility were $12.375 million consisting of $2.0 million under the revolver and $10.375 million under the term loan.

At December 31, 2006, EVCI was not in compliance with financial covenants and a covenant relating to maintenance of a minimum financial responsibility score for regulatory purposes. At March 31, 2007, we were not in compliance with financial covenants and had failed to make an interest and principal payment of approximately $755,000.

The April 24, 2007 amended and restated credit agreement waives all prior defaults and includes the following terms:

•
The revolver increases to $5.0 million and the term loan reduces to $2.35 million. The term loan can be increased once only up to $6.0 million for use in paying disallowances resulting from the DOE mandated ATB test rescoring by Interboro.

•	The maturity date of the revolver and term loan is April 1, 2009.

•	The interest rate on the revolver and term loan is, at EVCI’s option, prime + 2.75% or LIBOR +4%.

•	The term loan amortizes with six quarterly payments of $750,000 from September 30, 2007 through December 31, 2008.

•	Financial covenants are either eliminated or reset.

•	Restrictions on the payment of dividends are unchanged.

The weighted average interest rate on the revolver and term loans outstanding at March 31, 2007 was 10.87%.

In connection with entering into the original credit agreement and the amended and restated credit agreement dated March 31, 2006, we incurred an aggregate of approximately $1,095,000 of financing costs and fees which are included with other assets in the accompanying balance sheet. These costs are being amortized on the straight line basis over the remaining life of the term loan. For the three months ended March 31, 2007 and 2006, amortization expense amounted to approximately $145,000 and $88,000, respectively.

In connection with the amended and restated credit agreement dated April 24, 2007, we are incurring an aggregate of approximately $200,000 of financing costs and fees which will be amortized on a straight-line basis over the remaining life of the term loan.

Note 5 - U.S. Department of Education Program Review

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005. The results have been updated by subsequent reports to the DOE.

Based on the updated results, EVCI estimates that Interboro owes approximately $2.0 million and might owe as much as $4.5 million in total disallowances of Title IV and TAP tuition payments. EVCI has, as a reasonable estimate, accrued $3.7 million as a loss on settlement of tuition disallowance as of December 31, 2006 and March 31, 2007.

Note 6 - Subsequent Events

ComVest Financing

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

The terms of the ComVest Financing and Bank Debt Restructuring are summarized below:

Secured Subordinated Loan. ComVest will loan EVCI $8,736,374 and EVCI will issue a promissory note (the “ComVest Note”) with the following terms:

•
Interest accrues at 12% per annum. The first 12 months of interest of $1,048,365 will be prepaid at closing and increase the principal to $9,784,739. After 12 months, the interest will accrue at 12% per annum compounded quarterly.

•	Convertible at ComVest’s option, if not repaid within 12 months after issuance, into shares of EVCI’s common stock at $0.60 per share, subject to full ratchet and other anti-dilution provisions.

•	Secured by substantially all assets of EVCI.

Common Stock Sale. ComVest will purchase 2,525,234 shares of EVCI’s common stock (the “ComVest Shares”) at $ 0.54 per share, or a total of $1,363,626.

Use of Proceeds. The net proceeds from issuance of the ComVest Note and ComVest Shares, after payment of transaction fees estimated to be approximately $2.0 million, will be used to reduce EVCI’s term loan debt to Harris N.A. Under the restructuring of the Harris agreement, EVCI will have access to $11.0 million of future borrowings.

Warrant Issuances. ComVest will receive warrants to purchase a total of 27.5 million shares of EVCI common stock with the following terms:

•	Exercisable for three years at $0.54 per share, subject to full ratchet and other anti-dilution provisions.

•	Permit a cashless exercise.

•
Warrants to purchase up to 1.0 million shares are exercisable by ComVest upon issuance of the warrants. Warrants to purchase up to 26.5 million shares are not exercisable unless EVCI’s stockholders approve an increase in EVCI’s authorized common stock..

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

Participating Management will invest $1,000,000 of the gross proceeds of $10,100,000 as follows: Dr. Buntzman, $500,000; Dr. McGrath $250,000, Mr. Alperin $125,000 and Mr. Schwartz $125,000.

Dr. Buntzman, Dr. McGrath and Mr. Alperin will amend their existing employment agreements to extend the employment terms, decrease their salaries and cancel their change of control agreements. Mr. Schwartz will enter into an employment agreement.

Participating Management have been granted options that, if exercised, would increase their total ownership of EVCI common stock to 15% of EVCI outstanding common stock after giving effect to the purchase of the ComVest Shares, the exercise of the ComVest Note and Warrants the exercise of currently outstanding options and warrants.

* * *

For information regarding the effect of the ComVest Financing on our Nasdaq listing, see the Risk Factor below captioned “The liquidity of our common stock and our ability to raise additional capital when we may need it most will be adversely affected by a delisting of our common stock from the Nasdaq Capital Market.”

Resignation and Election of Director

On April 24, 2007, Robert F. Kennedy, Jr., son of the late Senator Robert F. Kennedy and a professor at Pace Law School, was elected a director of EVCI and chairman of the new Educational Oversight Committee of the board. Mr. Kennedy fills the vacancy created by the resignation of Elie Housman. For his service as a board member and chairman of the Educational Oversight Committee, Mr. Kennedy was granted 10-year non-qualified options to purchase 1.0 million shares of EVCI’s common stock at $0.583 per share, which is 110% of the fair market value of EVCI’s common stock on the grant date. The options vested as to one-quarter of the shares on the grant date and will vest as to an additional one-quarter of the shares on the first, second and third anniversaries of the grant date. The options will fully vest upon a change of control that is unrelated to the ComVest transactions.

Bank Debt Restructuring

On April 24, 2007, EVCI entered into a definitive agreement with Harris N.A. that amends and restates our existing credit agreement upon the closing of the ComVest Financing. The terms of the Bank Debt Restructuring are summarized in Note 4.

OIG Inquiry

In the first week of May 2007, EVCI and Interboro received a letter and accompanying document subpoena from the DOE’s office of the Inspector General (“OIG”). The subpoena requests documents relating to Interboro’s testing and financial aid departments. Our preliminary assessment of the requests indicates that nothing was done by EVCI or Interboro that would result in the OIG’s inquiry resulting in additional costs that materially exceed the cost involved in providing the documents requested and responding to follow up inquires posed by the OIG. We are continuing to assess the resources that will be required to respond to this OIG inquiry. As with all regulatory inquiries, we intend to be fully cooperative and responsive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our 10-K/A, Amendment No. 1, for the year ended December 31, 2006. Some numbers may have been rounded or may be approximate. References in the discussion to EVCI mean EVCI Career Colleges Holding Corp., unless indicated otherwise.

Overview and Critical Accounting Policies

Effective April 24, 2007, EVCI entered into a definitive agreement with ComVest Investment Partners III, L.P., an affiliate of ComVest Group Holdings LLC, and participating EVCI management that will provide gross proceeds to EVCI of $10,100,000 and the ability to secure letters of credit of up to $6,700,000 (the “ComVest Financing”). The agreement with provides for a closing by May 24, 2007, with no conditions other than the wiring of funds and the issuance of the securities. EVCI’s bank debt will be restructured (the “Bank Debt Restructuring”) at the same time as the closing of the ComVest Financing. As the result of these extraordinary measures, we expect to be able to satisfy specific financial responsibility standards established by federal and state regulators. Those measures are also critical to management’s efforts to return EVCI to profitability in 2007. However, there are continuing regulatory risks and uncertainties that could adversely affect those efforts.

The ComVest Financing has been structured so that it will not result in a change of control of EVCI until such time as all required preapprovals have been obtained under applicable rules and regulations of the governmental agencies regulating the operation of our colleges and the non-governmental entities that accredit our colleges.

The terms of the ComVest Financing, including agreements with EVCI management, have been approved by EVCI’s Board of Directors based upon the unanimous recommendation of a Special Committee of EVCI’s Board that was formed on February 2, 2007, and consists of EVCI’s four independent directors. Seidman & Co., Inc., financial advisor to the Special Committee, has rendered an opinion to the Special Committee that concludes the ComVest Financing is fair to EVCI’s stockholders from a financial standpoint.

The terms of the ComVest Financing and Bank Debt Restructuring are briefly summarized in Note 6 of Notes to Condensed Consolidated Financial Statements above. Additional information regarding the ComVest Financing and Bank Debt Restructuring is contained in our Form 10-K/1A Amendment No. 1, for the year ended December 31, 2006.

EVCI believes that, when the equity ComVest Financing and Bank Debt Restructuring is completed, it will be able to satisfy ongoing financial regulatory requirements and cash needs for the next 12 months and complete the implementation of its business plan.

First Quarter Developments

•  Spring 2007 enrollments were approximately as follows:

Interboro had approximately 2,730 students including approximately 890 new students. TCI had approximately 3,090 students including approximately 1020 new students and PSB has approximately 325 students including approximately 170 new students. Interboro started the spring 2007 semester with 1080 new students before the purge of students with unsatisfactory attendance. Although Interboro reached the prepurge enrollment cap for its spring 2007 semester, which was imposed by the New York State Education Department (“SED”), the damage to Interboro’s reputation from adverse publicity could, in the future, negatively impact Interboro’s ability to reach the SED enrollment caps for new Interboro students, referred to below, as well as its persistence and graduation goals going forward.

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

•
SED monitored Interboro’s progress with site visits in the summer and fall of 2006. On March 23, 2007, Interboro received an interim report from SED that sets forth substantial progress and evident improvements but also notes continuing areas of weakness and concern that prevent any upward adjustment or removal of the SED enrollment caps at this time. SED does not intend to issue a final report until after a third site visit, tentatively scheduled for June 2007.

•
The enrollment caps are tied to an SED expectation that at least 65% of Interboro students who are first enrolled at Interboro will persist to their second semester of attendance at Interboro. Interboro’s persistence rate to a second semester for the spring 2006 semester was approximately 50%, which is a 19% increase over the 42% persistence rate in the spring 2005 semester. Interboro’s persistence rate to a second semester for the summer 2006 semester was approximately 54%, which is a 20% increase, over the 45% persistence rate in the comparable summer 2005 semester. Interboro’s persistence rate for the fall 2006 semester to the spring 2007 semester was approximately 60%, which is a 15% increase over the 52% rate for the fall 2005 semester.

U.S. Department of Education Program Review

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005. The results have been updated by reports to the DOE,

Based on the updated results, EVCI estimates that Interboro owes approximately $2.0 million and might owe as much as $4.5 million in total disallowances of Title IV and TAP tuition payments. EVCI has, as a reasonable estimate, accrued $3.7 million as a loss on settlement of tuition disallowance as of December 31, 2006 and March 31, 2007.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. This non-cash compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). We charged to operations approximately $136,000 for the three months ended March 31, 2007, as a result of our adoption of SFAS No. 123R, effective January 1, 2006.

Income taxes

We employ the liability method of accounting for income taxes pursuant to SFAS No. 109. Under this method, recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). We provide a valuation allowance that reduces deferred tax assets to their net realizable value. Our review of FIN 48 indicates that it has no effect on our results of operations or financial position included in our year end and first quarter of 2007 financial statements.

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at Interboro and TCI, will qualify for Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. For the three months ended March 31, 2007, Pell grants represented approximately 33%, and TAP grants represented approximately 32% of our revenue. Other Title IV programs represented approximately 22% of our revenue.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The SED Draft Report, received by us in October 2006, and ensuing events had a material adverse affect on our business in 2006 and the first three months of 2007.

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

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. There were approximately 6,145 full-time students enrolled at our colleges for the 2007 spring semester: approximately 2,730 at Interboro, 3,090 at TCI and 325 at PSB. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2007, 2006, 2005 and 2004 full-time enrollments by semester:

	2007	2006	2005	2004

Spring	6,145	6,160	3,700	2,800
Summer		4,140	2,650	1,975
Fall		6,090	7,600	3,900
		16,320	13,950	8,675

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

Cost of revenue

Cost of revenue mostly consists of salaries of academic, administrative and staff personnel such as deans, instructors, academic advisors, admissions personnel, testers, tutors, job placement counselors and library staff. It also includes student transportation allowance, outside testing and vaccination costs, graduation costs and optical eye glass expenses.

Other salaries and all benefits

These costs are included in selling, general and administrative expense. All employee costs that are not included in cost of sales are included in this category, including benefit costs for all of our employees.

Comparison of the three months ended March 31, 2007 and 2006

The following table summarizes our operating results as a percentage of our total revenue for the first quarters of 2007 and 2006:

	Three months ended March 31,
	2007	2006
Total revenue	100.0%	100.0%

Cost of revenue	31.9	33.0
Selling, general and administrative expenses	66.0	69.0
Total operating expenses	97.9	102.0
Loss before provision for income taxes	(1.3)	(3.9)
Net loss	(1.3)	(4.1)

Total revenue for the first quarter of 2007 decreased 5.1% or $970,000 to $17,929,000 from $18,899,000 for the first quarter of 2006. Interboro revenue for the first quarter of 2007 was $7,058,000, a decrease of $1,937,000 from the first quarter of 2006. First quarter 2007 revenue was $9,927,000 at TCI and $945,000 at PSB as compared to first quarter 2006 revenue at TCI of $9,676,000 and at PSB of $229,000. The decline in revenue at Interboro reflects the impact of lower enrollment due to increases in admission standards, the SED enrollment caps for new Interboro students and lower revenue per continuing student attributable to some students’ inability to receive either Pell or TAP because of their academic performance.

Revenue recognized in the first quarter of 2007 amounted to approximately 73.4 % of total revenue attributable to spring 2007 enrollments. Deferred revenue of $6,502,000 at March 31, 2007 will be recognized in the second quarter of 2007.

Our colleges made partial grants totaling $562,000 in the spring semester 2007 as compared to $670,000 of grants made in the spring semester last year. As a result of the grants that were made in the first quarter of 2007, first quarter 2007 revenue was reduced by $415,000. These grants for the spring 2007 semester averaged $563 per student and assist us in improving our student retention rates.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and the DOE draft cohort default rate is 4.6% for 2005 an increase from 2.3% for 2004. TCI’s future cohort default rates could further increase as a result of the increase in numbers of ATB students admitted by TCI since spring 2005. Interboro does not currently participate in Title IV loan programs. PSB began participating in Title IV loan programs in the fall 2006 semester.

Cost of revenue decreased by 8.1% or $504,000 to $ 5,726,000 for the quarter ended March 31, 2007 as compared to $6,230,000 for the quarter ended March 31, 2006. The cost of revenue in the first quarter of 2007 consists of $2,227,000 for Interboro, $3,348,000 for TCI and $151,000 for PSB. This represents a decrease of $451,000 at Interboro and a decrease at TCI of $108,000, that were offset by an increase at PSB of $55,000. The decline in cost of revenue at Interboro is mostly attributable to faculty and staff reductions in 2006 as part of our cost reduction plan. The increase at PSB was necessary to support its enrollment growth. As a percentage of total revenue, cost of revenue of each college for the 2007 first quarter was TCI, 33.7%; Interboro 31.6% and PSB, 16.0%. As PSB grows, its cost of revenue will increase.

Personnel included in cost of revenue at March 31, 2007 consisted of the following:

	March 31, 2007
	Interboro	TCI	PSB	Total

Adjunct instructors	103	92	20	215
Full-time instructors	59	70	6	135
Tutors and Testers	24	10	0	34
Admissions staff	30	44	6	80
Deans and staff	6	25	0	31
Academic advisors	11	5	2	18
Librarians	7	4	0	11
Total	240	250	34	524

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the first quarter of 2007 and 2006:

	Three months ended March 31,
	2007	2006
Salaries and benefits	24.9	28.1
Marketing	9.2	7.0
Depreciation	3.7	4.0
Professional and consulting fees	3.0	5.3
Non cash compensation	0.8	2.2
Other expenses	24.4	22.4
Total	66.0	69.0

Salaries and benefits decreased by 15.8 % or $842,000 to $4,471,000 for the quarter ended March 31, 2007 from $5,313,000 for the comparable quarter a year ago. This decrease is mostly attributable to a decrease of $732,000 at Interboro and a $142,000 decrease at our corporate office. The decrease at Interboro is attributable to personnel decreases in 2006 as part of its cost reduction plan. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs increased by 24.5% or $324,000 to $1,644,000 for the quarter ended March 31, 2007 as compared to $1,320,000 for the quarter ended March 31, 2006. Included in marketing costs for the quarter ended March 31, 2007 are costs of $875,000 at TCI, $668,000 at Interboro and $101,000 at PSB. Interboro’s marketing costs were $242,000 more in the first quarter 2007 than in the first quarter of 2006 because marketing for the 2006 summer semester was delayed by the effects of the SED Draft Report. PSB’s marketing costs increased by $81,000, in the first quarter of 2007 over the first quarter of 2006, in order to support its growth. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in new enrollees.

Professional fees decreased by 46.4% or $461,000 to $532,000 for the quarter ended March 31, 2007 as compared to $993,000 for the quarter ended March 31 2006. These reductions relate primarily to the absence of compliance costs relating to the Sarbanes-Oxley Act of 2002.

Non-cash compensation charges decreased by $285,000 to $136,000 for the first quarter of 2007 as compared to $421,000 for the first quarter of 2006. This decrease primarily relates to the impact of the stock option replacement and cancellation on October 24, 2006.

Depreciation and amortization of property and equipment and intangibles decreased by 11.6% or $88,000 to $672,000 for the quarter ended March 31, 2007 from $760,000 for the quarter ended March 31, 2006. This decrease is due primarily to improvements made at Interboro’s main campus.

Other expenses increased by 3.6% or $151,000 to $4,160,000 for the quarter ended March 31, 2007 from $4,233,000 for the quarter ended March 31, 2006. Interboro’s other expenses decreased by $244,000 in the first quarter of 2007 as compared to the first quarter of 2006 primarily because of decreases in rent and utilities, outside security, supplies, telephone, maintenance and taxes. These cost decreases were offset by increases at PSB of $229,000 including bad debts of $190,000 and by a $87,000 increase to $693,000 in TCI’s bad debt expense.

Interest and financing costs increased by $180,000 to $618,000 for the three months ended March 31, 2007 as compared to $438,000 for the three months ended March 31, 2006. The increase is primarily due to interest expense and amortization of deferred financing costs associated with EVCI’s bank credit facility.

As a combined result of the factors discussed above, we incurred a net loss of $238,000 for the quarter ended March 31, 2007 as compared to net loss of $766,000 for the quarter ended March 31, 2006.

Financial Condition, Liquidity and Capital Resources

We generated approximately $589,000 from our operating activities during the first quarter of 2007. In addition, we expended approximately $297,000 on purchases of property and equipment during that quarter. At March 31, 2007, we had cash and cash equivalents of approximately $1,860,000 and negative working capital of $5,591,000. As the result of the ComVest Financing and Bank Debt Restructuring, our liquidity will be substantially strengthened. We believe we will be able to satisfy financial responsibility requirements of our regulators. We also believe that our working capital, available credit facilities and cash balances will be sufficient to meet our cash needs for the next 12 months.

The terms of the ComVest Financing and Bank Debt Restructuring are summarized in Note 6 of Notes to our Condensed Consolidated Financial Statements.

During 2007 we expect to spend approximately $800,000 in capital improvements at our schools.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2007:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 Years	4-5 years	More than 5 years
Line of Credit	$2,000	$2,000	$-	$-	$-
Long-term debt	11,535	2,545	8,929	61	-
Capital leases	380	283	97	-	-
Operating leases	44,959	6,445	18,095	10,444	9,975
Total contractual cash obligations	$58,874	$11,273	$27,121	$10,505	$9,975

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

Interest Rate Risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for the quarter ended March 31, 2007 by approximately $125,000.

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

There have been no changes in EVCI’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, EVCI’s internal control over financial reporting.

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

The capital and operating costs of implementing Interboro's agreements with SED, in response to SED’s recommendations, could significantly exceed the estimates we have made to date.

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

Under the rules of the Nasdaq Capital Market, we are required to obtain stockholder approval of the ComVest Financing. However, in order to preserve the financial viability of EVCI, it was necessary to enter into a binding agreement that requires a closing of the transactions before stockholder approval can be obtained. We applied to Nasdaq for an exception to the stockholder approval requirements for the ComVest Financing in accordance with Nasdaq rules. However, we will not be able to comply with the Nasdaq requirements for this exception prior to closing the ComVest Financing. We are considering the options available to EVCI, including rights of appeal. Nasdaq has the sole discretion to grant the exception, and it is not easily obtained.

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

If our common stock is delisted from Nasdaq, trading will thereafter be conducted in the over-the-counter market on the “electronic bulletin board” or in the “pink sheets.” As a consequence:

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

Our classified board limits stockholder voting for election and removal of directors.

Indemnification and limitation of liability of our officers and directors may insulate them from accountability to stockholders at substantial cost to us.

Item 3. Defaults Upon Senior Indebtedness

EVCI failed to pay principal of $625,000 and accrued interest of approximately $125,000 due on March 31, 2007 with respect to the term loan portion of EVCI’s bank debt. On the date of filing this Report the total arrearage is $625,000 of principal, approximately $120,000 of accrued interest through March 31, 2007 and additional interest since March 31. Our bank is entitled to receive default interest on the past due principal equal to the sum of 5% plus the Base Rate (as defined) as compared to 3% plus the Base Rate where there is no event of default. Upon the closing of the ComVest Financing and Bank Debt Restructuring, the foregoing event of default and all additional defaults will be waived. The additional defaults include the failure to satisfy financial covenants at December 31, 2006 and March 31, 2007 and the failure to maintain a minimum financial responsibility score for regulatory purposes.

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
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2007, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	--	Second Amendment made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	--	Waiver Agreement made August 9, 2006 relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	--	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51[38]	--	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union, Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)[38]	--
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)[38]	--	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)[38]	--	Exhibit C to Securities Purchase Agreement: Form of Intercreditor Agreement.

10.52 (d)[38]	--	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)[38]	--	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)[38]	--	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56[38]	--	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58[38]	--	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59[38]	--	Form of Warrant to be issued by Registrant.

10.60[38]	--	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61[38]	--	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62[38]	--
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63[38]	--	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated September 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
Audited financial statements of Technical Career Institutes, Inc. as of
September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	--	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	--	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	--	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	--	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	--
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

99.14 [32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15 [32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16 [32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17 [32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18 [32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19 [33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20 [33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.

99.23[34]	--	Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.)

99.25[38]	--
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

_________________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed March 31, 2007.
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.
[38]	Incorporated by reference to the Registrant’s Form 10-K filed April 27, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2007

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

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	--	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	--	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	--	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51[38]	--	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union, Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)[38]	--
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)[38]	--	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)[38]	--	Exhibit C to Securities Purchase Agreement: Form of Intercreditor Agreement.

10.52 (d)[38]	--	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)[38]	--	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)[38]	--	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56[38]	--	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58[38]	--	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59[38]	--	Form of Warrant to be issued by Registrant.

10.60[38]	--	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61[38]	--	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62[38]	--
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63[38]	--	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30]	--
Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7[30]	--	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8[31]	--	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9[31]	--	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	--	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11[31]	--
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

99.14[32]	--	Press release dated January 13, 2006 and captioned “EVCI Career Colleges Reports New Student Caps for Interboro’s Spring 2006 Through Spring 2007 Semesters.”

99.15[32]	--	Letter dated December 19, 2005 with enclosures from the registrant to Joseph P. Frey, Assistant Commissioner.

99.16[32]	--	Letter dated December 23, 2005 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.17[32]	--	Letter dated January 4, 2006 with enclosure from the registrant to Johanna Duncan-Poitier, Deputy Commissioner.

99.18[32]	--	Letter dated January 11, 2006 from Johanna Duncan-Poitier, Deputy Commissioner, to the registrant.

99.19[33]	--	Response of Interboro Institute to the December 2, 2005 Report from the New York State Education Department.

99.20[33]	--	Letter dated February 2, 2006 from the New York State Education Department to EVCI.

99.21[34]	--	Interboro Institute’s Comprehensive Institutional Effectiveness Plan with transmittal letter from the registrant dated February 22, 2006.

99.22[34]	--	Letter dated March 13, 2006 from the New York State Education Department to the Registrant.
99.23[34]		Letter dated March 14, 2006 from the New York State Education Department to the Registrant.

99.24[34]	--	Interboro Institute’s Mid-Point Self Study dated March 28, 2006 (without attachments with transmittal letter from the Registrant dated March 30, 2006.

99.25[38]	--
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.
[38]	Incorporated by reference to the Registrant’s Form 10-K filed April 27, 2007.