Form 10-K/A
period 2006-12-31
EVCI Career Colleges Holding Corp
filed 2007-05-23
CIK 1065591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the 1934 Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one).
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

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2007 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes ☐ No ☒

ii

Explanatory Note

This Amendment No. 2 on Form 10-K/A to our Form 10-K for the year ended December 31, 2006 (the “Annual Report”) is being filed to file exhibits 10.52(a), 10.52(b), 10.52(d), 10.52(e), 10.52(f) and 10.61, which were inadvertently omitted from the Annual Report and to refile exhibit 10.53(c) to include a correct signature page. This Amendment No. 2 is also being filed to indicate that exhibits 10.57(a), 10.57(b), 10.57(c) and 10.57(d) have been included together as exhibit 10.57 on EDGAR.

Except as described above, this Form 10-K/A, Amendment No. 2, does not include any other revisions to the Annual Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to April 27, 2007, the date of the original filing of the Annual Report.

iii

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.47[35]	—	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	—	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	—	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	—	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51**	—	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)****	—
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)****	—	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)****	—	Exhibit C to Securities Purchase Agreement: Intercreditor Agreement.

10.52 (d)****	—	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)****	—	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)****	—	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.58**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56**	—	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58**	—	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59**	—	Form of Warrant to be issued by Registrant.

10.60**	—	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61****	—	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62**	—
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Previously filed on April 27, 2007. Please note that exhibits 10.57(a)-(d) are included on EDGAR as one exhibit numbered 10.57.
***	Previously filed on May 1, 2007.
****	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: May 23, 2007	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President

By:	/s/ Richard Goldenberg
Richard Goldenberg
Chief Financial Officer Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	May 23, 2007
Dr. Arol I. Buntzman
Chairman of the Board

/s/ Dr. John J. McGrath	May 23, 2007
Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/ Royce N. Flippin, Jr.	May 23, 2007
Royce N. Flippin, Jr.
Director

/s/ Philip M. Getter	May 23, 2007
Philip M. Getter
Director

/s/ Richard Goldenberg	May 23, 2007
Richard Goldenberg
Chief Financial Officer and Director

/s/ Donald Grunewald	May 23, 2007
Donald Grunewald
Director

/s/ Robert F. Kennedy, Jr.	May 23, 2007
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

10.47[35]	—	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	—	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	—	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	—	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51**	—	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union, Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)****	—
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)****	—	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)****	—	Exhibit C to Securities Purchase Agreement: Intercreditor Agreement.

10.52 (d)****	—	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)****	—	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)****	—	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56**	—	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.
.
10.57 (a)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58**	—	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59**	—	Form of Warrant to be issued by Registrant.

10.60**	—	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61****	—	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62**	—
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Previously filed on April 27, 2007. Please note that exhibits 10.57(a)-(d) are included on EDGAR as one exhibit numbered 10.57.
***	Previously filed on May 1, 2007.
****	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.