Form 10-K/A
period 2006-12-31
EVCI Career Colleges Holding Corp
filed 2007-08-10
CIK 1065591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ࿶    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ࿶

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the 1934 Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No࿶

Indicate by check mark disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one).

Large accelerated filer ☐   Accelerated filer ࿲     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the issuer’s common equity held by non-affiliates was $8,464,550 based on the closing price of $0.68 for its common stock on The NASDAQ Capital Market on June 30, 2006.

As of March 28, 2007, 12,689,617 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Issuer’s definitive proxy statement for its 2007 annual meeting of stockholders is incorporated into Part III of this Form 10-K. Yes ࿲ No ☒

Explanatory Note

This Amendment No. 3 on Form 10-K/A to our Form 10-K for the year ended December 31, 2006 (the “Annual Report”) is being filed to provide the information required by Part III of Form 10-K. It is also being filed to include Exhibits 10.53(a), 10.64 and 10.65.

Except as described above, this Form 10-K/A, Amendment No. 3, does not include any other revisions to the Annual Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to April 27, 2007, the date of the original filing of the Annual Report.

EVCI CAREER COLLEGES HOLDING CORP.

Form 10-K/A
(Amendment No. 3)

Year Ended December 31, 2006

TABLE OF CONTENTS

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and executive officers

The following table lists our directors and executive officers.

Name	Age	Principal Positions with EVCI

Dr. Arol I. Buntzman(1)	64	Chairman of the Board and Class 1 director

Dr. John J. McGrath(1)	54	Chief Executive Officer and President and Class 2 director

Joseph D. Alperin(1)	64	General Counsel, Vice President for Corporate Affairs and Secretary

Stephen Schwartz(1)	49	Chief Financial Officer

Brian H. Fluck(2)	53	Class 3 director and Audit and Compensation Committee member

Philip M. Getter(2)	70	Class 1 director and Audit Committee Chairman

Dr. Donald Grunewald(2)	73	Class 1 director and Compensation Committee Chairman and Nominating Committee member

Robert F. Kennedy, Jr.(2)	53	Class 3 director and Chairman of the Educational Oversight Committee (in formation)

Inder Tallur(2)	43	Class 2 director and Audit and Compensation Committee member

(1) Executive officer.
(2) Independent director.

Biographical information provided to us by our directors and executive officers follows:

Dr. Arol I. Buntzman has served as Chairman of the Board of EVCI since its inception in March 1997 and Chairman of the Board of Interboro since it was acquired by us in January 2000. He also served as EVCI’s Chief Executive Officer from March 1998 through December 2002 and Interboro’s Chief Executive Officer from January 2000 through December 2002. He has been Chancellor of Interboro since January 1, 2003. He also served as Chairman of the Board of TCI from September 2005 through March 2006 and continues to serve as a TCI director. He has been a director of PSB since January 2005. From September 1992 through July 1995, he was an adjunct professor and the director of the weekend program, a college program for working adults, at Mercy College, Dobbs Ferry, New York.

Dr. Buntzman received a doctorate in education through the executive leadership program of Fordham University’s Graduate School of Education, a professional diploma in educational administration from Fordham University’s Graduate School of Education and a Masters of Business Administration from Arizona State University. His doctoral dissertation focused on using live interactive video conferencing as an educational delivery method for graduate education programs.

John J. McGrath, Ph.D. served as President of EVCI from its inception until January 2003, when he became Chief Executive Officer and President of EVCI and Chief Executive Officer of Interboro Institute, positions he still holds. He has served as a director of EVCI since its inception.  He has also been Vice Chairman of the Board of Interboro since January 2000.

Since January 2005, he has been the Chairman, Chief Executive Officer and President of PSB. From September 2005 until February 2006 he was acting President of TCI.  Since September 2005 he has been a director of TCI and since April 2006 he has been Co-Chairman of TCI’s Board of Directors.

           From January 1995 to February 1997, Dr. McGrath served as Special Assistant to the President of Mercy College, Dobbs Ferry, New York.  From September 1992 through December 1994, he served as Assistant Vice-President for Extension Centers of Mercy College where he was responsible for establishing and managing seven new college extension centers in New York City and Westchester County, New York.  He also served as the Dean of the White Plains Campus of Mercy College from 1990 through 1993.

            Dr. McGrath holds a BA in Philosophy and an MPS from Long Island University. Dr. McGrath also holds a Ph.D. from the Fordham University Graduate School of Arts and Sciences, with a specialization in criminal justice.

Joseph D. Alperin has served as EVCI’s General Counsel and Vice President for Corporate Affairs since joining EVCI on January 1, 2004. For more than 35 years prior thereto he was in private practice, including as securities and mergers and acquisitions counsel to EVCI since 1997 while a partner at Fischbein Badillo Wagner Harding in New York City. Mr. Alperin received his J.D. degree from Fordham University.

Stephen Schwartz has served as EVCI’s Chief Financial Officer since the closing of the ComVest Financing on May 23, 2007. From September 2005 until becoming Chief Financial Officer, he was EVCI’s Vice President of Operations. Mr. Schwartz joined EVCI in 2002 and served as Vice President of Finance until September 2005. Mr. Schwartz earned a B.S. in accounting from the University of Florida and an MBA in finance from New York University.

Brian H. Fluck was President and and/or a director of businesses owned by, or affiliated with, CNL Financial Group, Inc. including CNL Strategic Equity from 2005 to 2006, CNL Capital Corp. during 2005 and CNL Commercial Finance, Inc. from 2000 to 2004. CNL Commercial Finance, Inc. was acquired by Lehman Brothers in December 2004. From 1997 to 1999, Mr. Fluck was Chief Operating Officer of CNL Financial Services, Inc. Prior to joining CNL, Mr. Fluck served from 1995 to 1997 as Chief Financial Officer of AT&T Universal Card Services and Chairman of the Board of AT&T Universal Funding Corp., a related bank with a majority of independent directors. Mr. Fluck also led AT&T’s 800-member global Corporate Treasury organization from 1992 to 1995.

Mr. Fluck earned an MBA, Finance, from the University of Chicago Graduate School of Business and a B.A., Management, from Duke University.

Mr. Fluck became associated with ComVest during the first quarter of 2007. He is an independent contractor and holds the title of “Operating Partner” although he is not presently an owner, officer or employee of any of the affiliated ComVest entities. He presently conducts research, provides investment advice and undertakes other activities on behalf of ComVest, primarily in the financial services sector, for which he expects to receive compensation in the future based upon the results of his efforts. He is in active discussions with respect to a more formal role although, even if he becomes an employee, he would not share in the profits ComVest realizes on its investments, but rather he would receive bonuses at the discretion of ComVest.

Dr. Donald Grunewald has served as a director of EVCI since February 2003 and a director of Interboro since January 2000. He has been a member of EVCI’s Compensation and Nominating Committees since July 2004. Since 1986, he has been a Professor of Management at the Hagan School of Business of Iona College, in New Rochelle, New York. From 1972 to 1984, he was President and Chief Executive Officer of Mercy College. While he headed Mercy College, it grew substantially, including by increasing its enrollment from 1,500 undergraduate students to more than 10,000 undergraduate and graduate students, significantly increasing the size of its main campus, opening a branch campus in Yorktown Heights, New York and opening an extension in each of the Bronx, Yonkers, Peekskill and White Plains, New York.

Since 1991, Dr. Grunewald has been President of Adam Smith University, a correspondence school he co-founded, initially to help military personnel obtain equivalent degrees. It operates from Liberia and the Commonwealth of the Northern Mariana Islands, and currently serves international students, primarily in developing countries in Africa, Asia, and Latin America.

Dr. Grunewald has published widely on business and management related topics. He received A.M., M.B.A. and D.B.A. degrees from Harvard University. His D.B.A. focus was in business administration and government policy.

Philip M. Getter has been a director of EVCI since May 1999 and a member and Chairman of EVCI’s Audit Committee since November 2001. From December 2000 until May 2005, he was the President of DAMG Capital LLC, an investment bank. From March 1996 to December 2000, he served as a managing director and head of corporate finance of Prime Charter Ltd., the lead underwriter of EVCI’s IPO. Mr. Getter is and has been since 1982 the Managing Member of GEMPH Development LLC, a corporate advisory firm. Mr. Getter has more than 35 years of experience in the securities industry. From 1975 to 1982, he was Chairman and Chief Executive Officer of Generics Corporation of America, a public company that was one of the largest generic drug companies in the U.S. He has been a member of the League of American Theatres and Producers, serves as advisor to the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in industrial relations from Cornell University.

He is chairman of the audit committees of InkSure Technologies Inc. (Nasdaq: INKS.OB) and ICTS International N.V. (Nasdaq: ICTS). InkSure specializes in comprehensive security solutions designed to protect branded products and documents of value from counterfeiting, fraud and diversion. ICTS is principally engaged in providing manpower-based aviation security services in Europe and non-security related manpower-based general aviation services in the United States.

Robert F. Kennedy, Jr. has been a Clinical Professor of Law, Pace University School of Law, and Senior Attorney and Co-Director of the Pace Environmental Litigation Clinic since 1987. Since 1999 he has also served as President of the Waterkeeper Alliance, an umbrella group for the 50 licensed keeper programs located throughout the United States and Canada. He is also co-host of the Ring of Fire on Air America Radio.

Mr. Kennedy was named one of Time magazine's “Heroes for the Planet” for his success helping Riverkeeper lead the fight to restore the Hudson River. The group's achievement helped spawn more than 160 Waterkeeper organizations across the globe.

He has worked on environmental issues across the Americas and has assisted several indigenous tribes in Latin America and Canada in successfully negotiating treaties protecting traditional homelands. He is credited with leading the fight to protect New York City's water supply. The New York City watershed agreement, which he negotiated on behalf of environmentalists and New York City watershed consumers, is regarded as an international model in stakeholder consensus negotiations and sustainable development. He helped lead the fight to turn back the anti-environmental legislation during the 104th Congress.

Among Mr. Kennedy's published books are the New York Times’ bestseller Crimes Against Nature (2004), The Riverkeepers (1997), and Judge Frank M. Johnson, Jr: A Biography (1977). His articles have appeared in The New York Times, The Washington Post, Los Angeles Times, The Wall Street Journal, Newsweek, Rolling Stone, Atlantic Monthly, Esquire, The Nation, Outside Magazine, The Village Voice, and many other publications. His award winning articles have been included in anthologies of America’s Best Crime Writing, Best Political Writing and Best Science Writing.

Mr. Kennedy received a B.A. from Harvard University, a J.D. degree from the University of Virginia Law School, and a Masters Degree in Environmental Law from Pace University School of Law.

Inder Tallur has been a member of ComVest Group Holdings LLC, a private equity fund, since 2003. From 2001 to 2003, he was the fund manager of the ComVest Opportunity Fund. For approximately five years before that, Mr. Tallur was director of research of Commonwealth Associates, a full service brokerage firm, with responsibility for selecting technology and telecommunications opportunities for Commonwealth’s investment program.

Mr. Tallur is a director of Notify Technology Corp. Notify is a provider of secure real time wireless synchronization of e-mail, calendar, contacts and tasks, supporting any Blackberry, Palm and Windows Mobile Wireless device on all major cellular voice and data networks worldwide.

Mr. Tallur received a BE in Electronics from Visvesvaraya Regional College of Engineering, Nagpur, India, an MBA from Tulane University’s A.B. Freeman School of Business and an M.S. in finance from Boston College.

Information about the Board and its committees

Our Board of Directors has seven members and is divided into three classes. five of our directors are “independent” under Rule 4200(a)(15) of the Nasdaq Stock Market. Class 1 has three directors and Classes 2 and 3 have two directors. Each Class is normally elected for a three-year term.

The Board has an audit, compensation and nominating committee. It also has authorized the formation of an educational oversight committee to be chaired by Robert F. Kennedy, Jr. The Board plans to complete the formation of this committee at its Board meeting that will be held immediately following the 2007 annual meeting of stockholders.

Below is a brief description of each existing committee of the Board of Directors. The Board has determined that each committee member is independent under applicable Nasdaq listing standards, including that each member is free of any relationship that would interfere with his exercise of independent judgment. Each committee has a charter that is available on EVCI’s Internet website at www.evcinc.com. Click on “About us” and then on the name of the charter you want to view. Except as otherwise required by applicable laws, regulations or listing standards, all major decisions are considered by the Board of Directors as a whole.

Audit Committee

The Audit Committee assists the Board of Directors with the oversight of:

•	the integrity of EVCI’s financial statements and internal controls

•	EVCI’s compliance with legal and regulatory requirements

•	the independent auditor’s qualifications and independence

•	the performance of EVCI’s compliance functions

•	the performance of the independent auditor

The Committee is also responsible for the appointment (subject to approval by EVCI’s stockholders), compensation and retention of the independent auditor.

Royce N. Flippin, Jr., Philip M. Getter and Elie Housman constituted our Audit Committee in 2006. Since May 23, 2007, Brian H. Fluck and Inder Tallur have been Audit Committee members, filling the vacancies created by Mr. Housman’s resignation on April 24, 2007 and Mr. Flippin’s resignation on May 23, 2007. It is the opinion of the Board of Directors that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, our Board of Directors has also determined that Philip M. Getter, Chairman of the Audit Committee, is a financial expert as defined by the SEC.

Compensation Committee

The purposes of the Compensation Committee are to:

•	establish annual and long-term performance goals and objectives for EVCI’s executive officers

•	recommend to the Board of Directors, for its determination, the compensation of EVCI’s Chairman, Chief Executive Officer and other executive officers

•	produce an annual report on executive compensation for inclusion in EVCI’s annual proxy statement that complies with the rules and regulations of the Securities and Exchange Commission.

Royce N. Flippin, Jr., Donald Grunewald and Elie Housman constituted the Compensation Committee in 2006.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with EVCI’s management the Compensation Discussion and Analysis, included below. Based on that review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Dr. Donald Grunewald, Compensation Committee Chairman
Royce N. Flippin, Jr., Compensation Committee Member (resigned May 23, 2007)
Elie Housman, Compensation Committee Member (resigned April 24, 2007)

Nominating Committee

The purposes of the Nominating Committee are to:

•  identify individuals who are qualified to become Board members

•  recommend to the Board, for its selection, director nominees for the next annual meeting of stockholders and to fill vacancies on the Board.

Royce N. Flippin, Jr. and Donald Grunewald constituted our Nominating Committee in 2006.

ComVest director designees

In connection with the ComVest Financing, ComVest was granted the right to designate up to three directors to EVCI’s Board. ComVest designees that satisfy the Nasdaq definition of independent director are required to be appointed to EVCI’s Audit and Compensation Committees. Future increases in compensation of any executive officer and additional grants of options to an executive officer will require the unanimous consent of the EVCI Compensation Committee. ComVest’s initial director designees are Brian H. Fluck, Inder Tallur and Donald Grunewald (who was already an EVCI director).

Effective upon the closing of the ComVest Financing, Royce Flippin, Jr. and Richard Goldenberg resigned as EVCI directors. EVCI’s Board elected Brian H. Fluck a Class 3 director, to fill the vacancy created by the resignation of Mr. Goldenberg, for a term expiring at the 2008 annual meeting of stockholders and elected Inder Tallur a Class 2 director, to fill the vacancy created by the resignation of Mr. Flippin, for a term expiring at the 2007 annual meeting of stockholders. EVCI’s Board also appointed Messrs. Fluck and Tallur to serve on its Audit Committee and Compensation Committee. Messrs. Fluck and Tallur satisfy The Nasdaq Stock Market and Boston Stock Exchange definitions of independent director.

The terms of the ComVest Financing require Messrs. Fluck and Tallur to be nominees for election as directors at the 2007 annual meeting of stockholders.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2006.

Business conduct policies

The Board of Directors has adopted a Code of Business Conduct Policies that applies to all of our officers, directors and employees. The Code sets forth fundamental principles of integrity and business ethics and is intended to ensure ethical decision making in the conduct of professional responsibilities. Among the areas addressed by the Code are standards concerning conflicts of interest, confidential information and compliance with laws. regulations and policies. The full text of the Code can be accessed on our website at www.evcinc.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight activities

In 2007, in connection with the ComVest Financing, and in 2006, the Compensation Committee’s activities have focused almost exclusively on the compensation and employment agreements of EVCI’s executive officers: Dr. Arol I. Buntzman, Chairman of the Board, Dr. John J. McGrath, Chief Executive Officer and President, Joseph D. Alperin, General Counsel and Vice President for Corporate Affairs and EVCI’s Chief Financial Officer, who was Joseph J. Looney from January through May of 2006, Richard Goldenberg from June 1, 2006 through May 22, 2007 and Stephen Schwartz since May 23, 2007.

The Committee has the sole authority to select and/or retain outside compensation consultants, or any other advisors to provide independent advice and assistance in connection with the execution of its responsibilities. The Committee has not used an outside consulting firm to assist in the evaluation of the executive compensation since 2005. The Committee receives recommendations from the Chief Executive Officer on compensation for other executive officers.

Drs. Buntzman and McGrath have played significant roles in the process that led to the determination of executive compensation through proposals to, and negotiations with, the Compensation Committee and, more recently, also with ComVest.

New committee members

On May 23, 2007, two ComVest designees, Brian H. Fluck and Inder Tallur were designated members of the Compensation Committee after being elected to the EVCI Board of Directors. As required by the terms of the ComVest Financing, any future increases in the compensation of any executive officer, or additional grants of options to any executive officer, will require the unanimous consent of the Compensation Committee.

The current Compensation Committee consists of Dr. Grunewald and Messrs. Fluck and Tallur. The current Committee has not met as yet to determine its objectives or whether to make any changes to the Compensation Committee charter, which is posted on EVCI’s web site.

The remainder of the discussion in this Compensation Discussion and Analysis relates to the activities of the Compensation Committee prior to May 23, 2007.

Compensation objectives

The objectives of EVCI’s executive compensation have been to retain current executives and attract new executives with the skills needed to deal with the rigorous requirements of the regulators and accreditors of EVCI’s colleges while appropriately creating value for EVCI’s stockholders. The Committee believed that EVCI’s success requires the combination of academic, administrative and financial skills that have enabled EVCI to deal with the crises precipitated by the New York State Education Department’s findings and allegations in its draft report of October 2005. Accordingly, since October 2005, the Committee has focused almost exclusively on retaining the senior management team it now has.

Components of compensation

The principal components of the Company’s compensation program have consisted of base salaries, annual performance-based bonuses and long-term equity awards.

The Committee has reviewed the compensation of EVCI’s senior executives periodically, taking into account such factors as competitive compensation levels, the executive’s responsibilities, experience and contributions, proposals by Drs. Buntzman and McGrath and EVCI’s performance. The Committee believed that a substantial portion of executive officer compensation should be tied to short-term and long-term EVCI performance. The Committee has reviewed EVCI’s overall executive compensation program against competitive practices and trends with the assistance of an outside compensation consultant. A significant percentage of executive compensation has been designed to provide opportunities to share in increases in stockholder value, principally by option grants and also by restricted stock awards.

Changes in compensation in April 2007

The significant changes made on April 24, 2007 to the compensation of Participating Management, including with respect to stock options, are described in Item 1 of Amendment No. 1 to this Form 10-K under the caption “Significant Developments - ComVest Financing - Management Agreements”. Those changes were the result of negotiations Participating Management had with ComVest and the Special Committee. In approving the new employment arrangements for Participating Management, the Compensation Committee was influenced by the following factors:

•	The requirements of ComVest that Participating Management invest $1.0 million in the ComVest Financing on the same basis as ComVest and continue to be employed by EVCI.

•
Participating Management’s demonstrated academic, administrative and financial skills in overseeing the performance of EVCI’s senior college administrators and in managing the regulatory and financial crises EVCI was facing. The Committee felt the effort and accomplishments of Participating Management have been extraordinary and worthy of the compensation arrangements that were ultimately agreed to after negotiations between ComVest and Participating Management and the Special Committee and Participating Management.

•
The significant reductions in the base salaries of Dr. McGrath and Dr. Buntzman as offset by their ability to earn an annual bonus based on EVCI meeting EBITDA objectives and Dr. Buntzman’s ability to earn a $150,000 bonus if Dr. McGrath certifies he has improved relationships between Interboro and the Washington Heights community.

•
The substantial reductions in termination and severance obligations as the result of the termination of change in control agreements and EVCI’s ability, under the new Participating Management employment agreements, to terminate the employment of any member of Participating Management for any reason and only pay six months salary as severance in the case of Dr. Buntzman, Mr. Alperin and Mr. Schwartz and 12 months salary as severance as in the case of Dr. McGrath.

•	The analysis made by Seidman & Co., Inc. relating to the issuance of options to Participating Management equal to approximately 10% of EVCI’s Common Stock on a fully diluted basis.

•
The belief that ComVest’s agreement to the cash and incentive stock compensation provided to Participating Management validated a goal of more closely aligning the interests of Participating Management with the interests of all EVCI stockholders.

Changes in compensation in 2006

In 2006, the Compensation Committee was primarily concerned with maintaining the status quo while EVCI was dealing with significant regulatory and financial issues and senior management and the directors were defending the class action and derivative lawsuits. Except as discussed below, the compensation of Dr. Buntzman, Dr. McGrath, Mr. Alperin and Mr. Looney was governed by their employment agreements entered into in prior years. Except as discussed below with respect to Mr. Alperin, no bonuses were paid to executive officers.

In February, 2006, the Committee recommended, and the Board of Directors approved, the extension of Dr. McGrath’s employment agreement by one year to December 31, 2008. Dr. McGrath had requested the extension and the Committee felt it was appropriate to provide Dr. McGrath with the extension in view of his performance under substantial adverse circumstances.

In February, 2006, after discussions with Dr. McGrath, the Committee recommended and the Board approved, a new employment agreement with Joseph D. Alperin, as EVCI’s General Counsel and Vice President for Corporate Affairs. Mr. Alperin’s prior employment agreement had expired on December 31, 2005. In lieu of increasing his base salary of $260,000, Mr. Alperin was given a sign on bonus of $75,000 that was payable when EVCI determined its cash resources reasonably permit such payment. However, no other bonus could be paid to any other officers of EVCI or its subsidiaries without first paying Mr. Alperin’s bonus. The Committee believed that any increase in compensation to a senior executive officer should not be made until EVCI improved its finances and prospects. The Committee’s concurred with Dr. McGrath’s and Dr. Buntzman’s proposal that, based on Mr. Alperin’s performance in 2005, Mr. Alperin should be granted 100,000 shares of restricted stock under the 2004 Plan, with vesting as to 50,000 shares by year-end and an additional 25,000 shares on February 28, 2008 and 2009, provided Mr. Alperin has been continuously employed through those dates. The vesting of the first 50,000 shares was accelerated to November 1, 2007 along with the vesting of the restricted shares issued in the salary reduction plan referred to below.

In February, 2006, with the Compensation Committee’s endorsement, the Board approved a voluntary salary reduction plan in which Dr. McGrath, Dr. Buntzman and Joseph Looney, who was then EVCI’s Chief Financial Officer, and certain administrators at Interboro participated. For their agreements to reduce their base salary by 10% for the period March 1 through December 29, 2006, on March 6, 2006, the participants received grants of restricted Common Stock under EVCI’s 2004 Plan. Dr. McGrath reduced his salary by $40,833 and received 40,833 shares. Dr. Buntzman reduced his salary by $52,500 and received 52,500 shares. Mr. Looney reduced his salary by $16,500 and received 16,500 shares, which he forfeited when he resigned on May 31, 2007. The prospects for EVCI in 2006 were a significant inducement for the Committee to endorse a plan that would conserve cash while providing an equity incentive to participants.

The price of EVCI’s Common Stock on March 6, 2006 was $1.39. However, it was noted that participants in the plan would have to pay taxes based on 100% of the market price of EVCI’s Common Stock on the vesting date because the basis in their shares is not increased for tax purposes for any portion of the salary reduction.

Initially, the restricted shares vested and became non-forfeitable on December 29, 2006, as to each individual, provided he was continuously employed by EVCI from March 1 through December 29, 2006. On November 1, 2007, vesting was accelerated by the Board to that date when EVCI’s stock price was $0.53 per share so that the taxes paid by recipients would be less if the price of EVCI’s Common Stock was higher on December 29, 2007. The Compensation Committee recommended the acceleration of vesting and the accelerated vesting of Mr. Alperin’s 50,000 shares referred to above, because it believed it was an appropriate incentive to give participants and Mr. Alperin in view of the challenges continuing to face EVCI.

In September 2006, the Committee and the Board approved Dr. McGrath’s recommendation to increase Richard Goldenberg’s salary from $150,000 to $210,000, retroactive to August 1, 2006, in connection with Mr. Goldenberg resumption of the duties of EVCI’s Chief Financial Officer on June 1, 2006 following Mr. Looney’s resignation. The $210,000 salary was the same salary Mr. Goldenberg was receiving when he was EVCI’s Chief Financial Officer prior to Mr. Looney becoming Chief Financial Officer in October 2005.

In September 2006, the Compensation Committee and the Board approved Dr. McGrath’s recommendation to increase Stephen Schwartz’s salary from $125,000 to $160,000 in recognition of his contributions and ongoing value to EVCI.

In October, 2006, the Compensation Committee recommended, and the Board approved, the extension of Dr. Buntzman’s employment agreement by one year to December 31, 2008. The Committee agreed with Dr. McGrath’s assessment that Dr. Buntzman continued to be critical to EVCI’s future and, therefore, should have an employment term that is the same as the term of Dr. McGrath’s employment.

In October 2006, the Compensation Committee recommended, and the Board adopted, a stock option surrender and replacement program. Four of EVCI’s executive officers and all of EVCI’s directors participated in the plan, which provided for their surrender of vested and unvested non-qualified options to purchase a total of 1,176,536 shares of EVCI’s common stock and the simultaneous grant to them of non-qualified options to purchase a total of 342,703 shares of EVCI’s common stock. The per share exercise prices of the surrendered options ranged from $4.70 to $10.715.The number of replacement options equals 50% of the vested options surrendered by each participant. The replacement options are exercisable until October 23, 2011, at $1.00 per share, and vest in three equal installments on October 23, 2007, 2008 and 2009. The closing price of EVCI’s Common Stock on October 24, 2006, the grant date, was $0.59. The replacement options were granted under the 2004 Plan. The shares underlying the options surrendered and replaced by each of the four executive officers and the directors are:

Name	Shares Underlying Surrendered Options	Shares Underlying Replacement Options

Dr. Arol I. Buntzman	585,000	152,026 (1)

Dr. John J. McGrath	365,000	91,125 (1)

Richard Goldenberg	50,000	20,451

Joseph D. Alperin	115,000	53,333 (1)

Royce N. Flippin, Jr.	15,384	6,442

Philip M. Getter	15,384	6,442

Donald Grunewald	15,384	6,442

Elie Housman	15,384	6,442

(1)   Surrendered and replaced on April 24, 2007 in connection with grants made to them on that date that are described in Item 1 of Amendment No. 1 to this Form 10-K under the caption “Significant Developments -  ComVest Financing - Management Agreements.”

The Committee’s and Board’s decisions regarding adoption of the option surrender replacement program were influenced by their belief that EVCI should have additional available shares of Common Stock for any future financing involving the issuance of Common Stock. It was also influenced by SFAS 123R: The net increase in non-cash compensation charges over the three year vesting period of the replacement options would be about $175,000. If all of the 1,211,536 options surrendered in the program were cancelled but not replaced, the non-cash compensation charge would be approximately $1,500,000 in the 4th Quarter of 2006.

2006 Summary compensation table

The following table shows the compensation earned for the year ended December 31, 2006 by our Chief Executive Officer, our Chief Financial Officers and our three other most highly compensated executive officers.

Name and Principal Position(s)	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Dr. John J. McGrath Chief Executive Officer And President	2006	490,000	—	—	355,078	43,421	888,499

Dr. Arol I. Buntzman Chairman of the Board	2006	630,000	—	—	579,029	51,103	1,260,132

Joseph D. Alperin General Counsel and Vice President for Corporate Affairs	2006	260,000	75,000(2)	93,632	—	12,855	441,187

Stephen Schwartz Vice President of Operations	2006	144,609	—	—	—	3,703	148,312

Richard Goldenberg Chief Financial Officer (June-December)	2006	184,847	—	—	43,540	11,452	239,839

Joseph Looney Chief Financial Officer (January-May)	2006	103,229	—	—	—	3,544	106,773

(1)
The amounts in the “Salary” column include the following voluntary salary reductions for the period March 1-December 29, 2006 by certain management employees in exchange for shares of restricted Common Stock, equal to the total amount of the salary reductions: Dr. McGrath, 40,833; Dr. Buntzman, 52,500 and Stephen Schwartz, 9,015. Mr. Looney reduced his salary by $5,186 for the period March 1-May 31 but forfeited all of the 16,500 restricted shares awarded to him in anticipation of his continuing employment through December 29, when his employment terminated on May 31, 2006. See the table below under the caption “Grant of the Plan-Based Awards for Fiscal 2006”.

(2)
Represents an accrued bonus awarded as an inducement for him to enter into a new employment agreement effective March 1, 2006 that became payable when EVCI determined its cash resources reasonably permitted such payment. The bonus was paid in June 2007.

(3)
The amounts reflect the compensation cost recognized by us for financial statement reporting purposes in 2006 for grants of stock options awarded to the named executive officers in 2006 and in prior years, disregarding an estimate of forfeitures related to service-based vesting conditions. The cost was computed, in accordance with Statement of Financial Accounting Standards No. 123R, based on the fair value of the award at the time of grant using a Black-Scholes option pricing model and after giving effect to the cancellation and replacement of options on October 24, 2006 that is referred to in footnote (1) to the table below under the caption “Grants of Plan-Based Awards for Fiscal 2006.” For a discussion of valuation assumptions relating to options granted in 2006, see Note 14 of Notes to Consolidated Financial Statements. For a discussion of valuation assumptions relating to options granted prior to 2006, see Note 1 of Notes to Consolidated Financial Statements included in our Form 10-K/A, Amendment No. 2, for the year ended December 31, 2005 that was filed with the SEC on May 15, 2006.

(4)	These amounts consist of the following:

(i)	Transportation allowance and reimbursement for gasoline: Dr. McGrath, $16,636; Dr. Buntzman; $5,874; Joseph Alperin, $7,200; Richard Goldenberg; $8,636 and Joseph Looney $3,323.

(ii)	Pursuant to their employment agreements, life insurance premiums for policies where EVCI is not the beneficiary: Dr. McGrath $14,300 and Dr. Buntzman $22,765.

(iii)	Pursuant to their employment agreements, medical costs not covered by EVCI’s medical plan: Dr. McGrath, $7,138 and Dr. Buntzman, $16,684.

(iv)	Employer contributions to a 401(K) retirement plan: Dr. McGrath, $4,567; Dr. Buntzman, $5,000; Joseph Alperin, $5,000; Stephen Schwartz, $3,500 and Richard Goldenberg; $2,317.

(v)
Under a plan available to full-time employees, life insurance premiums for policies where EVCI is not the beneficiary: Dr. McGrath, $780; Dr. Buntzman, $780; Joseph Alperin, $655; Stephen Schwartz, $203; Richard Goldenberg, $499 and Joseph Looney, $221.

Employment agreements

Information about employment agreements EVCI has with Dr. McGrath, Dr. Buntzman, Mr. Alperin and Mr. Schwartz is disclosed in Item 1 of Amendment No. 1 to this Form 10-K under the caption “Significant Developments - ComVest Financing - Management Agreements.”

Grants of plan-based awards for fiscal 2006

The table below provides information regarding the stock options and restricted stock granted to the named executive officers during 2006.

Name	Grant Date	Board Meeting Date	All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying Stock Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Option Grant Date ($)	Grant Date Fair Value of Stock and Option Awards ($) (8)

Dr. John J. McGrath	3/6/2006	2/24/2006	40,833(2)	—	—	—	56,758
	10/24/2006	10/24/2006	—	91,125(4)	1.00	0.59	456,232

Dr. Arol I. Buntzman	3/6/2006	2/24/2006	52,500(2)	—	—	—	72,976
	10/24/2006	10/24/2006	—	152,026(5)	1.00	0.59	695,296

Joseph D. Alperin	3/1/2006	2/24/2006	100,000(3)	—	—	—	139,000
	10/24/2006	10/24/2006	—	53,333(6)	1.00	0.59	95,976

Richard Goldenberg	10/24/2006	10/24/2006	—	20,451(7)	1.00	0.59	14,596

Stephen Schwartz	3/6/2006	2/24/2006	9,015(2)	—	—	—	12,531

Joseph Looney	3/6/2006	2/24/2006	16,500(2) (9)	—	—	—	(9)

(1)
On October 24, 2006, EVCI’s board of directors approved a plan providing for the surrender and cancellation of vested and unvested options to purchase 1,211,536 shares of Common Stock and the simultaneous grant to the surrendering optionees of options to purchase a total of 354,366 shares of Common Stock, including the named executive officers. The per share exercise prices of the surrendered options ranged from $4.70 to $10.715. The number of replacement options equals 50% of the vested options, as of September 30, 2006, that were surrendered by each participant. The replacement options are exercisable until October 23, 2011 and vest in three equal installments on October 23, 2007, 2008 and 2009. The replacement options were granted under EVCI’s 2004 Plan. This surrender and replacement of options increases the non-cash compensation charges that EVCI would have otherwise had by approximately $175,000. However, this accounting effect results in a reduction in non-cash compensation charges in 2006 and 2007 and an increase in non-cash compensation charges in 2008 and 2009. Footnotes (4), (5), (6) and (7) to this table disclose the exercise prices and number of shares underlying options surrendered by the named executive options.

(2)
For his agreement to reduce base salary for the period from March 1, 2006 through December 29, 2006, he received this grant of shares (equaling the dollar amount of the salary reduction) of restricted EVCI Common Stock under the 2004 Plan. Originally, the shares were to vest on December 29, 2006, provided he was continuously employed by EVCI through that date. On November 1, 2006, EVCI’s board of directors approved the accelerated vesting of all of the shares to November 1, 2006 provided he had been continuously employed until then.

(3)
As an incentive to entering into a new Employment Agreement on March 6, 2006, Mr. Alperin was granted 100,000 shares of restricted stock under the 2004 Plan. Originally the shares were to vest and become non-forfeitable on a cumulative basis as to 50,000 shares on December 29, 2006 and 25,000 shares on each February 28, 2008 and 2009 provided he has been continuously employed by EVCI. On November 1, 2006, EVCI’s Board of Directors approved the accelerated vesting of the first 50,000 shares to November 1, 2006.

(4)	The exercise prices and number of shares underlying options surrendered by Dr. McGrath are: $4.70/68,114 shares, $10.715/56,886 shares and $8.185/240,000 shares.

(5)	The exercise prices and number of shares underlying options surrendered by Dr. Buntzman are: $4.70/122,605 shares, $10.715/102,395 shares and $8.185/360,000 shares.

(6)	The exercise prices and number of shares underlying options surrendered by Mr. Alperin are: $4.70/90,000 shares and $6.935/25,000 shares.

(7)	The exercise prices and number of shares underlying options surrendered by Mr. Goldenberg are: $4.70/27,245 shares and $10.715/22,755 shares.

(8)
The amounts reflect the compensation cost recognized by us for financial statement reporting purposes in 2006 disregarding an estimate of forfeitures related to service-based vesting conditions. The cost was computed, in accordance with Statement of Financial Accounting Standards No. 123R, based on the fair value of the award at the time of grant. The fair value of the restricted stock awards was determined by multiplying the number of shares subject to the award by the closing price of our Common Stock on the grant date. The fair value of the option awards was determined using a Black-Scholes option pricing model and after giving effect to the cancellation and replacement of options on October 24, 2006 that is referred to in Footnote 1 to this table. For a discussion of valuation assumptions relating to options granted in 2006, see Note 14 of Notes to Consolidated Financial Statements.

(9)	All shares awarded to Mr. Looney where forfeited on May 31, 2006, when his employment terminated.

Outstanding equity awards at fiscal year end

The table below provides information with respect to the stock options held by the named executive officers as of December 31, 2006.

	Option Awards					Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (2)

Dr. John J. McGrath	12/13/2002	130,000(3)	—	1.00	12/13/2007	—	—
	2/11/2003	40,000(4)	—	1.00	2/10/2008	—	—
	10/24/2006	—	91,125	1.00	10/23/2011	—	—

Dr. Arol I. Buntzman	12/13/2002	330,000(3)	—	1.00	12/13/2007	—	—
	2/11/2003	120,000(4)	—	1.00	2/10/2008	—	—
	10/24/2006	—	152,026	1.00	10/23/2011	—	—

Joseph D. Alperin	3/6/2006	—	—	—	—	50,000	22,500
	10/24/2006	—	53,333	1.00	10/23/2011	—	—

Richard Goldenberg	12/13/2002	40,000(3)	—	1.00	12/13/2007	—	—
	2/11/2003	15,000(4)	—	1.00	2/10/2008	—	—
	10/24/2006	—	20,451	1.00	10/23/2011	—	—

(1)	The options in this column vest in three equal installments on 10/24/2007, 10/24/2008 and 10/24/2009.

(2)	The value shown was calculated by multiplying the number of shares of restricted stock by the closing price of EVCI’s Common Stock on December 29, 2006 ($0.45).

(3)	These options fully vested on the grant date.

(4)	These options vested in three equal installments on 2/11/2004, 2/11/2005 and 2/11/2006.

Potential payments upon termination of employment or change in control

In connection with the ComVest Financing, Dr. Buntzman, Dr. McGrath and Mr. Alperin entered into amended employment agreements that eliminated the change of control payments that were otherwise payable to them under their prior employment and change of control agreements and reduced the severance payments that were payable to them in connection with the termination of their employment. The cash severance benefits payable under their amended employment agreements (as well as the employment agreement of Stephen Schwartz) are discussed in Item 1 of Amendment No. 1 to this Form 10-K under the caption “Significant Developments - ComVest Financing - Management Agreements.”

In addition, if their employment is terminated without cause or they terminate their employment for good cause or if there is a change of control of EVCI, unvested options to purchase the following shares would fully vest:

Dr. Buntzman:	2,560,287
Dr. McGrath	1,291,085
Mr. Alperin:	350,125
Mr. Schwartz:	175,062

The grants of the option are subject to stockholder approval. For additional information, about these options, see Proposal 5, Approval of Amendments to the 2004 Plan, including footnote (2) to the table included under Proposal 5 in EVCI’s definitive proxy statement for its 2007 annual meeting of stockholders.

A “change of control” means the occurrence of any of the following:

•	the sale, transfer, conveyance or other disposition in one or a series of related transactions, of all or substantially all of the assets of EVCI to any entity, person, or group or

•	any entity, person, or group becomes, directly or indirectly, the owner of more than 50% of the voting stock of EVCI by way of merger, consolidation, or otherwise;

•	during any two consecutive years, the present directors of EVCI cease for any reason to constitute the majority of the Board;

•	however, that no change of control will be held to have occurred arising out of or in connection with the transactions contemplated by the ComVest Financing.

Director compensation

Our compensation program for independent directors consist of cash retainers, meeting fees and automatic option grants. Directors receive annual retainers of $15,000 and meeting fees of $3,000 for each Board and Committee attended. In addition, the chairman of the Audit Committee receives an additional annual retainer of $12,000.

An option to purchase 10,000 shares of common stock is granted to each independent director upon joining the Board and, thereafter, on March 1 of each year, provided he or she is then an independent director and has served on the Board for at least the preceding six months. An independent director who has been granted stock options by EVCI under a consulting or other arrangement is ineligible to receive any subsequent automatic grants unless the Board determines otherwise. Automatic option grants vest as to one-third of the shares on the date of grant and an additional one-third of the shares on the first and second anniversaries of the date of grant. The options have a term of 10 years and are exercisable at 100% of the per share fair market value of EVCI’s common stock on the date of grant.

The table below shows the compensation paid to our independent directors for 2006.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Philip M. Getter	72,000	2,564	74,564
Royce N. Flippin, Jr.	60,000	2,564	62,564
Elie Housman	63,000	2,564	65,564
Dr. Donald Grunewald	45,500	2,564	48,064

(1)	Reflects the amount of cash compensation earned in 2006 for Board and Committee service.

(2)
Reflects the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of options granted to the independent directors in 2006. The fair value was estimated using the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). The fair value per option was $1.39 based on 3.0 years of expected life, a 4.75% risk free rate and expected volatility of 98%. The aggregate number of independent director option awards outstanding at December 31, 2006 was: Mr. Getter 36,442, Mr. Flippin 25,608, Mr. Housman 21,442 and Dr. Grunewald 16,442.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 21, 2007, the beneficial ownership of our common stock by each person (or group of affiliated persons) known by EVCI to own beneficially more than 5% of its outstanding shares of common stock, each director and executive officer of EVCI, and all EVCI directors and executive officers as a group. Our knowledge regarding such ownership is based solely on filings with the SEC, including Schedules 13D or 13G, our participation in ComVest Financing and upon responses to written inquiry made by us. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Com Vest Investment Partners III, L.P. One North Clematis, Suite 300 West Palm Beach, FL 33401	3,206,107(1)	17.40
Dr. Arol I. Buntzman	1,533,242(2)	9.27
Dr. John J. McGrath	737,388(3)	4.66
Joseph D. Alperin	271,601(4)	1.77
Stephen Schwartz	77,849(5)	*
Philip M. Getter	37,501(9)	*
Dr. Donald Grunewald	17,701(7)	*
Robert F. Kennedy, Jr.	250,000(6)	1.62
Brian H. Fluck	--	--
Inder Tallur	--	--
Directors and executive officers as a group (9 persons)	2,925,782(8)	16.57

 *Less than 1%

(1)
Includes 831,185 shares underlying currently exercisable warrants. Also beneficially owned by ComVest III Partners, LLC, its general partner, and Michael S. Falk and Robert L. Priddy, the managing members of ComVest III Partners, LLC. See Proposal 3, Approval of an Amendment to EVCI’s Certificate of Incorporation to Increase the Number of Shares of Authorized Common Stock in EVCI’s definitive proxy statement for its 2007 annual meeting of stockholders for a discussion of ComVest’s beneficial ownership of the shares of Common Stock in the event that this Proposal is approved.

(2)	Includes 1,329,125 shares underlying currently exercisable options.

(3)	Includes 625,131 shares underlying currently exercisable options.

(4)
Includes 152,812 shares underlying currently exercisable options. Includes 50,000 shares that are forfeitable if Mr. Alperin is not continuously employed by EVCI through 2/28/08 as to 25,000 shares and 2/28/09 as to 25,000 shares.

(5)	Includes 50,045 shares underlying currently exercisable options.

(6)	Shares underlying currently exercisable options.

(7)	Includes 10,001 shares underlying currently exercisable options.

(8)	Includes 50,000 restricted shares that are forfeitable as indicated in footnote (4) of this table. Includes 2,521,283 shares underlying currently exercisable options.

(9)	Includes 30,001 shares underlying currently exercisable options.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of December 31, 2006, information regarding options under our 1998 incentive plan and 2004 plan our only active plans, and warrants and options issued under individual compensation arrangements. The 1998 incentive plan and 2004 Plan have been approved by our stockholders. Outstanding options under those plans that are forfeited or cancelled will be available for future grants. All of the options and warrants are for the purchase of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders (1)	1,086,738	$1.03	1,325,629

Equity compensation plans not approved by security holders	177,338(2)	7.88	-
	1,264,076	$1.99	1,325,629

(1)
In connection with the ComVest Financing, options to acquire 916,841 shares of Common Stock at an exercise price of $1.00 per share were surrendered to EVCI and cancelled on April 24, 2007, including the options to purchase 45,000 shares that were surrendered by Mr. Alperin and are referred to in footnote (2) to this table.

(2)
Includes options to purchase 45,000 shares at $1.00 per share that were originally options to purchase 90,000 shares at $4.70 per share granted on January 1, 2004 to Joseph D. Alperin, our General Counsel and Vice President for Corporate Affairs, in accordance with a Nasdaq listing standard that exempted the grant from the requirement of stockholder approval. These original options were surrendered and cancelled in October 2006 and replaced with options to purchase the 45,000 shares at $1.00 per share. These replacement options were surrendered to EVCI and cancelled on April 24, 2007, in connection with the ComVest Financing, and replaced with option to purchase 45,000 shares at $0.583 per share. The remaining individual compensation arrangements consist of currently exercisable warrants and options issued to consultants and advisors to purchase: includes 25,000 shares at $16.09 per share that expired in April 2007; 62,338 shares at $14.34 until March 2009; and 45,000 shares at $2.25 per share until September 2008.

Item 13.	Certain relationships and related transactions, and director independence.

Policies and procedures for approval of transactions with related persons

The Audit Committee is responsible for reviewing and approving related person transactions which are subject to SEC disclosure requirements, including transactions in which EVCI is a participant, the amount exceeds $120,000 and a related person has a direct or indirect material interest. A related person includes a director, executive officer, nominee for election as a director, person holding more than 5% of our stock and any immediate family member of any of the foregoing persons. EVCI’s policy is not to enter into a related person transaction unless the Audit Committee approves the transaction as specified in the Audit Committee’s charter.

ComVest Financing

Information regarding transactions with Participating Management in connection with the ComVest Financing, and the Special Committee that approved those transactions, is disclosed in Item 1 of Amendment No. 1 to this Form 10-K under the caption “Significant Developments - ComVest Financing.”

Director independence

The Board has determined that the following directors are independent under the applicable Nasdaq listing standards: Messrs. Fluck, Getter, Grunewald, Kennedy and Tallur.

Item 14. Principal accountant fees and services

Audit and non-audit fees

Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”). GGK leased auditing staff from TBS who were full time, permanent employees of TBS. GGK partners provided non-audit services through TBS. Since October 1, 2005, GGK has had a similar relationship with RSM McGladrey, Inc. As a result of these relationships, GGK has had no full time employees and, therefore, none of the audit services performed for EVCI were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff and is exclusively responsible for the opinions rendered in connection with its examination.

The following table shows the audit fees we were billed by GGK for 2005 and 2004 and the fees we were billed in 2005 and 2004 by GGK for other services.

	2006	2005

Audit fees	347,163	$571,971

Audit related fees	3,889	18,679

Tax fees	55,837	23,212

All other fees	17,739	7,500

Total	424,628	$621,362

Audit fees were for the audit of EVCI’s annual financial statements, review of financial statements included in EVCI’s 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements, including with respect to the internal investigation conducted by our Audit Committee. Audit fees in 2005 included $358,296 for services in connection with EVCI’s compliance with Section 404 of the Sarbanes-Oxley Act and related regulations.

Tax fees were for services provided by TBS in the preparation of corporate tax returns and for advice related to the acquisition by us of TCI.

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

10.52 (b)****	—	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory.

10.52 (c)****	—	Exhibit C to Securities Purchase Agreement: Intercreditor Agreement.

10.52 (d)****	—	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)****	—	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)****	—	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.53 (a)†	—	Letter Agreement, dated as of June 18, 2007, correcting and reforming Letter Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56**	—	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58**	—	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.
10.59**	—	Form of Warrant to be issued by Registrant.

10.60**	—	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61****	—	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62**	—
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63**	—	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

10.64†	—	Termination of Change in Control Agreement; effective April 24, 2007, between Richard Goldenberg and the Registrant.

10.65†	—	Form of Convertible Note, Warrant and Purchase Agreement Clarification Agreement.

21**	—	Subsidiaries of the Registrant.

23.1***	—	Consent of Goldstein Golub Kessler LLP.

31.1†	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2†	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1†	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2†	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1 [21]	—	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	—	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	—	Press Release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.

99.4 [28]	—	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5 [30]	—	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6 [30	—
Audited financial statements of Technical Career Institutes, Inc. as of
September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	—	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	—	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	—	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10 [31]	—	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	—
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

**	Previously filed on April 27, 2007. Please note that exhibits 10.57(a)-(d) are included on EDGAR as one exhibit numbered 10.57.

***	Previously filed on May 1, 2007.

****	Previously filed on May 23, 2007.

†	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVCI CAREER COLLEGES HOLDING CORP.

Date: August 10, 2007	By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath Chief Executive Officer and President

By:	/s/ Stephen Schwartz
Stephen Schwartz, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Dr. Arol I. Buntzman	August 10, 2007
Dr. Arol I. Buntzman
Chairman of the Board

/s/ Dr. John J. McGrath	August 10, 2007
Dr. John J. McGrath
Chief Executive Officer and President and Director

/s/ Brian H. Fluck	August 10, 2007
Brian H. Fluck
Director

/s/ Philip M. Getter	August 10, 2007
Philip M. Getter
Director

/s/ Donald Grunewald	August 10, 2007
Donald Grunewald
Director

August , 2007
Robert F. Kennedy, Jr.
Director

August , 2007
Inder Tallur
Director

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1 [1]	—	Certificate of Incorporation of the Registrant.

3.2 [1]	—	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3 [1]	—	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4 [3]	—	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5 [23]	—	Amended and Restated By-Laws of the Registrant.

3.6 [5]	—	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7 [16]	—	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8 [5]	—	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9 [5]	—	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10 [20]	—	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

4.2 [2]	—	Form of Common Stock certificate.

4.3 [4]	—	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4 [6]	—	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5 [7]	—	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6 [14]	—	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7 [17]	—	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1 [28]	—	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2 [28]	—	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a) [9]	—	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b) [23]	—	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4 [10]	—	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5 [11]	—	2001 Non-Qualified Stock Option Plan.

10.6 [9]	—	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7 [1]	—	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8 [4]	—	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9 [12]	—	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10 [12]	—	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11 [8]	—	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12 [8]	—	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13 [13]	—	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14 [13]	—
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15 [14]	—	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16 [15]	—	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17 (a) [16]	—	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b) [23]	—	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18 [16]	—	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19 [16]	—	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20 [16]	—	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21 [17]	—	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22 [17]	—	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23 [18]	—	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24 [19]	—	2004 Amended and Restated Incentive Stock Plan

10.25 [20]	—	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26 [20]	—	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27 [21]	—	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a) [22]	—
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b) [22]	—	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c) [22]	—	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d) [22]	—	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 [24]	—
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30 (a) [25]	—	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30 (b) [25]	—	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30 (c) [25]	—	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31 [28]	—	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32 [28]	—	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a) [26]	—	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) [28]	—	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26]	—	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26]	—	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27]	—	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27]	—	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38 [28]	—	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a) [28]	—	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b) [28]	—	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a) [28]	—	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b) [28]	—	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c) [28]	—	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a) [28]	—	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

10.41 (b) [28]	—
Memorandum of Agreement, dated October 10, 1995, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office and clerical employees, which was effective October 10, 1992- October 9, 1995.

10.41 (c) [28]	—
Memorandum of Agreement, dated October ____, 1998, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc., amending collective bargaining agreement between the parties covering office clerical employees, which was effective from October 10, 1995 through October 9, 1998.

10.41 (d) [28]	—
Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW-AFL-CIO effective October 10, 1998-October 9, 2001, covering instructors, laboratory technicians and maintenance persons (This agreement amends and restates the prior collective bargaining agreements with the instructors, laboratory technicians and maintenance employees.)

10.41 (e) [28]	—
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

10.41 (f) [28]	—
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

10.42 [29]	—	Letter agreement, dated March 1, 2006, between the Registrant and Dr. John J. McGrath.

10.43 [29]	—	Form of Restricted Stock Award Agreement for the restricted stock awards to Dr. John J. McGrath, Dr. Arol I. Buntzman and Joseph J. Looney, without Annexes A and B.

10.44 [29]	—	Employment Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin.

10.45 [29]	—	Restricted Stock Award Agreement, dated March 1, 2006, between the Registrant and Joseph D. Alperin, without Annex A.

10.46 [34]	—
Amended and Restated Credit Agreement dated as of September 16, 2005, amended and restated as of March 31, 2006, among EVCI Career Colleges Holding Corp., the Guarantors from time to time parties hereto, and Harris N.A. as lender. “Schedules will be provided supplementally to the Securities and Exchange Commission upon request.”

10.47 [35]	—	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48 [36]	—	Second Amendment, made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49 [36]	—	Waiver Agreement, made August 9, 2006, relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50 [37]	—	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51**	—	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union, Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)****	—
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)****	—	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)****	—	Exhibit C to Securities Purchase Agreement: Intercreditor Agreement.

10.52 (d)****	—	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)****	—	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)****	—	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.53 (a)†	—	Letter Agreement, dated as of June 18, 2007, correcting and reforming Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55**	—	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56**	—	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.
.
10.57 (a)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)**	—	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58**	—	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59**	—	Form of Warrant to be issued by Registrant.

10.60**	—	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61****	—	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62**	—
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63**	—	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

10.64†	—	Termination of Change in Control Agreement, effective April 24, 2007, between Richard Goldenberg and the Registrant.

10.65†		Form of Convertible Note, Warrant and Purchase Agreement Clarification Agreement.

21**	—	Subsidiaries of the Registrant

23.1***	—	Consent of Goldstein Golub Kessler LLP.

31.1†	—	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2†	—	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1†	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2†	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1 [21]	—	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24] .	—	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	—	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	—	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5 [30]	—	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6 [30]	—
Audited financial statements of Technical Career Institutes, Inc. as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	—	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	—	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	—	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10 [31]	—	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	—
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

*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.

**	Previously filed on April 27, 2007. Please note that exhibits 10.57(a)-(d) are included on EDGAR as one exhibit numbered 10.57.

***	Previously filed on May 1, 2007.

****	Previously filed on May 23, 2007

†	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.

[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.

[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.

[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.

[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.

[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.

[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.

[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.

[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.

[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.

[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.

[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.

[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.

[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.

[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.

[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.

[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.

[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.

[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.

[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.

[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.

[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.

[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.

[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.

[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.

[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.

[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.

[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.

[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.

