Form 10-Q
period 2007-06-30
EVCI Career Colleges Holding Corp
filed 2007-08-10
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,214,851 shares as of August 9, 2007.

Table of Contents

Part I

Financial Information

Overview and Critical Accounting Policies	12

Comparison of the three months ended June 30, 2007 and 2006	18

Comparison of the six months ended June 30, 2007 and 2006	21

Financial Condition, Liquidity and Capital Resources	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

Part II

Other Information

Item 1A. Risk Factors	25

Forward-looking Statements and Risk Factors	25

Item 6. Exhibits	30

Signatures	41

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,105,634	$2,151,238
Student accounts receivable, less allowance for doubtful accounts
of $5,540,081 and $3,608,249, respectively	17,037,993	5,860,856
Other receivables	7,642	955,384
Prepaid income taxes	234,448	329,986
Prepaid expenses and other current assets	1,729,879	712,681
Total current assets	20,115,596	10,010,145
Property and Equipment - net	5,463,892	6,061,555
Intangible assets	11,522,256	11,958,985
Goodwill	5,320,121	5,320,121
Deferred income tax asset, net of valuation allowance of $6,957,500	5,557,500	5,557,500
Other assets	3,927,674	2,775,991
Total Assets	$51,907,039	$41,684,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving credit line	$4,600,000	$2,000,000
Accounts payable and accrued expenses	10,286,786	10,453,786
Current portion of accrued liability related to closed facility	255,715	296,517
Deferred tuition revenue	8,499,174	195,096
Current portion of capital lease obligation	229,133	327,215
Current portion of notes payable	3,129,964	2,386,232

Total current liabilities	27,000,772	15,658,846
Convertible note	3,410,645
Capital lease obligation, net of current portion	67,623	135,620
Notes payable, net of current portion	785,725	9,677,697
Accrued liability related to closed facility, net of current portion	1,387,342	1,491,329
Deferred rent	1,448,939	1,252,342

Total liabilities	34,101,046	28,215,834
Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding
Common stock - $.0001 par value; authorized 20,000,000 shares; issued and
outstanding 15,214,851 and 12,689,617, respectively	1,542	1,290
Additional paid-in capital	60,674,634	52,677,754
Accumulated deficit	(42,870,183)	(39,210,581)

Stockholders' equity	17,805,993	13,468,463
Total Liabilities and Stockholders' Equity	$51,907,039	$41,684,297

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net revenue	$14,538,863	$14,643,235	$32,372,372	$33,435,208
Other income	129,766	145,824	225,319	253,219
Total revenue	14,668,629	14,789,059	32,597,691	33,688,427

Operating expenses:
Cost of revenue	6,244,255	6,231,870	11,970,501	12,462,232
Selling, general and administrative	10,854,002	12,027,255	22,693,311	25,067,508
Total operating expenses	17,098,257	18,259,125	34,663,812	37,529,740

Loss from operations	(2,429,628)	(3,470,066)	(2,066,121)	(3,841,313)

Other income (expense):
Interest and financing costs	(1,008,294)	(484,284)	(1,625,827)	(922,414)
Interest income	16,559	42,132	32,346	115,339
Loss before provision for income taxes	(3,421,363)	(3,912,218)	(3,659,602)	(4,648,388)
Provision for income taxes	-	-	-	30,000
Net loss	$(3,421,363)	$(3,912,218)	$(3,659,602)	$(4,678,388)

Net loss per common share:
Basic	$(0.25)	$(0.31)	$(0.28)	$(0.38)
Diluted	$(0.25)	$(0.31)	$(0.28)	$(0.38)

Weighted average of common shares outstanding:
Basic	13,771,860	12,433,609	13,233,728	12,433,240
Diluted	13,771,860	12,433,609	13,233,728	12,433,240

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(3,659,602)	$(4,678,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,695,362	1,778,634
Bad debt expense	1,114,300	940,678
Non cash compensation expense	306,558	901,513
Non-cash interest expense	268,928	-
Changes in operating assets and liabilities;
Increase in students accounts receivable	(12,291,437)	(11,603,060)
Increase in prepaid expenses and other current assets	978,909	(510,876)
(Increase)/decrease in other assets	(8,869)	1,889
Increase/(decrease) in accounts payable and accrued expenses	(167,000)	2,329,416
Decrease in accrued liability related to closed facility	(144,789)	-
Increase\(decrease) in income taxes payable and prepaid income taxes	95,538	(197,340)
Increase in deferred tuition revenue	8,304,078	5,330,692
Increase in deferred rent	196,597	101,117
Net cash used in operating activities	(3,311,427)	(5,605,725)

Cash flows from investing activities:
Purchases of property and equipment	(156,526)	(948,446)
Deposits returned	399,764	64,627
Escrow funds received Interboro previous shareholder	-	52,253
Net cash provided by\(used in) investing activities	243,238	(831,566)

Cash flows from financing activities:
Principal payments on capital lease obligation	(166,079)	(156,372)
Principal payment on notes payable	(5,713,219)	(1,500,000)
Proceeds from convertible note	8,736,374	-
Proceeds from issuance of common stock	1,363,624	-
Financing costs related to bank agreement	(1,882,043)	(275,813)
Issuance costs on common stock	(316,072)	-
Proceeds from financing of equipment	-	738,357
Proceeds from exercise of options and warrants	-	11,100
Net cash provided by\(used in) financing activities	2,022,585	(1,182,728)

Net decrease in cash and cash equivalents	(1,045,604)	(7,620,019)

Cash and cash equivalents at beginning of period	2,151,238	9,273,206

Cash and cash equivalents at end of period	$(1,105,634)	$1,653,187

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,364,995	$618,676
Income taxes	$23,015	$227,067

Supplemental schedule of noncash investing and financing activities:

Notes payable and capital lease obligations incurred in the acquisition of equipment	$164,979	$-

Value of warrants issued in conjuction with convertible note	$6,643,022	$-

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

TCI. We acquired TCI in September 2005. With an emphasis on technology, TCI offers two-year college degree programs. Nearly all programs lead to the Associate in Applied Sciences degree. TCI also offers some certificate programs. Its main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby college annex. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education. Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s 2007 summer semester enrollment was approximately 2,140 students.

Interboro. We acquired Interboro in January 2000. Interboro offers two-year college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and an extension center in Flushing, New York and in the Washington Heights section of Manhattan, New York. Each of Interboro’s sites has a college annex. Interboro is accredited by the New York State Board of Regents. Interboro’s 2007 summer semester enrollment was approximately 1,700 students.

PSB. We acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. PSB is seeking authorization to award the Associate in Specialized Business Degree for those diploma programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2007 summer semester enrollment was approximately 320 students.

On May 23, 2007, EVCI completed a private placement of equity and subordinated debt and a restructuring of its bank debt. The terms of the financing and restructuring are briefly summarized in Notes 4 and 5. Additional information is contained in our definitive proxy statement dated July 3, 2007.

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142 “Goodwill and other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the impairment test requires judgment, including identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units and a determination of the fair value of each reporting unit. EVCI tests goodwill and the TCI trade names (to which it has assigned an indefinite life) in EVCI’s fourth quarter, unless an event occurs that would cause EVCI to believe their value is impaired at a different point in time.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our review of this new standard indicates it has no effect on our results of operations or financial position for the three and six months ended June 30, 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Basic weighted average number of common shares outstanding	13,771,860	12,433,609	13,233,728	12,443,240

Effect of assumed exercise of outstanding options*	-	-	-	-

Effect of assumed exercise of outstanding warrants*	-	-	-	-

Effect of assumed exercise of outstanding convertible notes*	-	-	-	-
Diluted weighted average number of shares of common stock outstanding	13,771,860	12,433,609	13,233,728	12,443,240

Restricted shares, options and warrants not included above	4,350,890**	2,381,845	4,350,890**	2,381,845
_______________
*	Not included because their effect would be anti-dilutive.
**	Excludes 47,673,270 shares as to which EVCI did not have available shares to reserve until stockholders approved an increase in authorized common stock on July 31, 2007.

Stock options

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. As a result of the adoption of SFAS No. 123R, non-cash compensation expense related to EVCI’s grants of stock and options was $306,558 for the six months ended June 30, 2007 and $901,513 for the same period of 2006.

During the first quarter of 2007, options were automatically granted to our independent directors to purchase 40,000 shares an exercise price of $0.40 per share.

On April 24, 2007, the four members of management participating in the ComVest Financing (discussed in Note 5) were granted five year options under EVCI’s 1998 and 2004 incentive stock plans to purchase a total of 2,157,113 shares at $0.583 per share in connection with their surrender of options to purchase 916,484 shares at $1.00 per share and other agreements made by them pursuant to amendments to their employment agreements. The new options fully vested and became exercisable upon the closing of the ComVest Financing.

On April 24, 2007 options to purchase 1,000,000 shares at $0.583 per share were granted to a new director upon joining the Board and agreeing to be the chairman of an educational oversight committee that was formed on July 31, 2007. The options expire April 23, 2017 and vest and become exercisable in four equal annual installments that commenced the grant date.

Except as noted, the following discussion relates to 4,696,559 shares underlying options and 42,976,711 shares underlying warrants and convertible notes that were not exercisable because they were subject to stockholder approval, including because EVCI did not have available unreserved shares until stockholders approved an increase in EVCI’s authorized common stock to 110,000,000 shares on July 31, 2007.

On April 24, 2007, for other agreements made by them pursuant to amendments to their employment agreements, the four executive officers participating in the ComVest Financing were also granted five year options to purchase 4,376,559 shares at $0.54 per share, subject to the stockholder approval that was given on July 31, 2007. The options vest and become exercisable in equal annual installments, over one to four years that commenced July 31, 2007.

On April 24, 2007, senior administrators at our colleges were granted five year options to purchase 300,000 shares at $0.54 per share, subject to stockholder approval (that was given on July 31, 2007). Options to purchase 50,000 shares terminated in June 2007 when one of the grantee’s employment terminated. The options vest and become exercisable in four equal annual installments that commenced on July 31, 2007.

On May 23, 2007, as part of the ComVest Financing, EVCI issued three year warrants to purchase 27,500,000 shares at $0.54 per share. Warrants to purchase 831,185 shares became exercisable on April 24, 2007 because EVCI had shares available to reserve. Warrants for the remaining 26,668,815 shares became exercisable on July 31, 2007.

On May 23, 2007, as part of the ComVest Financing, EVCI issued three year 12% convertible notes in the aggregate principal amount of $9,784,738 including prepaid interest of $1,048,365. The notes become fully convertible, at $0.60 per share, on and after May 23, 2008 if not repaid.

On May 23, 2007, ten year options to purchase 10,000 shares, at $0.815 per share, were granted to each of two new directors subject to the stockholder approval that was given on July 31, 2007. The options vest and become exercisable in three equal annual installments that commenced July 31, 2007.

No options were exercised during the six months ended June 30, 2007.

The estimated fair value of each option granted, that was not subject to stockholder approval, was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three months and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Risk free interest rate	5%	5%	5%	5%

Expected volatility of common stock	95%	92%	95%	92%

Dividend yield	0%	0%	0%	0%

Expected option term	2.5 years	4 years	2.5 years	4 years

The risk-free interest rate is based upon the current 5 year U.S. Treasury bill rate on the date of grant. The expected volatility is based on the historical volatility of EVCI’s stock.

A summary of the status of our stock option plans as of June 30, 2007 and of changes in options outstanding under the plans during the six months ended June 30, 2007, is as follows:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,131,738	$1.0228
Options granted	3,197,113	0.58
Options surrendered and cancelled	(916,484)	1.00
Options outstanding at June 30, 2007	3,412,637	$0.61	6.26	$797,000
Options vested and exercisable at June 30, 2007*	2,580,924	$0.61	6.26	$603,000
_______________
*	Excludes options to purchase 4,696,559 shares because stockholder approval was not received by EVCI until July 31, 2007.

The weighted average fair value of each option grant during the first six months of 2007 and 2006, that was not subject to stockholder approval, estimated as of the grant date using the Black-Scholes option valuation model, was $0.40 and $1.39 per option, respectively.

A summary of the status of our non-vested options as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2006	381,037	$1.03
Options granted	3,197,113	0.58
Options vested	(2,450,223)	0.59
Options surrendered and cancelled	(296,484)	1.00
Non-vested options at June 30, 2007*	831,443	$0.61	$6.26

As of June 30, 2007, there was $1,978,000 of unrecognized compensation cost related to non-vested stock option awards that were not subject to the stockholder approval, which substantially is expected to be recognized over a remaining weighted average vesting period of 3.0 years as a result of the option surrender and replacement plans implemented on October 24, 2006 and April 24, 2007.

 Note 3 - Revenue Recognition

EVCI recognizes revenue ratably over each semester on a daily basis. Each semester has 14 weeks, or 70 days, of revenue recognition. The first and last days of our colleges' three academic semesters usually vary from year to year and do not coincide with the first and last days of EVCI’s calendar quarters. As a result, increases in enrollment do not directly relate to increases in revenue for the first, second and third quarters. However, increases in enrollment for all of the three semesters included in a calendar year directly relate to increases in revenue for that calendar year. Revenue, to the extent it has not been earned, is classified on our balance sheet under current liabilities as deferred revenue. EVCI’s net revenue and related receivables are reduced for student refunds of tuition.

 Note 4 - Notes Payable

EVCI’s principal credit facility is a collateralized revolver and term loan under an agreement with Harris N.A., that was originally entered into on September 16, 2005. The agreement was amended and restated as of March 31, 2006, further amended as of April 30, 2006 and June 30, 2006 and, in a restructuring of the debt, amended and restated by an agreement dated April 24, 2007 that became effective upon the closing of the ComVest Financing described in Note 5. The facility is secured by substantially all of our assets.

On June 30, 2007, our outstanding borrowings under the facility were $7.4 million consisting of $4.6 million under the revolver and $2.8 million under the term loan.

The April 24, 2007 amended and restated credit agreement waived all prior defaults and includes the following terms:

•
The revolver is $5.0 million and the term loan is $2.8 million. The term loan can be increased once only up to $6.0 million for use in paying disallowances resulting from the
DOE mandated ATB test rescoring by Interboro.

•	The maturity date of the revolver and term loan is April 1, 2009.

•	The interest rate on the revolver and term loan is, at EVCI’s option, prime + 2.75% or LIBOR +4%.

•	The term loan amortizes with four quarterly payments of $750,000 commencing September 30, 2007.

•	Financial covenants were either eliminated or reset.

•	Restrictions on the payment of dividends were not changed.

The average interest rate on the revolver and term loans outstanding at June 30, 2007 was 11.0%.

In connection with entering into the original credit agreement and the amended and restated credit agreement dated March 31, 2006, we incurred an aggregate of approximately $1,095,000 of financing costs and fees. In connection with the amended and restated credit agreement dated April 24, 2007, we incurred an aggregate of approximately $353,000 of financing costs and fees. These financing costs and fees are included as other assets in the accompanying balance sheet and are being amortized over the remaining life of the term loan.

For the six months ended June 30, 2007 and 2006, amortization expense amounted to approximately $338,000 and $304,000, respectively.

Note 5 - ComVest Financing

On May 23, 2007, EVCI completed a previously announced financing (the “ComVest Financing”) with ComVest Investment Partners III, L.P. (an affiliate of ComVest Group Holdings LLC) and four members of EVCI’s senior management (“Participating Management”). The ComVest Financing provided gross proceeds to EVCI of $10.1 million from the sale of three year 12% convertible notes (the “Notes”) for $8.7 million and 2.5 million shares of common stock for $1.4 million. In addition, warrants to purchase up to 26.9 million shares were issued to ComVest and Participating Management and warrants to purchase 0.6 million shares are issuable to Participating Management upon paying $0.4 million when required to collateralize, together with ComVest, letters of credit of up to $6.7 million (”Warrants”). At the same time as closing the ComVest Financing, EVCI completed a restructuring of its indebtedness to Harris N.A. (the “Bank Debt Restructuring”) that is discussed in Note 4 above.

The net proceeds from the ComVest Financing were approximately $7.5 million after paying expenses of the ComVest Financing and Bank Debt Restructuring. These proceeds were used to reduce the term loan owed to Harris N.A. to $2.8 million and to pay other related expenses.

Participating Management participated in the ComVest Financing on a pro rata basis with ComVest. Participating Management’s investment of $1.0 million will constitute approximately 6.0% of the total of the $10.1 million gross proceeds and credit enhancement obligation for the letters of credit of up to $6.7 million.

The Notes cannot be converted and Warrants to purchase up to 25,863,095 shares cannot be exercised if it would result in a change of control of EVCI before all required pre-approvals have been obtained under applicable rules and regulations of the governmental agencies regulating the operation of EVCI’s colleges and the non-governmental entities that accredit EVCI’s colleges. Accordingly, the ComVest Financing has been structured so that it will not result in a change of control until those required pre-approvals have been obtained.

EVCI has assessed whether the Warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the Warrants should be classified as equity.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, proceeds received from the sale of debt with detachable stock purchase warrants are allocated to both the debt and warrants. The portion allocable to the warrants is accounted for as additional paid in capital and the remaining portion is classified as debt. The fair value of the Warrants was determined using the Black-Scholes option pricing model and is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 36-month term of the Notes. The assumptions used for the Black-Scholes option pricing model were as follows: risk-free interest rate of 4.62%, expected volatility of 77.3%, an expected life of three years and no expected dividends. A summary of the foregoing follows:

June 30, 2007

Notes	$9,785,000
Fair value of Warrants (recorded as capital in excess of par value)	(6,643,000)
Accretion of debt discount (recorded as interest expense)	269,000
Recorded value of Notes	$3,411,000

Note 6 - Regulatory review, inquiry and audit

U.S. Department of Education program review - ATB rescoring project

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005. The results have been updated by reports to the DOE.

Based on the updated results, EVCI estimates that Interboro owes approximately $2.0 million and might owe as much as $4.5 million in total disallowances of Title IV and TAP tuition payments. EVCI has, as a reasonable estimate, accrued $3.7 million as a loss on settlement of tuition disallowance as of December 31, 2006 and June 30, 2007.

OIG inquiry

In the first week of May 2007, EVCI and Interboro received a letter and accompanying document subpoena from the DOE’s office of the Inspector General (“OIG”). The subpoena requests documents relating to Interboro’s testing and financial aid departments. Our assessment to date of the requests indicates that nothing was done by EVCI or Interboro that would result in the OIG’s inquiry resulting in additional costs that materially exceed the cost involved in providing the documents requested and responding to follow up inquires posed by the OIG. With the assistance of regulatory counsel, EVCI and Interboro responded timely to the subpoena on July 31, 2007 by supplying information identified to date. Supplemental responsive information will be provided to the OIG as it is identified. As with all regulatory inquiries, we intend to continue to be fully cooperative and responsive with the OIG.

OIG audit

Since March 2007, the OIG has been auditing TCI to determine whether TCI correctly administered the Pell Grant and student loan programs (FFEL) for the period July 1, 2005 through June 30, 2006. In July, the OIG sent TCI a preliminary notice that TCI’s Title IV loan default prevention policy violates the Higher Education Act (“HEA”). Based on a review of the history of its policy, and advice from regulatory counsel regarding applicable regulatory requirements, TCI believes its policy complies with the HEA and is responding accordingly to the OIG.

Note 7 - Subsequent events

At EVCI’s 2007 annual meeting of stockholders held on July 31, 2007, in addition to electing three directors and ratifying the selection of our auditors, EVCI’s stockholders

•	approved the terms of the ComVest Financing

•	approved an amendment to EVCI’s Certificate of Incorporation to increase its authorized common stock from 20.0 to 110.0 million shares;

•
authorized EVCI Board of Directors to determine, if and when, to amend EVCI’s Certificate of Incorporation to effect a reverse stock split at a ratio of one-for-two, one-for-three, one-for-four or one-for-five; and

•
approved amendments to EVCI’s 2004 Amended and Restated Incentive Stock Plan to increase the number of shares available for awards from 1,700,000 to 9,500,000 and to increase the limit on awards during the year ending April 23, 2008 to permit the grants of options under the Plan to Participating Management, senior administrators of EVCI’s colleges and Robert F. Kennedy, Jr. on April 24, 2007 and to two new directors on May 23, 2007.

On April 13, 2007, a proposed settlement of the class action securities litigation, pending against EVCI since December 2005, was filed with the Court. When the Court approved the settlement on August 1, 2007, the settlement became final and binding on all members. The settlement is being funded by EVCI’s insurance carriers and includes the dismissal of all claims without any liability or wrong doing attributed to EVCI or any other defendant. A related stockholder derivative action was dismissed by the Court on February 16, 2007, and the derivative plaintiff’s appeal was withdrawn by stipulation on July 25, 2007.

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

Overview and critical accounting policies

The terms of the ComVest Financing and Bank Debt Restructuring are briefly summarized in Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements above. Additional information regarding the ComVest Financing and Bank Debt Restructuring is contained in our definitive proxy statement dated July 3, 2007.

Second quarter developments

•	The class action securities litigation and related stockholder derivative action were terminated as described in Note 7 of Notes to Condensed Consolidated Financial Statements.

•	On April 24, 2007, EVCI entered into definitive agreements relating to the ComVest Financing and Bank Debt Restructuring.

•
On April 24, 2007, Robert F. Kennedy, Jr. joined EVCI’s Board of Directors to fill the vacancy created by the resignation of Elie Housman, and was designated by the Board to be chairman of an educational oversight committee to be formed at the next Board meeting.

•
The New York State Education Department (“SED”) has continued the enrollment caps at Interboro at the same level of 1,000 new students as for the Spring 2007 semester. In June 2007, SED monitored Interboro’s progress with a third site visit. Interboro is awaiting SED’s final report. EVCI is not able to predict whether the final report will make any change to the enrollment caps or impose any other conditions.

•	On May 23, 2007, EVCI completed the ComVest Financing and Bank Debt Restructuring.

•	On May 23, 2007, Stephen Schwartz became the EVCI’s Chief Financial Officer to fill the vacancy created by the resignation of Richard Goldenberg.

•	On May 23, 2007, Brian H. Fluck and Inder Tallur were elected directors of EVCI to fill the vacancies created by the resignations of Royce N. Flippin, Jr. and Richard Goldenberg.

•	Summer 2007 enrollments were approximately as follows:

TCI had approximately 2,140 students, including approximately 690 new students. Interboro had approximately 1,700 students including approximately 550 new students. PSB had approximately 320 students including approximately 135 new students.

•
On June 13, 2007, NASDAQ notified EVCI that its common stock was subject to delisting from the NASDAQ Capital Market because EVCI was not satisfying NASDAQ’s $1.00 minimum bid price requirement and did not obtain stockholder approval for, and prior to the completion of, the ComVest Financing.

EVCI’s Board of Directors, on the recommendation of the Special Committee of the Board, determined it was necessary to complete the ComVest Financing before stockholder approval could be obtained in order to preserve EVCI’s financial viability. EVCI applied to the NASDAQ staff for a financial viability exception to the stockholder approval requirements for the ComVest Financing in accordance with the NASDAQ rules. The NASDAQ staff denied the application, based on management’s participation in the ComVest Financing on the same terms as ComVest, and notified EVCI that its common stock would be delisted for its failure to comply with the minimum bid price requirement and its failure to obtain prior stockholder approval for the ComVest Financing. EVCI appealed the staff’s denial to the NASDAQ Listing Qualifications Panel and participated in a hearing before the Panel on July 19, 2007. The appeal stayed any delisting action.

•
On June 26, 2007, the New York State Board of Regents returned to TCI the ability to confer degrees. As required by regulation, degree conferral authority was automatically transferred to the Regents when EVCI acquired TCI in September 2005.

U.S. Department of Education program review - ATB rescoring project

On November 14, 2006, Interboro reported to the U.S. Department of Education the results of the rescoring of ATB examinations, pursuant to the directive of the DOE, to determine how many students failed the test but were nevertheless admitted to Interboro and received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005. The results have been updated by reports to the DOE.

Based on the updated results, EVCI estimates that Interboro owes approximately $2.0 million and might owe as much as $4.5 million in total disallowances of Title IV and TAP tuition payments. EVCI has, as a reasonable estimate, accrued $3.7 million as a loss on settlement of tuition disallowance as of December 31, 2006 and June 30, 2007.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. If awards are granted subject to stockholder approval, the grant date is the date when, and if, such approval is obtained. This non-cash compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). We charged to operations approximately $307,000 for the six months ended June 30, 2007, as a result of our adoption of SFAS No. 123R, effective January 1, 2006.

Income taxes

We employ the liability method of accounting for income taxes pursuant to SFAS No. 109. Under this method, recorded deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. We provide a valuation allowance that reduces deferred tax assets to their net realizable value. Our review of FIN 48 indicates that it has no effect on our results of operations or financial position included in our 2006 year end, and first six months of 2007, financial statements.

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at TCI and Interboro, will qualify for Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is the economically disadvantaged in minority communities. For the six months ended June 30, 2007, Pell grants represented approximately 33%, and TAP grants represented approximately 32%, of our revenue. Other Title IV programs represented approximately 22% of our revenue.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The events following our receipt of the SED Draft Report in October 2005 had a material adverse affect on our business in 2006 and the first six months of 2007.

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

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. There were approximately 4,160 students enrolled at our colleges for the 2007 summer semester: approximately, 2,140 at TCI, 1,700 at Interboro, and 320 at PSB. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2007, 2006, 2005 and 2004 full-time enrollments by semester:

	2007	2006	2005	2004

Spring	6,145	6,160	3,700	2,800
Summer	4,160	4,140	2,650	1,975
Fall		6,090	7,600	3,900
		16,390	13,950	8,675

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

The effect of accelerated TAP was first felt with respect to the spring 2007 semester for those schools having three academic semesters per year. College administrations throughout New York State do not have experience before 2007 with how the new TAP accelerated rules will affect registration of continuing students. We estimate that our revenue for the summer 2007 semester was approximately $196,000 less at TCI and approximately $77,000 less at Interboro due to the effects of accelerated TAP.

Growth and capacity

Growth in registration at our colleges is limited by the capacity of the facilities in which our colleges operate. At Interboro, growth is also limited by the SED enrollment caps. To date we have not achieved total capacity and we believe that we are not likely to do so in the foreseeable future. We may be required to reduce our capacity as part of strategies discussed below in a risk factor captioned “Charges in Ability to Benefit test regulations could materially and adversely affect Interboro’s and TCI’s ability to operate and grow.”

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

Closing of Yonkers site

Interboro closed its Yonkers site on December 31, 2006. Set forth below are the revenues and the expenses attributable to the Yonkers site for the three and six months ended June 30, 2006.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenue	$345,000	$818,000

Cost of revenue	111,000	279,000
Salaries and benefits	186,000	356,000
Depreciation and amortization	24,000	51,000
Other expenses	153,000	327,000
Total expenses	$474,000	$1,013,000
Net Loss	$(129,000)	$(195,000)

Comparison of the three months ended June 30, 2007 and 2006

The following table summarizes our operating results as a percentage of our total revenue for the second quarters of 2007 and 2006:

	Three months ended June,
	2007	2006
Total revenue	100.0%	100.0%
Cost of revenue	42.6	42.1
Selling, general and administrative expenses	74.0	81.4
Total operating expenses	116.6	123.5
Loss before provision for income taxes	(23.3)	(26.5)
Net loss	(23.3)	(26.5)

Total revenue for the second quarter of 2007 decreased 0.8% or $120,000 to $14,669,000 from $14,789,000 for the second quarter of 2006. Interboro revenue for the second quarter of 2007 was $5,422,000, a decrease of $525,000 from the second quarter of 2006. Second quarter 2007 revenue was $8,511,000 at TCI and $736,000 at PSB as compared to second quarter 2006 revenue at TCI of $8,579,000 and at PSB of $263,000. The decline in revenue at Interboro reflects the impact of lower enrollment and lower net revenue per student as the result of internal partial grants and loans made to increase persistence and graduation rates.

Full time enrollment rose by 0.5% to 4,160 students for the three months ended June 30, 2007 from 4,140 for the six months ended June 30, 2006. Interboro’s enrollment decreased by 100 students in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Enrollment at Interboro for the spring 2007 semester included 25 of the 160 students enrolled at Interboro’s Yonkers site for the spring 2006 semester. For the summer 2007 semester, enrollment at Interboro included five of the 76 students enrolled at Interboro’s Yonkers site for the summer 2006 semester. For the three months ended June 30, 2007, enrollment was 2,140 at TCI and 320 at PSB compared to 2,200 at TCI and 140 at PSB for the three months ended June 30, 2006.

Revenue recognized in the second quarter of 2007 amounted to approximately 63.3 % of total revenue attributable to summer 2007 enrollments. Deferred revenue of $8,499,000 at June 30, 2007 will be recognized in the third quarter of 2007.

TCI and Interboro made partial grants (waivers of tuition) totaling $830,000 in the summer semester 2007. As a result, second quarter 2007 revenue was reduced by $388,000 and, third quarter revenue will be reduced by $442,000. These grants for the summer 2007 semester averaged $992 per recipient and assist us in improving our student retention rates.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. TCI offers its students Title IV loans and its most recent DOE official cohort default rate is 4.6% for 2005 an increase from 2.3% for 2004. TCI’s future cohort default rates could further increase as a result of the increase in numbers of ATB students admitted by TCI since spring 2005. Interboro does not currently participate in Title IV loan programs but is applying for authority to participate. PSB began participating in Title IV loan programs in the fall 2006 semester.

Cost of revenue increased by 0.2% or $12,000 to $6,244,000 for the quarter ended June 30, 2007 as compared to $6,232,000 for the quarter ended June 30, 2006. The cost of revenue in the second quarter of 2007 consists of $2,308,000 for Interboro, $3,575,000 for TCI and $361,000 for PSB. This represents an increase at TCI of $32,000, a decrease of $322,000 at Interboro and an increase at PSB of $302,000. The decline in cost of revenue at Interboro is mostly attributable to the closure of its Yonkers site and staff reductions in 2006 as part of its cost reduction plan. The increase at PSB was necessary to support its enrollment growth. As a percentage of total revenue, cost of revenue of each college for the 2007 second quarter was: TCI, 42.0%; Interboro, 42.6% and PSB, 49.1%.

Personnel included in cost of revenue at June 30, 2007 consisted of the following:

	June 30, 2007
	Interboro	TCI	PSB	Total

Adjunct instructors	94	90	20	204
Full-time instructors	64	66	13	143
Tutors and Testers	24	10	0	34
Admissions staff	28	32	5	65
Deans and staff	8	26	0	34
Academic advisors	10	5	1	16
Librarians	8	5	0	13
Total	236	234	39	509

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the second quarter of 2007 and 2006:

	Three months ended June 30,
	2007	2006
Salaries and benefits	27.9	31.1
Marketing	12.1	13.4
Depreciation	4.7	4.8
Professional and consulting fees	3.6	2.7
Non cash compensation	1.1	3.3
Other expenses	24.6	26.1
Total	74.0	81.4

Salaries and benefits decreased by 11.0% or $503,000 to $4,090,000 for the quarter ended June 30, 2007 from $4,593,000 for the comparable quarter a year ago. This decrease is mostly attributable to a decrease of $ 450,000 at Interboro and a decrease of $116,000 at TCI that was offset by an increase of $107,000 at EVCI. The decrease at Interboro is attributable to personnel decreases resulting from the closure of its Yonkers site and from its 2006 cost reduction plan. The increase at EVCI is primarily due to the accrual of a $150,000 performance bonus for EVCI’s chairman that was offset by reductions in his and other executive officer salaries beginning May 23, 2007. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs decreased by 10% or $198,000 to $1,777,000 for the quarter ended June 30, 2007 as compared to $1,975,000 for the quarter ended June 30, 2006. Included in marketing costs for the quarter ended June 30, 2007 are costs of $984,000 at TCI, $721,000 at Interboro and $72,000 at PSB. Marketing costs decreased by $21,000 at TCI and by $208,000 at Interboro because of the need to conserve cash pending the completion of the ComVest Financing. PSB’s marketing costs increased by $31,000 in order to support its growth. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to changes in new enrollees.

Professional fees increased by 29% or $118,000 to $522,000 for the quarter ended June 30, 2007 as compared to $404,000 for the quarter ended June 30, 2006. These increases primarily relate to the fees of $151,000 paid to the Special Committee in connection with the ComVest Financing and increases in accounting fees of $120,000 related to the ComVest Financing and delayed filing of our Form 10-K. These increases were offset primarily by the absence of legal fees payable with respect to the class action lawsuit, reductions in legal fees payable with respect to regulatory issues related to the SED Draft report and the absence of compliance costs related to the internal control reporting requirements of the Sarbanes Oxley Act of 2002.

Non-cash compensation charges decreased by $309,000 to $171,000 for the second quarter of 2007 as compared to $480,000 for the second quarter of 2006. This decrease primarily relates to the favorable impact in the second quarter of 2007 of the cancellation and replacement of stock options on October 24, 2006 and April 24, 2007.

Depreciation and amortization of property and equipment and intangibles decreased by 4.3% or $31,000 to $684,000 for the quarter ended June 30, 2007 from $715,000 for the quarter ended June 30, 2006.

Other expenses decreased by 6.5% or $250,000 to $3,610,000 for the quarter ended June 30, 2007 from $3,860,000 for the quarter ended June 30, 2006. There was a decrease at TCI of $247,000, of which $104,000 was related to bad debt expense. Interboro’s other expenses decreased by $80,000 in the second quarter of 2007 as compared to the second quarter of 2006 primarily because of decreases in rent and utilities, outside security, supplies, telephone, insurance maintenance. These decreases were offset by an increase in taxes of $120,000 due to an Interboro sales tax audit and by increases at PSB of $111,000 in order to support its enrollment growth.

Interest and financing costs increased by $524,000 to $1,008,000 for the three months ended June 30, 2007 as compared to $484,000 for the three months ended June 30, 2006. The increase is primarily due to interest expense and amortization of deferred financing costs associated with the ComVest Financing and Bank Debt Restructuring. Included in interest and financing costs for the three months ended June 30, 2007, is $378,000 of non-cash interest.

As a combined result of the factors discussed above, we incurred a net loss of $3,421,000 for the quarter ended June 30, 2007 as compared to a net loss of $3,912,000 for the quarter ended June 30, 2006.

Comparison of the six months ended June 30, 2007 and 2006

The following table summarizes our operating results as a percentage of our total revenue for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007	2006
Total revenue	100.0%	100.0%

Cost of revenue	36.7	37.0
Selling, general and administrative expenses	69.6	74.4
Total operating expenses	106.3	111.4
Loss before provision for income taxes	(11.2)	(13.8)
Net loss	(11.2)%	(13.9)%

Total revenue for the six months ended June 30, 2007 decreased 3.2% or $1,090,000 to $32,598,000 from $33,688,000 for the six months ended June 30, 2006. Revenue at Interboro decreased by $2,463,000. Revenue increased by $183,000 at TCI and by $1,190,000 at PSB. The decline in revenue at Interboro reflects the impact of lower enrollment and lower net revenue per student as the result of internal partial grants and loans made to increase persistence and graduation rates.

Full time enrollment rose by 0.5% to 10,305 students for the six months ended June 30, 2007 from 10,300 for the six months ended June 30, 2006. Interboro’s enrollment decreased by 370 students in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. For the six months ended June 30, 2007, enrollment was 5,230 at TCI and 645 at PSB compared to 5,200 at TCI and 300 at PSB for the six months ended June 30, 2006. Enrollment at Interboro for the spring 2007 semester included 25 of the 160 students enrolled at Interboro’s Yonkers site for the spring 2006 semester. For the summer 2007 semester, enrollment at Interboro included five of the 76 students enrolled at Interboro’s Yonkers site for the summer 2006 semester.

Revenue recognized in the six months ended June 30, 2007 amounted to approximately 79.3% of total revenue attributable to those six months enrollments. Deferred revenue of $8,499,000 at June 30, 2007 will be recognized in the third quarter of 2007.

TCI and Interboro offered partial grants (waivers of tuition) totaling $2,514,000 for the six months ended June 30, 2007. As a result, revenue was reduced by $2,071,000 and third quarter revenue will be reduced by $442,000. These grants average $1,000 per recipient and assist us in improving our student retention rates.

Cost of revenue decreased by 3.9% or $491,000 to $11,971,000 for the six months ended June 30, 2007 as compared to $12,462,000 for the six months ended June 30, 2006. The decrease is mostly attributable to reductions at Interboro of $773,000 resulting from the closure of its Yonkers site and staff reductions in 2006 as part of its cost reduction plan. The decrease was offset by an increase at PSB of $355,000 to support its growth. As a percentage of total revenue, cost of revenue for each college for the six months ended June 30, 2007 was: at Interboro, 36.3%, TCI, 37.6% and PSB, 30.5%. This compares to the first six months of 2006: Interboro, 35.5%; TCI, 38.3% and PSB, 31.5%

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the six months ended June 2007 and 2006:

	Six months ended June 30,
	2007	2006
Salaries and benefits	26.3	29.4
Marketing	10.5	9.8
Depreciation	4.2	4.4
Professional and consulting fees	3.2	4.1
Non cash compensation	.9	2.7
Other expenses	24.5	24.0
Total	69.6	74.4

Salaries and benefits decreased by 13.6 % or $1,346,000 to $8,560,000 for the six months ended June 30, 2007 from $9,906,000 for the comparable period a year ago. This decrease mostly relates to reductions at Interboro of $1,183,000 resulting from its 2006 cost reduction plan and the closure of its Yonkers site. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs increased by 3.8% or $126,000 to $3,421,000 for the six months ended June 30, 2007 as compared to $3,295,000 for the six months ended June 30, 2006. Included in marketing costs for the six months ended June 30, 2007 are costs of $1,859,000 from TCI, $1,389,000 from Interboro and $173,000 from PSB. Marketing costs decreased at TCI by $21,000 and increased at Interboro by $35,000. Marketing costs were budgeted lower at TCI and Interboro because of the need to conserve cash pending the completion of a financing. PSB’s marketing costs increased by $112,000 in order to support its growth. Marketing costs consist primarily of print and other media advertising costs used to attract new students and will generally increase or decrease in proportion to the change in numbers of new enrollees.

Professional fees decreased by 24.6% or $343,000 to $1,054,000 for the six months ended June 30, 2007 as compared to $1,397,000 for the six months ended June 30, 2006. This decrease is primarily due to the absence of legal fees payable with respect to the class action lawsuit, reductions in legal fees payable with respect to regulatory issues related to the Draft SED Report and the absence of costs related to the internal control reporting requirements of the Sarbanes Oxley Act of 2002. These decreases were offset by the fees of $151,000 paid to the Special Committee in connection with the ComVest Financing.

Non cash compensation charges decreased by $595,000 to $307,000 for the six months ended June 30, 2007 as compared to $902,000 for the six months ended June 30, 2006. This decrease primarily relates to the favorable impact in the first six months of 2007 of the cancellation and replacement of stock options on October 24, 2006 and April 24, 2007.

Depreciation and amortization of property and equipment and intangibles decreased by 8.1% or $119,000 to $1,356,000 for the six months ended June 30, 2007 from $1,475,000 for the six months ended June 30, 2006.

Other expenses decreased by 1.2% or $98,000 to $7,995,000 for the six months ended June 30, 2007 from $8,093,000 for the six months ended June 30, 2006. There was a decrease at TCI of $73,000. Interboro’s other expenses decreased by $325,000 in the first six months of 2007 primarily due to the closure of its Yonkers facility. Other expenses increased at PSB by $341,000, which included a bad debt expense of $250,000 and other operational expenses to support its growth.

Interest and financing costs increased by $704,000 to $1,626,000 for the six months ended June 30, 2007 as compared to $922,000 for the six months ended June 30, 2006. The increase is primarily due to interest expense and amortization of deferred financing costs associated with the ComVest Financing and the Bank Debt Restructuring. Included in interest and financing costs for the six months ended June 30, 2007 is $378,000 of non-cash interest.

As a combined result of the factors discussed above, we incurred a net loss of $3,660,000 for the six months ended June 30, 2007 as compared to a net loss of $4,679,000 for the six months ended June 30, 2006.

Financial Condition, Liquidity and Capital Resources

We used  $3,311,000 from our operating activities for the six months ended June 2007. In addition, we expended approximately $157,000 on purchases of property and equipment during that period. At June 30, 2007, we had cash and cash equivalents of approximately $ 1,106,000, $400,000 available under our revolving line of credit and $3,200,000 available by increasing the term loan to pay accrued disallowances of $3,700,000 relating to the ATB rescoring project.

As the result of the ComVest Financing and Bank Debt Restructuring, our liquidity has been strengthened but remains strained, in significant part, because our summer semester historically generates the lowest amount of revenue and cash compared to our spring and fall semesters. We believe we will be able to satisfy financial responsibility requirements of our regulators. While we believe we have sufficient funds to conduct our current business and operations for the foreseeable future, our ability to continue to implement our revenue and profit growth strategy will be adversely affected if we are unable to meet our enrollment objectives.

The terms of the ComVest Financing and Bank Debt Restructuring are summarized in Notes 4 and 5 of Notes to our Condensed Consolidated Financial Statements.

During 2007 we expect to spend approximately $800,000 in capital improvements at our schools.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2007:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 Years		4-5 years		More than 5 years
Line of credit	$4,600	$4,600	$		$
Long-term debt	3,915	3,129		758		28
Capital leases	297	229		68
Convertible note	9,785			9,785
Operating leases	43,935	6,373		17,969		12,203	7,390
Total contractual cash obligations	$62,532	$14,331		$28,580		$12,231	$7,390

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

Interest rate risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for the quarter ended June 30, 2007 by approximately $125,000.

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

There have been no changes in EVCI’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, EVCI’s internal control over financial reporting.

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

The following risk factors include material changes from the risk factors included in our Form 10-K/A, Amendment No. 1, for the year ended December 31, 2007. Other material changes in those risk factors may be included in other 2007 quarterly reports on Form 10-Q.

A failure by any of our colleges to comply with extensive federal and state regulations could have a material adverse impact on its ability to operate and grow.

Adverse changes in the rules governing TAP disbursements could materially impede Interboro’s and TCI’s ability to operate.

Changes in Ability to Benefit test regulations could materially and adversely affect Interboro’s and TCI’s ability to operate and grow.

For the past four semesters, ATB students have averaged approximately [77%] of Interboro’s enrollment, approximately [41%] of TCI’s enrollment and approximately [41%] of PSB’s enrollment. They are students who entered Interboro, TCI or PSB without a high school diploma or a GED, in significant part, because they achieved a minimum federally approved score, or a higher score set by the college, on a test approved by the DOE that demonstrates that they have the “ability to benefit” from a college’s program of study.

Governor Eliot Spitzer’s 2007 budget proposed that students who first receive TAP grants in academic year 2007/2008 or thereafter must have a high school diploma or GED or meet other academic standards or requirements determined by New York’s Commissioner of Education. The Legislature substantially modified the Governor’s proposal to require ATB students to pass a Federally approved ATB test that has been identified as appropriate by the Board of Regents and has been “independently administered and evaluated” as defined by the New York Commissioner of Education.

In July, SED advised New York colleges that the Board of Regents will be meeting on September 11, 2007 to consider SED recommendations regarding the implementation of regulations of the Commission of Education that were approved by the Board of Regents on June 26, 2007. The new regulations relate, in significant part, to the federally approved ATB tests that may be used by colleges and SED’s approval of the passing score a college proposes to use for each ATB test selected by the college. In determining whether to approve a score requested by a college, SED will consider several factors designed to align college admissions requirements with the level of the academic program and academic support being provided to the student. For the fall 2007, all federally approved ATB tests may be used. For terms subsequent to the fall of 2007, SED will identify those federally approved ATB tests that may be used by colleges, subject to the Regents’ approval on September 11.

The CPAt is currently the ATB exam used at TCI and Interboro. The CPAt is also the federally approved ATB exam used by many colleges admitting ATB students. The CPAt has a higher pass rate for student applicants than some of the other federally approved ATB exams. Accordingly, EVCI believes the CPAt may not be included in the list approved by the Regents if they want to make admission standards more difficult for ATB students or, if included on the list, it will become more difficult to pass as a result of increases in passing scores mandated by SED.

Any changes in current laws governing TAP that materially limit Interboro’s and TCI’s ability to enroll ATB students or the availability of financial aid to ATB students, could have a corresponding material adverse affect on Interboro and TCI unless they are able to implement strategies to accommodate any material adverse change. Even if Interboro and TCI were successful in implementing new strategies, in the interim EVCI’s financial condition and results of operations could be materially and adversely affected. Furthermore, the ongoing costs of new strategies could adversely affect EVCI’s results.

Those strategies could include the following:

•	increase marketing efforts to enlarge applicant pool

•	increase efforts to provide students with more tutoring in math, English and reading skills

•	apply to the DOE for the ability to offer Title IV loans at Interboro that could be used to offset a student’s ineligibility to receive TAP grants

•	increase efforts to attract a higher percentage of high school graduates and students with GEDs

•	if necessary, downsize operations to accommodate lower new ATB student enrollments

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

Title IV program reviews, audits and inquiries of Interboro and TCI could result in their becoming ineligible to participate in Title IV program, or TAP or being required to make material refunds of Title IV and TAP funds and/or pay penalties and EVCI being required to reduce its operating income by the amount of those refunds and payments.

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

Interboro completed the rescoring of 9,513 ATB recipients’ tests and submitted the results to the DOE by the DOE’s deadline of November 14, 2006. EVCI has accrued $3.7 million as of December 31, 2006, to provide for potential refunds of Pell and TAP grants, and has estimated this amount could reach $4.5 million. Borrowings under EVCI’s senior credit facility will be used to pay the amounts that are ultimately determined to be owed by Interboro to the DOE and HESC. For additional information about this potential liability, see Note 7 of Notes to Consolidated Financial Statements.

In March 2007, the DOE’s Office of Inspector General started an audit to determine whether TCI correctly administered the Pell Grant and student loan programs (FFELP) for the period July 1, 2005 through June 30, 2006. In July, the OIG sent TCI a draft of a possible finding that TCI’s fault prevention policy violated the Higher Education Act (“HEA”). Based on a review of the history of that policy and advice from regulatory counsel regarding applicable regulatory requirements, TCI believes its policy complies with the HEA. However, TCI could be wrong about its belief.

In May 2007, EVCI and Interboro received a letter and accompanying document subpoena from the OIG. The subpoena requests documents relating to Interboro’s testing and financial aid departments. With the assistance of regulatory counsel, EVCI and Interboro responded timely to the subpoena on July 31, 2007 by supplying information identified to date. We could be wrong in our assessment to date that nothing was done by EVCI or Interboro that would result in the OIG’s inquiry resulting in additional costs that materially exceed the cost involved in providing the documents requested and responding to follow up inquiries posed by the OIG. Furthermore, the continuing cost of responding to the subpoena could be material.

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

Over the longer term, we expect enrollments at, and earnings of, our colleges to grow at a much slower rate than prior to 2006.

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

Higher visibility translates into greater scrutiny, especially when there is adverse publicity concerning other public companies owning for profit-career colleges. Greater scrutiny increases the likelihood that regulators will seek to limit a college’s growth. It also increases the likelihood that the media may seek to discredit a college’s business model and conduct of its business, as has been the case with Interboro.

Our ability to achieve enrollment goals in the future is subject to the effect of any continuing SED enrollment caps at Interboro as well as the effect on TCI and Interboro of Regents’ action, discussed above, relating to the selection and pass points of ATB exams.

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

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23]	--	Amended and Restated By-Laws of the Registrant.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

3.11**	--	Certificate of Amendment, filed August 1, 2007, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
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

10.47[35]	--	First Amendment, made April 30, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.48[36]	--	Second Amendment made June 26, 2006, to Amended and Restated Credit Agreement dated as of September 16, 2005 and amended and restated as of March 31, 2006.

10.49[36]	--	Waiver Agreement made August 9, 2006 relating to Amended and Restated Credit Agreement dated September 16, 2005 and amended and restated as of March 31, 2006.

10.50[37]	--	Letter Agreement, dated October 24, 2006, between the Registrant and Dr. Arol I. Buntzman.

10.51[38]	--	Memorandum of Agreement dated January 30, 2007 between Office & Professional Employees International Union, Local 153, AFL-CIO, and Interboro Institute.

10.52 (a)[39]	--
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.52 (b)[39]	--	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)[39]	--	Exhibit C to Securities Purchase Agreement: Form of Intercreditor Agreement.

10.52 (d)[39]	--	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)[39]	--	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)[39]	--	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.53 (a) [40]	--
Letter Agreement, dated as of June 18, 2007, between the Registrant and Dr. Arol I. Buntzman correcting and reforming Letter Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55[38]	--	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56[38]	--	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)[38]	--	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58[38]	--	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59[38]	--	Form of Warrant to be issued by Registrant.

10.60[38]	--	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61[39]	--	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62[38]	--
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63[38]	--	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A.

10.64[40]	--	Termination of Change of Control Agreement, effective April 24, 2007, between the Registrant and Richard Goldenberg.

10.65[40]	--	Form of Convertible Note, Warrant and Purchase Agreement Clarification Agreement.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated September 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, and the notes related thereto.

99.6[30	--
Audited financial statements of Technical Career Institutes, Inc. as of
September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004 and the notes related thereto.

99.7 [30]	--	Unaudited pro forma financial information for the year ended December 31, 2004 and the nine months ended September 30, 2005 and the notes related thereto.

99.8 [31]	--	Press release dated December 5, 2005 and captioned “EVCI Career Colleges Receives Final Report of Compliance Review of Interboro Institute.”

99.9 [31]	--	Draft Report of Compliance Review of Interboro Institute dated October 7, 2005.

99.10[31]	--	Response of Interboro Institute Inc., dated November 3, 2005, to two draft reports from the State Education Department of New York.

99.11 [31]	--
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

__
__________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed March 31, 2007.
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.
[38]	Incorporated by reference to the Registrant’s Form 10-K filed April 27, 2007. Please note that Exhibits 10.57(a), 10.57(b), 10.57(c) and 10.57(d) have been included together as Exhibit 10.57 on Edgar.
[39]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 2, filed May 23, 2007.
[40]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 3, filed August 10, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007

EVCI CAREER COLLEGES HOLDING CORP.

By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Stephen Schwartz
Stephen Schwartz Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report.

Exhibit No.*	Description of Exhibit

3.1[1] --	Certificate of Incorporation of the Registrant.

3.2[1] --	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1] --	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3] --	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5[23] --	Amended and Restated By-Laws of the Registrant.

3.6[5] --	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16] --	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5] --	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5] --	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20] --	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

3.11**	Certificate of Amendment, filed August 1, 2007, to Certificate of Incorporation of the Registrant.

4.2[2] --	Form of Common Stock certificate.

4.3[4] --	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6] --	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7] --	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14] --	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17] --	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28] --	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28] --	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9] --	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23] --	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10] --	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11] --	2001 Non-Qualified Stock Option Plan.

10.6[9] --	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1] --	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4] --	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12] --	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12] --	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8] --	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8] --	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13] --	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13] --
Form of Share Claim Purchase and Registration Rights Agreement between the Registrant and each investor acquiring a portion of the Amaranth Trading L.L.C.’s rights to claims to shares of EVCI’s common stock upon conversion of Series B Preferred shares.

10.15[14] --	Third Amendment and Lease Extension Agreement, made as of August 1, 2003, between 444 Realty Company, L.L.C. and Interboro Institute, Inc.

10.16[15] --	Ownership and Registration Rights Agreement, dated November 11, 2003, between the Registrant and JLF Partners I, L.P., JLF Partners II, L.P. and JLF Offshore Fund.

10.17(a)[16]--	Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.17 (b)[23]--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.18[16] --	Option Agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.19[16] --	Change of control letter agreement between the Registrant and Joseph D. Alperin dated January 1, 2004.

10.20[16] --	Agreement, made February 28, 2004, between Interboro Institute, Inc. and OPEIU Local 153, AFL-CIO.

10.21[17] --	Securities Purchase Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.22[17] --	Registration Rights Agreement, dated March 29, 2004, by and among the Registrant and each buyer named in the Schedule of Buyers.

10.23[18] --	Ownership and Registration Rights Agreement, dated April 2, 2004, by and among the Registrant and six funds managed by Wellington Management Company, LLP.

10.24[19] --	2004 Amended and Restated Incentive Stock Plan

10.25[20] --	Form of Stock Option Agreement (Nonqualified Stock Option)

10.26[20] --	Form of Stock Option Agreement (Nonqualified Stock Option) covering option grants to executive officers that were approved at the Registrant’s July 27, 2004 stockholders meeting.

10.27[21] --	Lease made November 17, 2003 between Spruce Spires Associates, LP, and Interboro Institute, Inc.

10.28 (a)[22]--
Sublease for Premises at 37-02 Main Street, Flushing, NY 11354, dated March 28, 2005, between Genking, LLC and Interboro Institute, Inc. with
Exhibit A and letter agreement, dated April 15, 2005, amending such sublease.

10.28 (b)[22]--	Consent to Sublease, dated April 22, 2005, among Mehran Enterprises Ltd., Futurama Home Furniture of Queens, Inc., Genking, LLC and Interboro Institute, Inc.

10.28 (c)[22]--	Sublease, dated March 30, 2004, between Futurama Home Furniture of Queens, Inc. and Genking, LLC.

10.28 (d)[22]--	Agreement of Lease, dated March 6, 2001, between Mehran Enterprise Ltd. and Futurama Home Furniture of Queens, Inc.

10.29 [24] --
Stock Purchase Agreement, dated June 30, 2005, among EVCI Career Colleges Holding Corp., Technical Career Institutes, Inc., East Coast Training Services of Delaware, Inc., East Coast Capital Corp. and North American Training Services, Inc., with Exhibits (Schedules will be provided supplementally to the Securities and Exchange Commission upon request).

10.30(a)[25] --	Loft Lease dated as of September 1, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(b)[25] --	Letter agreement dated August 18, 2004 between Getty Square Partners LLC and Interboro Institute, Inc.

10.30(c)[25] --	First Amendment to Lease dated as of July 14, 2005 between Getty Square Partners LLC and Interboro Institute, Inc.

10.31[28] --	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. Arol I. Buntzman.

10.32[28] --	2004 Amended and Restated Incentive Stock Plan Restricted Stock Award Agreement, dated August 12, 2005, between the Registrant and Dr. John J. McGrath.

10.33 (a)[26]--	Credit Agreement, dated as of September 16, 2005, among the Registrant, the Guarantors from time-to-time parties thereto, the lenders from time-to-time parties thereto and Harris N.A.

10.33 (b) [28]--	First Amendment to Credit Agreement , dated as of November 10, 2005, between the Registrant and Harris, N.A.

10.34 [26] --	Security Agreement, dated as of September 16, 2005, among EVCI and other Debtors and Harris N.A.

10.35 [26] --	Trademark Collateral Agreement, dated September 16, 2005, between Technical Career Institutes, Inc. and Harris N.A.

10.36 [27] --	Employment Agreement, dated as of September 29, 2005, between EVCI and Joseph J. Looney.

10.37 [27] --	Change of control letter agreement, dated September 29, 2005, between EVCI and Joseph J. Looney.

10.38 [28] --	Lease Agreement between Brill & Sharma Equities and Pennsylvania School of Business for a term commencing June 1, 2005.

10.39 (a)[28] --	Net Lease, dated as of December 19, 1997, between Overtime Properties LLC and Technical Career Institutes, Inc.

10.39 (b)[28] --	First Amendment of Lease dated as of October 1, 2002 between Overtime Properties, LLC and Technical Career Institutes, Inc.

10.40 (a)[28] --	Lease, dated October 11, 1994, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (b)[28] --	First Amendment of Lease, dated January 20, 1995, between F.H.E.A. Associates and Technical Career Institutes, Inc.

10.40 (c)[28] --	Second Modification and Extension of Lease Agreement, dated April 15, 2005, between Eighth Avenue Limited Liability Company and Technical Career Institutes, Inc.

10.41 (a)[28] --	Collective Bargaining Agreement between Technical Career Institutes, Inc. and T.O.P. Local 2110 UAW, AFL-CIO, effective October 10, 1992- October 9, 1995, and covering office clerical employees.

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

10.52 (a)[39] --
Securities Purchase Agreement, dated as of April 24, 2007, (the “SPA”) between the Registrant and ComVest Investment Partners III, L.P. (“ComVest”). Schedules will be provided     supplementally to the Securities and Exchange Commission upon request.

10.52 (b)[39] --	Exhibit A to Securities Purchase Agreement: Form of ComVest Secured Convertible Promissory .

10.52 (c)[39] --	Exhibit C to Securities Purchase Agreement: Form of Intercreditor Agreement.

10.52 (d)[39] --	Exhibit D to Securities Purchase Agreement: Form of ComVest Registration Rights Agreement.

10.52 (e)[39] --	Exhibit E to Securities Purchase Agreement: Form of Security Agreement.

10.52 (f)[39] --	Exhibit F to Securities Purchase Agreement: Form of ComVest Warrant.

10.53[38] --	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.53 (a)[40] --
Letter Agreement, dated as of June 18, 2007, between the Registrant and Dr. Arol I. Buntzman correcting and reforming Letter Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman.

10.54[38] --	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.55[38] --	Letter Agreement regarding employment, dated April 24, 2007, between the Registrant and Joseph D. Alperin, Esq.

10.56[38] --	Employment Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.57 (a)[38] --	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. Arol I. Buntzman..

10.57 (b)[38] --	Purchase Agreement, dated April 24, 2007, between the Registrant and Dr. John J. McGrath.

10.57 (c)[38] --	Purchase Agreement, dated April 24, 2007, between the Registrant and Joseph D. Alperin.

10.57 (d)[38] --	Purchase Agreement, dated April 24, 2007, between the Registrant and Stephen Schwartz.

10.58[38] --	Form of Secured Convertible Promissory Note to be issued by Registrant to each of Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.59[38] --	Form of Warrant to be issued by Registrant.

10.60[38] --	Registration Rights Agreement, dated April 24, 2007, among the Registrant and Arol I. Buntzman, John J. McGrath, Joseph D. Alperin and Stephen Schwartz.

10.61[39] --	Letter Agreement, dated April 24, 2007, among ComVest, Dr. Arol I. Buntzman, Dr. John J. McGrath, Joseph D. Alperin, Esq. and Stephen Schwartz.

10.62[38] --
Second Amended and Restated Credit Agreement, dated April 24, 2007, among the Registrant, the Guarantors from time to time parties thereto, and Harris N.A. as lender. Schedules will be provided supplementally to the Securities and Exchange Commission upon request.

10.63[38]	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A

10.64[40] --	Termination of Change of Control Agreement, effective April 24, 2007, between the Registrant and Richard Goldenberg.

10.65[40] --	Form of Convertible Note, Warrant and Purchase Agreement Clarification Agreement.

31.1** --	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2** --	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1** --	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2** --	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21] --	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24] --	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27] --	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28] --	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30] --	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

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

__________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.

[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.
[38]	Incorporated by reference to the Registrant’s Form 10-K filed April 27, 2007. Please note that Exhibits 10.57(a), 10.57(b), 10.57(c) and 10.57(d) have been included together as Exhibit 10.57 on Edgar.
[39]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 2, filed May 23, 2007.
[40]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 3, filed August 10, 2007.