Form 10-Q
period 2007-09-30
EVCI Career Colleges Holding Corp
filed 2007-11-19
CIK 1065591

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,159,552 shares as of November 15, 2007.

Table of Contents

Part I

Financial Information

Item 1. Condensed Financial Statements	Page

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	1

Condensed Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	2

Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Overview and Critical Accounting Policies	16

Comparison of the three months ended September 30, 2007 and 2006	21

Comparison of the nine months ended September 30, 2007 and 2006	24

Financial Condition, Liquidity and Capital Resources	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

Part II

Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Matters	39

Item 6. Exhibits	40

Signatures	51

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,741,544	$2,151,238
Student accounts receivable, less allowance for doubtful accounts
of $6,936,275 and $3,608,249 respectively	23,473,726	5,860,856
Other receivables	42,495	955,384
Prepaid income taxes	285,655	329,986
Prepaid expenses and other current assets	1,343,251	712,681
Total current assets	26,886,671	10,010,145
Property and Equipment - net	5,294,772	6,061,555
Intangible assets	11,303,892	11,958,985
Goodwill	5,320,121	5,320,121
Deferred income tax asset, net of valuation allowance of $6,957,500	5,557,500	5,557,500
Other assets	3,832,540	2,775,991
Total Assets	$58,195,496	$41,684,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving credit line	$4,802,008	$2,000,000
Accounts payable and accrued expenses	10,133,628	10,453,786
Current portion of accrued liability related to closed facility	-	296,517
Deferred tuition revenue	21,091,784	195,096
Current portion of capital lease obligation	169,086	327,215
Current portion of notes payable	2,387,855	2,386,232
Total current liabilities	38,584,361	15,658,846
Convertible note	4,043,881	-
Capital lease obligation, net of current portion	42,022	135,620
Notes payable, net of current portion	704,983	9,677,697
Accrued liability related to closed facility, net of current portion	-	1,491,329
Deferred rent	1,515,951	1,252,342
Total liabilities	44,891,198	28,215,834
Stockholders' Equity:
Preferred stock - $.0001 par value; authorized 1,000,000 shares: none issued and outstanding	-	-
Common stock - $.0001 par value; authorized 36,666,666 shares; issued and
outstanding 5,159,552 and 4,229,872 respectively	1,569	1,290
Additional paid-in capital	61,921,301	52,677,754
Accumulated deficit	(48,618,572)	(39,210,581)
Stockholders' equity	13,304,298	13,468,463
Total Liabilities and Stockholders' Equity	$58,195,496	$41,684,297

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net revenue	$12,736,675	$12,143,985	$45,109,047	$45,579,193
Other income	152,562	141,759	377,881	394,978
Total revenue	12,889,237	12,285,744	45,486,928	45,974,171

Operating expenses:
Cost of revenue	5,701,859	5,830,508	17,638,503	18,292,740
Selling, general and administrative	13,024,869	11,112,899	35,752,037	36,180,407
Gain on reversal of accrued liability related to closed facility	(1,575,141)	-	(1,575,141)	-
Loss on settlement of tuition disallowance	-	2,700,000	-	2,700,000
Total operating expenses	17,151,587	19,643,407	51,815,399	57,173,147

Loss from operations	(4,262,350)	(7,357,663)	(6,328,471)	(11,198,976)

Other income (expense):
Interest and financing costs	(1,494,650)	(571,026)	(3,120,477)	(1,493,440)
Interest income	8,611	14,257	40,957	129,596
Loss before provision for income taxes	(5,748,389)	(7,914,432)	(9,407,991)	(12,562,820)
Provision for income taxes	-	-	-	30,000
Net loss	$(5,748,389)	$(7,914,432)	$(9,407,991)	$(12,592,820)

Net loss per common share:
Basic and diluted	$(1.12)	$(1.91)	$(2.02)	$(3.04)

Weighted average of common shares outstanding:
Basic and diluted	5,111,761	4,152,722	4,647,315	4,147,213

See Notes to Condensed Consolidated Financial Statements

EVCI CAREER COLLEGES HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(9,407,991)	$(12,592,820)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,665,088	2,605,330
Bad debt expense	2,012,054	1,428,277
Non cash compensation expense	1,415,734	1,364,870
Non-cash interest expense	1,275,540	-
Gain on reversal of accrued liability related to closed facility	(1,575,141)	-
Changes in operating assets and liabilities;
Increase in students accounts receivable	(19,624,924)	(16,432,912)
Decrease (increase) in prepaid income taxes	44,331	(235,553)
Decrease (increase) in prepaid expenses and other current assets	957,294	(68,701)
Decrease in other assets	161,934	9,303
(Decrease) increase in accounts payable and accrued expenses and income taxes payable	(320,160)	3,685,404
Decrease in accrued liability related to closed facility	(212,705)	-
Increase in deferred tuition revenue	20,896,688	17,344,784
Increase in deferred rent	263,609	148,338
Net cash provided by/(used in) operating activities	(1,448,649)	(2,743,680)

Cash flows from investing activities:
Purchases of property and equipment	(412,758)	(1,262,453)
Deposits required	-	(10,000)
Deposits returned	276,478	55,330
Escrow funds received Interboro previous shareholder	-	52,253
Net cash provided by/(used in) investing activities	(136,280)	(1,164,870)

Cash flows from financing activities:
Proceeds from Revolving line of credit	4,802,008	-
Principal payments on capital lease obligation	(423,377)	(235,230)
Principal payment on notes payable	(10,971,091)	(2,000,000)
Proceeds from convertible note	9,515,825	-
Proceeds from issuance of common stock	1,363,624	-
Financing costs related to bank agreement	(2,795,682)	(289,535)
Issuance costs on common stock	(316,072)	-
Proceeds from financing of equipment	-	1,067,518
Proceeds from exercise of options and warrants	-	19,267
Net cash provided by/(used in) financing activities	1,175,235	(1,437,980)

Net decrease in cash and cash equivalents	(409,694)	(5,346,530)

Cash and cash equivalents at beginning of period	2,151,238	9,273,206

Cash and cash equivalents at end of period	$1,741,544	$3,926,676

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,293,686	$1,493,440
Income taxes	$23,975	$265,553

Supplemental schedule of noncash investing and financing activities:

Notes payable and capital lease obligations incurred in the acquisition of equipment	$171,650	$-

Purchase Price Adjustment	$-	$300,000

Value of warrants issued in conjuction with convertible note	$6,643,022	$-

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Note 1 - Business and Basis of Presentation

 EVCI Career Colleges Holding Corp. (“EVCI”) provides on-campus career college education through its subsidiaries Technical Career Institutes, Inc. (“TCI”), Interboro Institute, Inc. (“Interboro”) and Pennsylvania School of Business, Inc. (“PSB”). Unless the context requires otherwise, references below to EVCI in discussions about the operations of its colleges are to those colleges, collectively. EVCI as a separate entity, is neither accredited nor licensed to operate any college and, accordingly, is solely a holding company.

TCI. EVCI acquired TCI in September 2005. With an emphasis on technology, TCI offers two-year college degree programs. Nearly all programs lead to the Associate in Applied Sciences degree. TCI also offers some certificate programs. Its main campus is on 31st Street in Manhattan, diagonally across from Penn Station, and is supported by a nearby college annex. TCI is preparing to offer courses, starting in the spring of 2008, in the reopened Yonkers site that was closed by Interboro in December 2006. TCI is accredited by the New York State Board of Regents. In addition, TCI is regionally accredited by the Middle States Commission on Higher Education. Middle States is located at 3624 Market Street, Philadelphia, PA 19104-3680. TCI’s 2007 fall semester enrollment was approximately 3,220 students.

Interboro. EVCI acquired Interboro in January 2000. Interboro offers two-year college degree programs leading to the Associate in Occupational Studies degree and Associate in Applied Sciences degree. It has a main campus in mid-town Manhattan and extension centers in Flushing, New York and in the Washington Heights section of Manhattan, New York. Each of Interboro’s sites has a college annex. Interboro is accredited by the New York State Board of Regents. Interboro’s 2007 fall semester enrollment was approximately 2,575 students.

PSB. EVCI acquired PSB in January 2005. PSB offers two Associate in Specialized Business Degree programs and two diploma programs in information technology as well as three recently authorized business diploma programs. PSB is seeking authorization to award the Associate in Specialized Business Degree for those diploma programs. PSB is accredited by the Accrediting Commission of Career Schools and Colleges of Technology. PSB relocated to downtown Allentown, Pennsylvania in May 2005. PSB’s 2007 fall semester enrollment was approximately 400 students.

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

In evaluating whether there has been impairment, EVCI estimates and discounts the sum of the expected future cash flows derived from the reporting unit. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment charge. EVCI used the discounted cash flow method to determine its goodwill had not been impaired as of December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. EVCI’s review of this new standard indicates it has no effect on EVCI’s results of operations or financial position for the three and nine months ended September 30, 2007.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. EVCI’s results of operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with EVCI’s audited financial statements as of December 31, 2006 and for the year then ended, and the notes thereto, in our 10-K/A, Amendment No. 1, for the year ended December 31, 2006.

Although EVCI’s liquidity is strained, it believes it will have sufficient cash to satisfy its cash requirements through the end of 2007. EVCI believes that cash generated from its operations, as currently conducted, will not be sufficient to satisfy its operating cash needs at various times in 2008, including in January. EVCI is considering modifications to its business that would reduce operating costs and improve its cash flow and liquidity. Pending the implementation of modifications, EVCI will require financing to cover shortfalls in its cash needs. A current investor is working with EVCI on the analysis and has indicated that it will consider providing additional financing but needs more information and analysis from EVCI before it can decide whether, and on what terms, that investor would provide additional financing. Our cash needs and the availability and terms of additional financing are affected by unresolved regulatory matters discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and below in Risk Factors.

The uncertainties described above regarding EVCI’s cash needs, the availability of additional financing, unresolved regulatory matters and potential modifications of its business could raise doubt about EVCI’s ability to continue its operations.

There have been no significant changes in our accounting policies since December 31, 2006.

Note 2 - Stockholders’ Equity

Common stock

On July 31, 2007, EVCI’s stockholders approved an amendment to EVCI’s Certificate of Incorporation to increase its authorized common stock from 6.6 million to 36.6 million shares.

Stock split

On July 31, 2007, EVCI’s stockholders authorized EVCI’s Board of Directors to amend EVCI’s Certificate of Incorporation to effect a reverse stock split of its common stock. On August 28, 2007, EVCI’s Board of Directors approved a reverse stock split of one-for-three that became effective on August 28, 2007. Accordingly, all common stock share amounts, including authorized common stock, and per share data has been adjusted for this reverse stock split.

Earnings per share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the financial statements for all entities with complex capital structures. Basic EPS is computed as net earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable from potential common stock including stock options, warrants and convertible securities. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Basic weighted average number of common shares outstanding	5,111,761	4,152,722	4,647,315	4,147,213

Effect of assumed exercise of outstanding options*	-	-	-	-

Effect of assumed exercise of outstanding warrants*	-	-	-	-

Effect of assumed exercise of outstanding convertible notes*	-	-	-	-

Diluted weighted average number of shares of common stock outstanding	5,111,761	4,152,722	4,647,315	4,147,213

Restricted shares, options and warrants not included above	11,852,976	783,775	11,852,976	783,775
_______________
* Not included because their effect would be anti-dilutive.

Stock options and warrants

Effective January 1, 2006, EVCI began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. As a result of the adoption of SFAS No. 123R, non-cash compensation expense related to EVCI’s grants of stock and options was $1,416,000 and $1,365,000 for the nine months ended September 30, 2007 and 2006, respectively.

During the first quarter of 2007, options were automatically granted to our independent directors to purchase 13,333 shares at an exercise price of $1.20 per share.

On April 24, 2007, the four members of management participating in the ComVest Financing (discussed in Note 5) were granted five year options under EVCI’s 1998 and 2004 incentive stock plans to purchase a total of 725,037 shares at $1.74 per share in connection with their surrender of options to purchase 305,495 shares at $3.00 per share and other agreements made by them pursuant to amendments to their employment agreements. The new options fully vested and became exercisable upon the closing of the ComVest Financing.

On April 24, 2007, options to purchase 333,333 shares at $1.74 per share were granted to a new director upon joining the Board and agreeing to be the chairman of an educational oversight committee that was formed on July 31, 2007. The options expire April 23, 2017 and vest and become exercisable in four equal annual installments that commenced on the grant date.

Except as noted, the following discussion relates to 14,325,570 shares underlying warrants and convertible notes and 1,565,520 shares underlying options that were subject to stockholder approval, including because EVCI did not have the requisite unreserved shares available until stockholders approved the increase in EVCI’s authorized common stock to 36,666,666 shares on July 31, 2007.

On April 24, 2007, for other agreements made by them pursuant to amendments to their employment agreements, the four executive officers participating in the ComVest Financing were also granted five year options to purchase 1,458,853 shares at $1.62 per share, subject to the stockholder approval that was given on July 31, 2007. The options vest and become exercisable in equal annual installments, over one to four years, that commenced July 31, 2007.

On April 24, 2007, senior administrators at our colleges were granted five year options to purchase 100,000 shares at $1.74 per share, subject to stockholder approval that was given on July 31, 2007. Options to purchase 16,666 shares terminated in June 2007 when one of the grantee’s employment terminated. The options vest and become exercisable in four equal annual installments that commenced on July 31, 2007.

On May 23, 2007, as part of the ComVest Financing, EVCI issued three year warrants to purchase 9,166,666 shares at $1.62 per share. Warrants to purchase 277,061 shares became exercisable on April 24, 2007 because EVCI had shares available to reserve. Warrants for the remaining 8,889,605 shares became exercisable on July 31, 2007.

On May 23, 2007, as part of the ComVest Financing, EVCI issued three year 12% convertible notes in the aggregate principal amount of $9,784,738 including prepaid interest of $1,048,365. The notes become fully convertible, at $1.80 per share, on and after May 23, 2008 if not repaid.

On May 23, 2007, ten year options to purchase 3,333 shares, at $2.44 per share, were granted to each of two new directors subject to the stockholder approval that was given on July 31, 2007. The options vest and become exercisable in three equal annual installments that commenced May 23, 2007.

On July 31, 2007, EVCI’s stockholders approved amendments to EVCI’s 2004 Amended and Restated Incentive Stock Plan to increase the number of shares available for awards from 566,667 to 3,166,667 and to increase the limit on awards during the period ending April 28, 2008. The amendments permitted the grants of options under the Plan to participating management in the ComVest Financing, senior administrators of EVCI’s colleges, and three new directors.

No options were exercised during the nine months ended September 30, 2007.

The estimated fair value of each option granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three months and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Risk free interest rate	4%	5%	4%	5%

Expected volatility of common stock	90%	92%	90%	92%

Dividend yield	0%	0%	0%	0%

Expected option term	5 years	4 years	5 years	4 years

The risk-free interest rate is based upon the current 5 year U.S. Treasury bill rate on the date of grant. The expected volatility is based on the historical volatility of EVCI’s stock.

A summary of the status of EVCI’s stock option plans as of September 30, 2007 and of changes in options outstanding under the plans during the nine months ended September 30, 2007, is as follows:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	377,246	$3.06
Options granted	2,631,224	1.68
Options surrendered and cancelled	(322,161)	3.00
Options outstanding at September 30, 2007	2,686,309	$1.74	5.20	$459,000
Options vested and exercisable at September 30, 2007	1,484,380	$1.74	5.20	$226,000

The weighted average fair value of each option grant during the first nine months of 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $1.68 and $2.82 per option, respectively.

A summary of the status of our non-vested options as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Number of shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2006	127,012	$3.09
Options granted	2,631,224	1.68
Options vested	(1,440,813)	1.70
Options surrendered and cancelled	(115,495)	3.00
Non-vested options at September 30, 2007	1,201,929	$1.58	5.20

As of September 30, 2007, there was $2,835,000 of unrecognized compensation cost related to non-vested stock option awards, which substantially is expected to be recognized over a remaining weighted average vesting period of 3.0 years as a result of the option surrender and replacement plans and options granted on October 24, 2006 and April 24, 2007 and options approved by stockholders on July 31, 2007, respectively.

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

 Note 4 - Notes Payable

EVCI’s principal credit facility is a collateralized revolver and term loan under an agreement with Harris N.A., that was originally entered into on September 16, 2005. The agreement was amended and restated as of March 31, 2006, further amended as of April 30, 2006 and June 30, 2006 and, in a restructuring of the debt, amended and restated by an agreement dated April 24, 2007 that became effective upon the closing of the ComVest Financing described in Note 5. The facility is secured by substantially all of EVCI’s assets.

At September 30, 2007, outstanding borrowings under the facility were $6.9 million consisting of $4.8 million under the revolver and $2.1 million under the term loan. The maximum revolver is $5.0 million and the maximum term loan is $6.0 million. Borrowings since September 30, 2007, of approximately $2.1 million were made under the term loan and used to pay disallowances resulting from the DOE mandated ATB test rescoring by Interboro. Provided Interboro is not in default under its bank credit agreement, of the balance of approximately $2.5 million of possible additional disallowances resulting from that test rescoring, approximately $1.8 million can be borrowed under the term loan and approximately $0.5 million can be borrowed under the revolver if there is sufficient availability. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional discussion regarding those disallowances.

The April 24, 2007 amended and restated credit agreement waived all prior defaults and includes the following terms:

•	The maturity date of the revolver and term loan is April 1, 2009.

•	The interest rate on the revolver and term loan is, at EVCI’s option, prime + 2.75% or LIBOR +4%.

•	The term loan amortizes with four quarterly payments of $750,000 that commenced September 30, 2007.

•	Financial covenants were either eliminated or reset.

•	Restrictions on the payment of dividends were not changed.

The average interest rate on the revolver and term loans outstanding at September 30, 2007 was 11.75%.

In connection with the amended and restated credit agreement dated April 24, 2007, EVCI incurred an aggregate of approximately $529,000 of financing costs and fees which includes $193,000 of financing costs and fees from the original Credit Agreement dated March 31, 2006. These financing costs and fees are included as other assets in the accompanying balance sheet and are being amortized over the remaining life of the term loan. For the nine months ended September 30, 2007 and 2006, amortization expense amounted to approximately $431,000 and $455,000, respectively.

Harris N.A. has refused to grant a waiver of the event of default caused by the failure of EVCI’s stockholders’ equity to be at least $13,468,463 at September 30, 2007. Instead, the bank has proposed EVCI cure the default by obtaining a cash equity investment of $164,165 by December 6, 2007, as permitted by the credit agreement. Based on discussions with a current investor, EVCI believes this default will be cured timely. However, the terms of the cash equity investment have not yet been determined.

Note 5 - ComVest Financing

On May 23, 2007, EVCI completed a financing (the “ComVest Financing”) with ComVest Investment Partners III, L.P. (an affiliate of ComVest Group Holdings LLC) and four members of EVCI’s senior management (“Participating Management”). The ComVest Financing provided gross proceeds to EVCI of $10.1 million from the sale of three year 12% convertible secured notes (“Notes”) for $8.7 million and 0.8 million shares of common stock for $1.4 million. In addition, Warrants to purchase up to 8.9 million shares were issued to ComVest and Participating Management. Additional Warrants to purchase 0.2 million shares are issuable to Participating Management upon their additional investment in EVCI of $0.4 million if and when requested by ComVest, in connection with ComVest providing cash collateral for letters of credit discussed in Note 8. Those Warrants are issuable to ComVest if Participating Management declines to make the additional $0.4 million investment. Participating Management currently intends to decline if a ComVest request is made.

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

In connection with the ComVest Financing, EVCI incurred an aggregate of approximately $1.8 million of fees and expenses. These fees and expenses are included as other assets in the accompanying balance sheet and being amortized over the life of the agreement. For the nine months ended September 30, 2007, amortization expense amounted to approximately $228,000.

Participating Management participated in the ComVest Financing on a pro rata basis with ComVest with respect to the Notes, common stock and Warrants to purchase 8.9 million shares. Participating Management’s investment of $0.6 million constitutes approximately 3.4% of the total of the $10.1 million gross proceeds and credit enhancement obligation for the letters of credit of up to $6.7 million.

The Notes cannot be converted and Warrants to purchase up to 8,621,032 shares cannot be exercised if it would result in a change of control of EVCI before all required pre-approvals have been obtained under applicable rules and regulations of the governmental agencies regulating the operation of EVCI’s colleges and the non-governmental entities that accredit EVCI’s colleges. Accordingly, the ComVest Financing has been structured so that it will not result in a change of control until those required pre-approvals have been obtained.

EVCI has assessed whether the Warrants should be classified as either a liability or equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and concluded that the Warrants should be classified as equity.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds received from the sale of debt with detachable stock purchase warrants are allocated to both the debt and warrants. The portion allocable to the warrants is accounted for as additional paid in capital and the remaining portion is classified as debt. The fair value of the Warrants was determined using the Black-Scholes option pricing model and is being treated as debt discount, which will be accreted as interest expense utilizing the interest method over the 36-month term of the Notes. The assumptions used for the Black-Scholes option pricing model were as follows: risk-free interest rate of 4.62%, expected volatility of 77.3%, an expected life of three years and no expected dividends. A summary of the foregoing follows:

September 30, 2007

Notes	$9,785,000

Fair value of Warrants (recorded as capital in excess of par value)	(6,643,000)

Accretion of debt discount (recorded as interest expense)	902,000

Recorded value of Notes	$4,044,000

Note 6 - Regulatory Matters

U.S. Department of Education program review - ATB rescoring project

In August 2007, the U.S. Department of Education (“DOE”) advised Interboro it had determined that approximately $2.5 million must be reimbursed by Interboro to the DOE. The DOE’s determination results from the New York Regional Office (“NYRO”) program review that included Interboro’s rescoring of ATB tests given to students who received Title IV grants during July-June of years 2002/2003, 2003/2004 and 2004/2005. On October 1, 2007, Interboro paid $2,053,000 to the DOE and subsequently appealed the balance of the disallowance of approximately $440,000 that relates to missing ATB exams. In its appeal, Interboro is contending that it should be able to extrapolate how many of the missing ATB exams should have received a failing grade using the 4.3% error rate of the exams actually rescored.

The NYRO also advised Interboro that it is referring the program review within the DOE for consideration of possible administrative action against Interboro. Possible administrative actions under applicable regulations may include a fine or the limitation, suspension or termination of Interboro’s Title IV eligibility, subject to regulatory due process requirements. Regulatory counsel has advised Interboro that, in its experience, referral for consideration of possible administrative action is not unusual with this type of program review; however, it would be speculative to attempt to assess the timing of a decision on the referral or the outcome of the referral. Administrative action by the DOE could trigger an event of default under EVCI’s debt agreements, including if Interboro is fined $250,000 or more.

The DOE’s determination also resulted in a reimbursement obligation to the New York Higher Education Services Corporation (“HESC”) of TAP payments received by Interboro with respect to the same students. Interboro has acknowledged that it owes HESC $1,675,000. An additional approximately $395,000 would be owed to HESC if Interboro’s appeal is lost or withdrawn.

The reimbursements of $2,053,000 were paid with term loan borrowings under EVCI’s bank credit agreement.

OIG audit

Since March 2007, the OIG has been auditing TCI to determine whether TCI correctly administered the Pell Grant and student loan programs (FFEL) for the period July 1, 2005 through June 30, 2006. In July, the OIG sent TCI a preliminary notice that TCI’s Title IV loan default prevention policy violates the Higher Education Act (“HEA”). Based on a review of the history of its policy, and advice from regulatory counsel regarding applicable regulatory requirements, TCI believes its policy complies with the HEA. In November 2007, the OIG added a second preliminary finding that TCI’s administration of Title IV programs needs improvement with respect to the formal written policies and procedures governing internal operations and the consistent application of its policy regarding calculating refunds for students who unofficially withdraw. Exchanges of views and information between Interboro and the OIG are ongoing.

OIG inquiry

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

ATB test change

On September 11, 2007, the New York Board of Regents accepted SED’s recommendations regarding the federally approved ATB tests that may be used by New York college students seeking TAP awards and other State financial aid. As a result, the CPAt cannot be used by TCI and Interboro starting with their spring 2008 semesters to qualify for New York State financial aid. For the fall 2007 semester, ATB students were approximately 80% of Interboro’s enrollment and approximately 33% of TCI’s enrollment. For the past four semesters, ATB students averaged approximately 80% of Interboro’s enrollment and 41% of TCI’s enrollment and Interboro and TCI have used the CPAt to test those ATB students.

Over the past four semesters, the pass rate for the CPAt averaged approximately 40% of students taking the exam at Interboro and approximately 56% of students taking the CPAt at TCI. Of the ATB exams recently approved by the Regents, Interboro and TCI have decided to use the Accuplacer in lieu of the CPAt and believe the passing score suggested by the test publisher is appropriate to align their college admissions requirements with the level of the academic programs and academic support each college provides to its students. However, SED could require Interboro and/or TCI to use a higher passing score. SED is developing guidance on the process for its approval of passing scores on the approved ATB test selected by a college. EVCI believes that the SED passing score approval process will not be in place for the spring 2008 semester.

Preliminary indications are that the average pass rate for ATB students taking the Accuplacer for admission in the spring 2008 semester could be approximately 20% at Interboro and 26% at TCI, after students receive tutoring in preparation for the test. However, actual results could vary substantially from these indications.

The impact of not being able to use the CPAt exam is expected to be partially ameliorated at TCI. For the past four semesters, an average of approximately 28% of TCI’s ATB students have taken the CELSA, a federally approved ATB exam that the Regent’s has approved for the English and reading portion of the ATB test. The CELSA is for students whose second language is English. The pass rate at TCI for the CELSA over the past four TCI semesters has been approximately 73% of students taking the exam, with the highest being 77% for the fall 2007 semester. Beginning the spring 2008 semester, the Regents are requiring ATB students who take the CELSA exam to take the math portion of the Accuplacer. Preliminary indications are that the pass rate at TCI for the math section of the Accuplacer is comparable to the pass rate for the math section of the passed CELSA exams. However, SED could require TCI to use a higher passing score for the CELSA and/or the Accuplacer. Higher passing scores could result in significantly lower pass rate at TCI.

In order to ameliorate the adverse affect of the more difficult ATB exam on Interboro’s and TCI’s enrollments and revenues, they are doing the following:

•	increasing marketing efforts to enlarge the applicant pool.

•	increasing efforts to provide students with more tutoring in math, English and reading skills in preparation for the ATB test.

•	increasing efforts to attract a higher percentage of high school graduates and students with GEDs.

•	increasing English as second language course offerings to attract additional students.

Compliance audit

Interboro’s annual Title IV student financial aid compliance audit for the period ended December 31, 2006 contained a non-material finding that refunds were calculated incorrectly for two students and that Interboro paid the refunds for three students (including one of the two for whom the calculation was incorrect) in an incorrect order or sequence (as between different Title IV grant programs). The effect was that Interboro over refunded $717 and returned $609 to the wrong Title IV program.

Based on this audit, however, DOE has requested Interboro to conduct a file review for the January 1, 2006 through December 31, 2006 audit period to determine the amount of incorrect returns of Title IV funds to the DOE for students who withdrew. Interboro does not believe the amount of incorrect returns will be material. However, a similar finding was also included in the compliance audit for the period ending December 31, 2005 and while Interboro took corrective action during 2006, the corrective action did not eliminate the finding. Compliance with DOE rules and regulations is inherently complex. Non-compliance can lead to proposed adverse actions by the DOE against the institution including action to limit, suspend or terminate eligibility or a fine.

Department of Justice notice

In September 2007, Interboro received a letter from the U.S. Department of Justice (“DOJ”) indicating it has information that Interboro representations to the DOE about the ability to benefit of students who received federal financial aid may have constituted violations of the False Claims Act, as codified at 31U.S.C. Sections 3729-3733. At a meeting on November 7, 2007, with DOJ and DOE representatives, Interboro was told that the DOJ believes it has civil claims totaling $12.7 million against Interboro relating to the misscored and missing ATB exams that are referred above in the discussion regarding the DOE program review and ATB rescoring project. That potential claim would be for the maximum of treble damages based on the disallowance assessed by the DOE and the maximum penalty based on the number of misscored and missing ATB exams. EVCI cannot, at this preliminary stage, reasonably estimate the liability, if any, it could have in this matter. Interboro expects to continue to engage in a dialogue with the DOJ.

Note 7 - Re-opening of Yonkers site

In September 2007, TCI re-opened a site utilizing the Yonkers leased facility space that was not being utilized by Interboro. Accordingly, the remaining loss on closed facilities liability accrued in 2006 relating to the unutilized facility has been reversed by Interboro and has resulted in a gain of $1.6 million in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007.

Note 8 - Subsequent event

In October 2007, the DOE advised EVCI that it failed to meet the DOE’s standards of financial responsibility because its composite score was -1.0 based on EVCI’s December 31, 2006 audited financial statements. In order to continue the Title IV eligibility of its colleges, EVCI expects to provide an irrevocable letter of credit to the DOE for $3,566,000, by the deadline of November 30, 2007 that will be collateralized by ComVest. The letter of credit can be drawn upon by the DOE until September 30, 2008 in the event any EVCI college closes or terminates classes prior to the end of a semester. EVCI also agreed to be provisionally certified for up to three complete award years.

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

Overview and critical accounting policies

Third quarter developments and subsequent event

•	Fall 2007 enrollments were approximately as follows:

TCI had approximately 3,220 students including approximately 1,255 new students. Interboro had approximately 2,575 students including approximately 861 new students. PSB had approximately 400 students including approximately 197 new students.

•	EVCI’s stockholders approved all six management proposals at our annual meeting as described in Part II, Item 4 of this report.

•	The class action securities litigation and related stockholder derivative action were terminated as described in Part II, Item 1 of this Report.

•
The NASDAQ Listing Qualifications Panel granted EVCI’s request for continued listing on the NASDAQ Capital Market, subject to EVCI implementing a reverse split of its common stock sufficient to cause the closing bid price to remain at or above $1.00 per share for at least 10 consecutive trading days prior to September 14, 2007. We effected a one-for-three reverse stock split, and as a result regained compliance with NASDAQ’s continued listing requirements.

Subsequently, the NASDAQ Listing and Hearing Review Council decided to review the Panel’s decision. We expect a decision of the Council regarding the continued listing of our common stock on the NASDAQ Capital Market will not be issued for several weeks following November 30, 2007, the deadline for the submission of supporting arguments to the Council.

•
The U.S. Department of Education’s program review determination relating to Interboro’s rescoring of ATB tests is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and below in Risk Factors.

•
The recent enactment of New York Regents’ rules regarding the federally approved ATB exams and the passing scores that can be used to qualify for New York financial aid are discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and below in Risk Factors.

•	A possible civil suit by the U.S. Department of Justice against Interboro is discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and below in Risk Factors.

•	EVCI’s failure to meet the DOE’s standards of financial responsibility is discussed in Note 6 of Notes to Condensed Consolidation Financial Statements and below in Risk Factors.

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

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. If awards are granted subject to stockholder approval, the grant date is the date when, and if, such approval is obtained. This non-cash compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). We charged to operations approximately $1,416,000 for the nine months ended September 30, 2007, as a result of our adoption of SFAS No. 123R, effective January 1, 2006.

Income taxes

We employ the liability method of accounting for income taxes pursuant to SFAS No. 109. Under this method, recorded deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. We provide a valuation allowance that reduces deferred tax assets to their net realizable value. Our review of FIN 48 indicates that it has no effect on our results of operations or financial position included in our 2006 year end, and first nine months of 2007, financial statements.

Niche market

Our colleges operate in a niche market since we primarily target and recruit students who, at TCI and Interboro, will qualify for large or close to maximum Pell and TAP grants and, at PSB, will qualify for Pell and PHEAA grants. Those grants cover a large portion of their tuition at our colleges and are made based on a student’s financial need. Accordingly, our target market is primarily the economically disadvantaged in minority communities. For the nine months ended September 30, 2007, Pell grants represented approximately 33%, and TAP grants represented approximately 32%, of our revenue. Other Title IV programs represented approximately 22% of our revenue.

The Title IV grants and loans, TAP grants, and PHEAA grants received by our students subject our colleges to frequent regulatory reviews and detailed regulatory oversight by federal and state agencies. The events following our receipt of the SED Draft Report in October 2005 had a material adverse affect on our business in 2006 and the first nine months of 2007.

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

Enrollments

Our colleges have spring, summer and fall semesters with day, afternoon and evening classes. There were approximately 6,195 students enrolled at our colleges for the 2007 fall semester: approximately 3,220 at TCI, 2,575 at Interboro, and 400 at PSB. In computing enrollment numbers, two part-time students are counted as one full-time student. The following table compares 2007, 2006, 2005 and 2004 full-time enrollments by semester:

	2007	2006	2005	2004

Spring	6,145	6,160	3,700	2,800
Summer	4,160	4,140	2,650	1,975
Fall	6,195	6,090	7,600	3,900
	16,500	16,390	13,950	8,675

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

The effect of accelerated TAP was first felt with respect to the spring 2007 semester for those schools having three academic semesters per year. We estimate that our revenue for the fall 2007 semester was approximately $236,000 less at TCI and approximately $106,000 less at Interboro due to the effects of accelerated TAP.

Growth and capacity

Growth in registration at our colleges is limited by the capacity of the facilities in which our colleges operate. At Interboro, growth is also limited by the SED enrollment caps. To date we have not achieved total capacity and we believe that we are not likely to do so in the foreseeable future. We may be required to reduce our capacity as part of strategies discussed below in a risk factor captioned “Recent Changes in Ability to Benefit test regulations will adversely impact EVCI’s revenues and results.”

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

Approximately 90% of TAP funds relating to the fall and summer semesters is generally collected prior to the end of that semester. Approximately 20% of TAP collections for Interboro’s spring semester is generally not collected until the following October because of a statutory deferral of funds. The same requirement has resulted in the deferral of approximately 24% of TAP collections for TCI’s spring semester. TAP collections include prepayments of TAP made to TCI prior to the start of the semester. Since May 2006, Interboro has not been receiving prepayments of TAP pending the final outcome of the ATB rescoring project. Except with respect to the spring semester deferral, TCI and Interboro generally receive the balance of TAP relating to a semester over the two to three months following a semester. This collection rate assumes the New York State budget is passed on time without adversely affecting TAP. TAP payments for the summer semester generally take a longer time to collect.

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

Re-opening of Yonkers site

In September 2007, TCI re-opened a site utilizing the Yonkers leased facility space that was not being utilized by Interboro. Accordingly, the remaining loss on closed facilities liability accrued in 2006 relating to the unutilized facility has been reversed by Interboro and has resulted in a gain of $1.6 million in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007.

Comparison of the three months ended September 30, 2007 and 2006

The following table summarizes our operating results as a percentage of our total revenue for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006
Total revenue	100.0%	100.0%

Cost of revenue	44.2	47.5
Selling, general and administrative expenses	101.1	90.4
Gain on accrued liability related to closed facility	(12.2)	--
Loss on settlement of tuition disallowances	--	22.0
Total operating expenses	133.1	159.9
Loss before provision for income taxes	44.6	64.4
Net loss	44.6%	64.4%

Total revenue for the three months ended September 30, 2007 increased 4.9% or $604,000 to $12,890,000 from $12,286,000 for the three months ended September 30, 2006. Interboro revenue for the three months ended September 30, 2007 was $4,627,000, a decrease of $244,000 from three months ended September 30, 2006. Revenue for the three months ended September 30, 2007 was $7,471,000 at TCI and $792,000 at PSB as compared to revenue for the three months ended September 30, 2006 at TCI of $7,044,000 and at PSB of $371,000. The decline in revenue at Interboro reflects the impact of lower enrollment and also lower net revenue per student as the result of internal partial grants and loans made to increase persistence and graduation rates.

Full time enrollment rose by 1.0% to 6,195 students for the fall 2007 semester from 6,090 for the fall 2006 semester. An increase in fall 2007 semester enrollment at TCI of 120 and PSB of 180 was offset by a decrease at Interboro of 125 students.

Revenue recognized for the three months ended September 30, 2007 amounted to approximately 37.9% of total revenue attributable to fall 2007 enrollments. Deferred revenue of approximately $21,092,000 at September 30, 2007 will be recognized in the fourth quarter of 2007.

Our colleges made partial grants (waivers of tuition) totaling $1,385,000 in the fall 2007 semester. As a result, revenue for the three months ended September 30, 2007 was reduced by $315,000 and fourth quarter revenue will be reduced by $1,011,000. These grants for the fall 2007 semester averaged $1,236 per recipient and assist us in improving our student retention rates.

Our colleges sometimes make internal loans to eligible students to cover any shortfall in the student’s ability to pay tuition, after applying state and federal grants. In addition, TCI is eligible to offer its students Title IV loans. PSB began participating in Title IV loan programs in the fall 2006 semester.

Cost of revenue decreased by 2.2% or $128,000 to $5,703,000 for the three months ended September 30, 2007 as compared to $5,831,000 for the three months ended September 30, 2006. The cost of revenue for the three months ended September 30, 2007 consists of $3,372,000 for TCI, $2,067,000 for Interboro and $264,000 for PSB. This represents an increase at TCI of $150,000, a decrease of $271,000 at Interboro and a decrease at PSB of $7,000. The increase at TCI was necessary to support its enrollment growth. The decrease in cost of revenue at Interboro is mostly attributable to staff reductions in 2006 as part of its cost reduction plan. As a percentage of total revenue, cost of revenue of each college for the three months ended September 30, 2007 was: TCI, 45.1%; Interboro, 44.7% and PSB, 33.3%.

Personnel included in cost of revenue at September 30, 2007 consisted of the following:

	September 30, 2007
	Interboro	TCI	PSB	Total

Adjunct instructors	80	92	11	183
Full-time instructors	59	67	11	137
Tutors and Testers	22	10	0	32
Admissions staff	28	28	5	61
Deans and staff	8	26	1	35
Academic advisors	11	5	6	22
Librarians	8	5	0	13
Total	216	233	34	483

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006
Salaries and benefits	29.3%	28.8%
Marketing	20.7	15.4
Depreciation and amortization	5.1	5.5
Professional and consulting fees	3.7	4.6
Non cash compensation	8.6	3.8
Other expenses	33.7	32.3
Total	101.1%	90.4%

Salaries and benefits increased by 6.40% or $227,000 to $3,768,000 for the three months ended September 30, 2007 as compared to $3,541,000 for the three months ended September 30, 2006. This increase is mostly attributable to an increase of $121,000 at TCI, an increase of $34,000 at Interboro and an increase of $177,000 at PSB that was offset by a decrease of $105,000 at EVCI. The increase at PSB was necessary to support its enrollment growth. The decrease at EVCI is primarily due to reductions in executive officers’ salaries beginning May 23, 2007. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs increased by 40.4% or $767,000 to $2,667,000 for the three months ended September 30, 2007 as compared to $1,900,000 for the three months ended September 30, 2006. Included in marketing costs for the three months ended September 30, 2007 are costs of $1,668,000 at TCI, $835,000 at Interboro, $153,000 at PSB and $11,000 at EVCI. Marketing costs increased by $580,000 at TCI in order to support increased efforts to re-enroll former students who had stopped attending TCI, although they remained academically qualified, and to recruit more high school graduates. The increase of $94,000 at Interboro relates, in part, to increased efforts to recruit more high school graduates and to step up recruiting efforts generally. PSB’s marketing costs increased by $93,000 in order to support its growth. Marketing costs at all of our schools increased as the result of changes in the mix of advertising media.

Professional fees decreased by 14.3% or $80,000 to $480,000 for the three months ended September 30, 2007 as compared to $560,000 for the three months ended September 30, 2006. This decrease primarily relates to the absence of legal fees with respect to the class action lawsuit, the absence of compliance costs related to the internal control reporting requirements of the Sarbanes Oxley Act of 2002 and the absence of fees related to the strategic alternatives analysis made in 2006. The decrease was offset by increases in legal and consulting costs relating to other regulatory matters.

Non-cash compensation charges increased by $646,000 to $1,109,000 for the three months ended September 30, 2007 as compared to $463,000 for the three months ended September 30, 2006. This increase primarily relates to the immediate vesting of stock option grants made on April 24, 2007, subject to stockholder approval that was given on July 31, 2007 at our annual stockholders meeting.

Depreciation and amortization of property and equipment and intangibles decreased by 3.4% or $23,000 to $651,000 for the three months ended September 30, 2007 as compared to $674,000 for the three months ended September 30, 2006.

Other expenses increased by 9.4% or $375,000 to $4,350,000 for the three months ended September 30, 2007 as compared to $3,975,000 for the three months ended September 30, 2006. TCI had an increase of $34,000. Interboro had a net increase of $241,000 which is attributed to a $160,000 decrease in Yonkers campus costs incurred in 2006 and $99,000 of decreases in other costs as part of its cost reduction plan, which was offset by a $500,000 increase in bad debt expense at Interboro. PSB’s expenses increased by $50,000 to support its growth. EVCI other expenses increased by $50,000 primarily due to investor relations costs.

Interest expense increased by $923,000 to $1,494,000 for the three months ended September 30, 2007 as compared to $571,000 for the three months ended September 30, 2006. The increase is primarily due to interest expense, amortization of prepaid interest and amortization of deferred financing fees related to the ComVest Financing and Bank Debt Restructuring. Included in interest expense for the three months ended September 30, 2007 is $1,217,000 of non-cash interest.

As a combined result of the factors discussed above, we incurred a net loss of $5,748,000 for the three months ended September 30, 2007 as compared to a net loss of $7,914,000 for the three months ended September 30, 2006.

Comparison of the nine months ended September 30, 2007 and 2006

The following table summarizes our operating results as a percentage of our total revenue for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
Total revenue	100.0%	100.0%

Cost of revenue	38.8	39.8
Selling, general and administrative expenses	78.6	78.7
Gain on accrued liability related to closed facility	(3.5)	--
Loss on settlement of tuition disallowance	--	5.9
Total operating expenses	113.9	124.4
Loss before provision for income taxes	20.7	27.3
Net loss	20.7%	27.4%

Total revenue for the nine months ended September 30, 2007 decreased 1.1% or $487,000 to $45,487,000 from $45,974,000 for the nine months ended September 30, 2006. Revenue increased by $609,000 at TCI and by $1,610,000 at PSB. Revenue at Interboro decreased by $2,706,000. The decline in revenue at Interboro reflects the impact of lower enrollment and lower net revenue per student as the result of internal partial grants and loans made to increase persistence and graduation rates.

For the nine months ended September 30, 2007, enrollment was 8,450 at TCI, 7,005 at Interboro and 1,045 at PSB compared to 8,320 at TCI, 7,500 at Interboro and 520 at PSB for the nine months ended September 30, 2006. Recent changes in Ability to Benefit test regulations, effective beginning the spring 2008 semester, could adversely impact EVCI future revenues.

Revenue recognized in the nine months ended September 30, 2007 amounted to approximately 68.3% of total revenue attributable to those nine months enrollments. Deferred revenue of $21,092,000 at September 30, 2007 will be recognized in the fourth quarter of 2007.

Our colleges offered partial grants (waivers of tuition) totaling $3,958,000 for the nine months ended September 30, 2007. As a result, revenue was reduced by $1,995,000 and fourth quarter revenue will be reduced by $1,011,000. These grants average $1,021 per recipient and assist us in improving our student retention rates.

Cost of revenue decreased by 3.6% or $655,000 to $17,638,000 for the nine months ended September 30, 2007 as compared to $18,293,000 for the nine months ended September 30, 2006. The decrease is mostly attributable to reductions at Interboro of $1,043,000 resulting from staff reductions in 2006 as part of its cost reduction plan. The decrease was offset by an increase at TCI of $72,000 and at PSB of $316,000 to support their growth. As a percentage of total revenue, cost of revenue for each college for the nine months ended September 30, 2007 was: at Interboro, 38.6%, TCI, 39.7% and PSB, 30.0%. This compares to the first nine months of 2006: Interboro, 38.6%; TCI, 40.4% and PSB, 49.4%.

The following table sets forth our selling, general and administrative expenses, as a percentage of our total revenue for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
Salaries and benefits	27.2%	29.2%
Marketing	13.4	11.3
Depreciation and amortization	4.4	4.7
Professional and consulting fees	3.4	4.2
Non cash compensation	3.1	3.0
Other expenses	27.1	26.3
Total	78.6%	78.7%

Salaries and benefits decreased by 8.0% or $1,079,000 to $12,368,000 for the nine months ended September 30, 2007 as compared to $13,447,000 for the nine months ended September 30, 2006. This decrease mostly relates to reductions at Interboro of $1,149,000 resulting from staff reductions in 2006 as part of its cost reduction plan and a decrease at TCI of $85,000. The decrease was offset by an increase at PSB of $295,000 that was necessary to support its enrollment growth. Additionally, EVCI decreased by $140,000 is primarily due to reductions in executive officers’ salaries beginning May 23, 2007. All employee costs that are not included in cost of revenue are included in this category, including benefit costs and payroll taxes for all employees.

Marketing costs increased by 17.2% or $891,000 to $6,086,000 for the nine months ended September 30, 2007 as compared to $5,195,000 for the nine months ended September 30, 2006. Included in marketing costs for the nine months ended September 30, 2007 are costs of $3,528,000 from TCI, $2,324,000 from Interboro and $324,000 from PSB. Marketing costs increased by $561,000 at TCI in order to support increased efforts to re-enroll former students who had stopped attending TCI, although they remained academically qualified, and to recruit more high school graduates. The increase of $126,000 in marketing costs at Interboro relates in part, to increased efforts to recruit more high school graduates and to step up recruiting efforts generally. PSB’s marketing costs increased by $204,000 in order to support its growth. Marketing costs at all of our schools increased as the result of changes in the mix of advertising media.

Professional fees decreased by 21.0% or $411,000 to $1,545,000 for the nine months ended September 30, 2007 as compared to $1,956,000 for the nine months ended September 30, 2006. This decrease is primarily due to decreases in legal fees for the class action lawsuit and regulatory issues related to the Draft SED Report, decreases in accounting fees and the absence of costs related to the internal control reporting requirements of the Sarbanes Oxley Act of 2002. The decrease was offset by increases in legal costs related to other regulatory matters.

Non cash compensation charges increased by $51,000 to $1,416,000 for the nine months ended September 30, 2007 as compared to $1,365,000 for the nine months ended September 30, 2006. This increase primarily relates to the immediate vesting of stock option grants made on April 24, 2007, subject to stockholder approval that was given on July 31, 2007 at our annual stockholders meeting.

Depreciation and amortization of property and equipment and intangibles decreased by 6.7% or $144,000 to $2,006,000 for the nine months ended September 30, 2007 as compared to $2,150,000 for the nine months ended September 30, 2006.

Other expenses increased by 2.2% or $263,000 to $12,331,000 for the nine months ended September 30, 2007 as compared to $12,068,000 for the nine months ended September 30, 2006. TCI’s other expenses decreased by $45,000. Interboro’s other expenses decreased by $84,000 in primarily due a $487,000 decrease in Yonkers campus costs incurred in 2006 and $97,000 of decreases in other costs as part of its cost reduction plan. The Interboro decreases were offset by a $500,000 increase in bad debt expense. PSB’s other expenses increased by $392,000, primarily related to bad debt expense of $257,000 and $135,000 in other operational expenses to support its growth.

Interest expense increased by $1,627,000 to $3,120,000 for the nine months ended September 30, 2007 as compared to $1,493,000 for the nine months ended September 30, 2006. The increase is primarily due to interest expense, amortization of prepaid interest expense and amortization of deferred financing fees related to the ComVest Financing and the Bank Debt Restructuring. Included in interest expense for the nine months ended September 30, 2007 is $1,934,000 of non-cash interest.

As a combined result of the factors discussed above, we incurred a net loss of $9,408,000 for the nine months ended September 30, 2007 as compared to a net loss of $12,593,000 for the nine months ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

We used $1,448,000 from our operating activities for the nine months ended September 30, 2007. In addition, we expended approximately $413,000 on purchases of property and equipment during that period. At September 30, 2007, we had cash and cash equivalents of approximately $1,742,000, $200,000 available under our revolving line of credit and $1,800,000 available by increasing the term loan to pay accrued disallowances of $1,700,000 relating to the ATB rescoring project.

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

Although our liquidity is strained, we believe we will have sufficient cash to satisfy our cash requirements through the end of 2007. We believe that cash generated by our operations, as currently conducted, will not be sufficient to satisfy our operating cash needs at various times during 2008, including in January. We are considering modifications to our business that would reduce operating costs and improve our cash flow and liquidity. Pending implementation of modifications, we will require financing to cover shortfalls in our cash needs. A current investor is working on our analysis with us and has indicated that it will consider providing additional financing but needs more information and analysis from us before it can decide whether, and on what terms, that investor would provide additional financing. Our cash needs and the availability and terms of additional financing are affected by unresolved regulatory matters discussed in Note 6 of Notes to Condensed Consolidated Financial Statements and below in Risk Factors.

EVCI’s principal credit facility is a collateralized revolver and term loan under an agreement with Harris N.A., that was originally entered into on September 16, 2005. The agreement was amended and restated as of March 31, 2006, further amended as of April 30, 2006 and June 30, 2006 and, in a restructuring of the debt, amended and restated by an agreement dated April 24, 2007 that became effective upon the closing of the ComVest Financing described in Note 5. The facility is secured by substantially all of EVCI’s assets.

At September 30, 2007, outstanding borrowings under the facility were $6.9 million consisting of $4.8 million under the revolver and $2.1 million under the term loan. The maximum revolver is $5.0 million and the maximum term loan is $6.0 million. Borrowings since September 30, 2007, of approximately $2.1 million were made under the term loan and used to pay disallowances resulting from the DOE mandated ATB test rescoring by Interboro. Provided Interboro is not in default under its bank credit agreement, of the balance of approximately $2.5 million of possible additional disallowances resulting from that test rescoring, approximately $1.8 million can be borrowed under the term loan and approximately $0.5 million can be borrowed under the revolver if there is sufficient availability. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional discussion regarding those disallowances.

A principal payment of $750,000 is due on December 31, 2007. Principal payments of $750,000 each are at the end of each quarter in 2008, the remaining principal balance due under the term loan is due April 11, 2009. Interest is computed at prime plus 3.00%. The weighted average interest rate on loans outstanding during the three months ended September 30, 2007 was 11.75%. The credit agreement requires, among other things, the maintenance of financial covenants including, maintaining a net worth that is not less than our net worth as of the end of the immediately preceding fiscal year and maintaining a financial responsibility composite score of at least 1.0 as of December 31.

Harris N.A. has refused to grant a waiver of the event of default caused by the failure of EVCI’s stockholders’ equity to be at least $13,468,463 at September 30, 2007. Instead, the bank has proposed EVCI cure the default by obtaining a cash equity investment of $164,165 by December 6, 2007, as permitted by the credit agreement. Based on discussions with a current investor, EVCI believes this default will be cured timely. However, the terms of the cash equity investment have not yet been determined.

Our commitments for capital expenditures, as of September 30, 2007 are approximately $100,000 for improvements at our schools during the fourth quarter of 2007. Our capital expenditures for 2008 are expected to be approximately $900,000, depending on the affect on our cash availability of the timing and results of the implementation of modifications to our business, and whether EVCI obtains additional financing.

The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2007:

	Payments due by period (in thousands of dollars)
	Total	Less than One year	1-3 Years	4-5 years	More than 5 years
Line of credit	$4,802	$4,802	$--	$--	$--
Long-term debt	3,093	2,388	705	--	--
Capital leases	211	169	42	--	--
Convertible note	9,785	--	9,785	--	--
Operating leases	40,220	6,161	17,721	8,739	7,599
Total contractual cash obligations	$58,111	$13,520	$28,253	$8,739	$7,599

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

Interest rate risk

We hold our cash and cash equivalents in high quality, short-term, accounts. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the short-term nature of our portfolio. Our credit facility bears interest at variable rates, and the fair value of this instrument is not significantly affected by changes in market interest rates. A 100 basis point increase in interest rates would have increased net interest expense for the three months ended September 30, 2007 by approximately $26,000.

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

There have been no changes in EVCI’s internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, EVCI’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The United States District Court for the Southern District of New York approved the settlement of the class action securities litigation pending against EVCI since December 2005. No stockholders objected to, or opted out of, the proposed settlement, which was filed with the Court on April 13, 2007. The Court’s approval was entered on August 11, 2007 and makes the settlement final and binding on all class members. The settlement is being funded by EVCI’s insurance carriers and includes the dismissal of all claims without any liability or wrongdoing attributed to EVCI or any other defendant.

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

Recent changes in Ability to Benefit test regulations could adversely impact EVCI revenues and results.

On September 11, 2007, the New York Board of Regents accepted SED’s recommendations regarding the federally approved ATB tests that may be used by New York college students seeking TAP awards and other State financial aid. As a result, the CPAt cannot be used by TCI and Interboro starting with their spring 2008 semesters. For the fall 2007 semester, ATB students were approximately 80% of Interboro’s enrollment and approximately 33% of TCI’s enrollment. For the past four semesters, ATB students averaged approximately 80% of Interboro’s enrollment and 41% of TCI’s enrollment and Interboro and TCI have used the CPAt to test those ATB students.

Over the past four semesters, the pass rate for the CPAt averaged approximately 40% of students taking the exam at Interboro and approximately 56% of students taking the CPAt at TCI. Of the ATB exams recently approved by the Regents, Interboro and TCI have decided to use the Accuplacer in lieu of the CPAt and believe the passing score suggested by the test publisher is appropriate to align their college admissions requirements with the level of the academic programs and academic support each college provides to its students. However, SED could require Interboro and/or TCI to use a higher passing score and/or implement additional supportive programs at an unknown cost. SED is developing guidance on the process for its approval of passing scores on the approved ATB test selected by a college. EVCI believes that the SED passing score approval process will not be in place for the spring 2008 semester.

Preliminary indications are that the average pass rate for Interboro and TCI ATB students taking the Accuplacer for admission in the spring 2008 semester could be approximately 20% at Interboro and 26% at TCI, after students receive tutoring in preparation for the test. However, actual results could vary substantially from these indications.

The impact of not being able to use the CPAt exam is expected to be partially ameliorated at TCI. For the past four semesters, an average of approximately 28% of TCI’s ATB students have taken the CELSA, a federally approved ATB exam that the Regent’s has approved for the English and reading portion of the ATB test. The CELSA is for students whose second language is English. The pass rate at TCI for the CELSA over the past four TCI semesters has been approximately 73%, with the highest being 77% for the fall 2007 semester. Beginning the spring 2008 semester, the Regents are requiring ATB students who take the CELSA exam to take the math portion of the Accuplacer. Preliminary indications are that the pass rate at TCI for the match section of the Accuplacer is comparable to the pass rate for the math section of the passed CELSA exams. However, SED could require TCI to use a higher passing score for the CELSA and/or the Accuplacer. Higher passing scores could result in significantly lower pass rate at TCI.

In order to ameliorate the adverse affect of the more difficult ATB exam on Interboro’s and TCI’s enrollments and revenues, we are doing the following:

•	increasing marketing efforts to enlarge applicant pool.

•	increasing efforts to provide students with more tutoring in math, English and reading skills.

•	increasing efforts to attract a higher percentage of high school graduates and students with GEDs.

•	Increasing English as second language course offerings to attract additional students.

These strategies may not be sufficient to generate the enrollment and revenue necessary to materially offset the adverse affects of the more difficult ATB exam. Their effect on Interboro’s and TCI’s costs will, however, be material. Furthermore, SED could decide to require Interboro and/or TCI to increase the passing score on the Accuplacer. As a result, it may be necessary to downsize operations to accommodate lower new ATB student enrollments. A significant downsizing would be much more likely to occur at Interboro because of the much higher percentage of ATB students it enrolls.

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

Title IV program reviews, audits and inquiries of Interboro and TCI could result in their becoming ineligible to participate in the Title IV program, or TAP or being required to make material refunds of Title IV and TAP funds and/or pay penalties and EVCI being required to reduce its operating income by the amount of those refunds and payments.

DOE program review - ATB rescoring project

In August 2007, the DOE advised Interboro it had determined that approximately $2.5 million must be reimbursed by Interboro to the DOE as the result of the New York Regional Office (“NYRO”) program review that included Interboro’s rescoring of ATB tests. On October 1, 2007, Interboro paid $2,053,000 to the DOE and subsequently appealed the balance of the disallowance of approximately $440,000 that relates to missing ATB exams. In its appeal, Interboro is contending that it should be able to extrapolate how many of the missing ATB exams should have received a failing grade using the 4.3% error rate of the exams rescored.

The NYRO also advised Interboro that it is referring the program review within the DOE for consideration of possible administrative action against Interboro. Possible administrative actions under applicable regulations may include a fine or the limitation, suspension or termination of the college’s Title IV eligibility, subject to regulatory due process requirements. Regulatory counsel has advised Interboro that, in its experience, referral for consideration of possible administrative action is not unusual with this type of program review; however, it would be speculative to attempt to assess the timing of a decision on the referral or the outcome of the referral. Administrative action by the DOE could trigger an event of default under EVCI’s debt agreements, including if Interboro receives a fine of $250,000 or more.

The DOE’s determination also resulted in a reimbursement obligation to the New York Higher Education Services Corporation (“HESC”) of TAP payments received by Interboro with respect to the same students who were accepted at Interboro although they did not pass the ATB test. Interboro has acknowledged that it owes HESC $1,675,000. An additional approximately $395,000 would be owed to HESC if Interboro loses or withdraws its appeal to the DOE regarding the 104 missing exams.

The reimbursements of $2,053,000 were paid with term loan borrowings under EVCI's bank credit agreement.

OIG audit

In March 2007, the DOE’s Office of Inspector General started an audit to determine whether TCI correctly administered the Pell Grant and student loan programs (FFELP) for the period July 1, 2005 through June 30, 2006. In July, the OIG sent TCI a draft of a possible finding that TCI’s loan default prevention policy violated the Higher Education Act (“HEA”). Based on a review of the history of that policy and advice from regulatory counsel regarding applicable regulatory requirements, TCI believes its policy complies with the HEA. Exchanges of view and information between Interboro and the OIG are ongoing.

Compliance audit

Interboro’s annual Title IV student financial aid compliance audit for the period ended December 31, 2006 contained a non-material finding that refunds were calculated incorrectly for two students and that Interboro paid the refunds for three students (including one of the two for whom the calculation was incorrect) in an incorrect order or sequence (as between different Title IV grant programs). The effect was that Interboro over refunded $717 and returned $609 to the wrong Title IV program.

Based on this audit, however, DOE has requested Interboro to conduct a file review for the January 1, 2006 through December 31, 2006 audit period to determine the amount of incorrect returns of Title IV funds to the DOE for students who withdrew. Interboro does not believe the amount of incorrect returns will be material. However, a similar finding was also included in the compliance audit for the period ending December 31, 2005 and while Interboro took corrective action during 2006, the corrective action did not eliminate the finding. Compliance with DOE rules and regulations is inherently complex. Non-compliance can lead to proposed adverse actions by the DOE against the institution including action to limit, suspend or terminate eligibility or a fine.

OIG inquiry

In May 2007, EVCI and Interboro received a letter and accompanying document subpoena from the OIG. The subpoena requests documents relating to Interboro’s testing and financial aid departments. With the assistance of regulatory counsel, EVCI and Interboro responded timely to the subpoena on July 31, 2007 by supplying information identified to date.

* * *

Reimbursement of Title IV and TAP financial aid reduces our operating income for the period in which the reimbursement obligation is accrued or is paid. A fine and legal and related costs would similarly reduce our operating income. The payment of reimbursement amounts, fines and legal costs adversely impact our liquidity when made. In addition, the operations of our colleges are adversely affected by the diversion of their human resources from the conduct of their operations in the ordinary course of business. A material suspension or loss of eligibility of any of our colleges to participate in Title IV or TAP could result in the closure of the affected college.

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

An institution that does not meet the DOE’s minimum composite score may demonstrate its financial responsibility by either posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV program funds received by the institution during its prior year or by posting a letter of credit in an amount equal to at least 10% of the Title IV program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV programs. HESC also uses the DOE method for calculating a composite score as a measure for determining financial responsibility but we cannot determine what action, if any, HESC takes when its financial responsibility requirements are not met. The financial responsibility of our schools is tested as of December 31 of each year, generally based on financial statements submitted to the DOE by June 30th of the following year. At December 31, 2005, composite scores of Interboro and TCI, separately, and EVCI on a consolidated basis, each exceeded 1.5.

In October 2007, the DOE advised EVCI that it failed to meet the DOE’s standards of financial responsibility because its composite score was -1.0 based on EVCI’s December 31, 2006 audited financial statements. In order to continue the Title IV eligibility of its colleges, on October 1, 2007, EVCI provided an irrevocable letter of credit to the DOE for $3,566,000 that was collateralized by ComVest. The letter of credit can be drawn upon by the DOE until September 30, 2008 in the event any EVCI college closes or terminates classes prior to the end of a semester. EVCI also agreed to be provisionally certified for up to three complete award years.

Interboro’s annual Title IV student financial aid compliance audit for the period ending December 31, 2006 contained a non-material finding that refunds were calculated incorrectly for two students and that Interboro paid the refunds for three students (including one of the two for whom the calculation was incorrect) in an incorrect order or sequence (as between different Title IV grant programs). The effect was that Interboro over refunded $717 and returned $609 to the wrong Title IV program.

Based on this audit, however, DOE has requested Interboro to conduct a file review for the January 1, 2006 through December 31, 2006 audit period to determine the amount of incorrect returns of Title IV funds to the DOE for students who withdrew. Interboro does not believe the amount of incorrect returns will be material. However, a similar finding was also included in the compliance audit for the period ending December 31, 2005 and while Interboro took corrective action during 2006, the corrective action did not eliminate the finding. Compliance with DOE rules and regulations is inherently complex. Non-compliance can lead to proposed adverse actions by the DOE against the institution including action to limit, suspend or terminate eligibility or a fine.

PSB recently received notice from ACCSCT that PSB will continue on probation until May 2008 because of concerns ACCSCT has about PSB’s financial condition and resources. Unless PSB receives a waiver ACCSCT, it will not be able to add three degree and two non-degree programs that have been approved by the Pennsylvania State Board of Private Licensed Schools. The two non-degree programs are in areas of strong demand. One of these is medical assistant and the other program is culinary arts.

Actual or threatened investigations or legal proceedings against us or any of our colleges by regulatory agencies or private parties could have a material adverse effect on our business.

From time to time, we may be subject to investigations, lawsuits or other proceedings by governmental agencies or other third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations or proceedings are unfavorable to us or if we are unable to successfully defend or have adequate insurance coverage against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions, loss of financial aid eligibility, or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or proceeding or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues. This could also materially hurt our business.

We recently terminated the class action and related derivative action as described in Item 1 of this Part II.

In September 2007, Interboro received a letter from the DOJ indicating it has information that Interboro representations to the DOE about the ability to benefit of students who received federal financial aid may have constituted violations of the False Claims Act, as codified at 31U.S.C. Sections 3729-3733. At a meeting on November 7, 2007, with DOJ and DOE representatives , Interboro was told the DOJ believes it has civil claims totaling $12.7 million against Interboro relating to the misscored and missing ATB exams referred to above in the discussion regarding the DOE program review and ATB rescoring project. That potential claim would be for the maximum of treble damages based on the disallowance assessed by the DOE and the maximum penalty based on the number of misscored and missing ATB exams. EVCI cannot, at this preliminary stage, estimate the liability, if any, it could have in this matter. Interboro expects to continue to engage in a dialogue with the DOJ.

We face several risks if we are unable to implement modifications to our business and obtain additional financing.

Although EVCI’s liquidity is strained, it believes it will have sufficient cash to satisfy its cash requirements through the end of 2007. EVCI believes that cash generated from its operations, as currently conducted, will not be sufficient to satisfy its operating cash needs at various times in 2008, including in January. EVCI is considering modifications to its business that would reduce operating costs and improve its cash flow and liquidity. Pending the implementation of modifications, EVCI will require financing to cover shortfalls in its cash needs. A current investor is working with us on our analysis and has indicated that it will consider providing additional financing but needs more information and analysis from EVCI before it can decide whether, and on what terms, that investor would provide additional financing. Our cash needs and the availability and terms of additional financing are affected by unresolved regulatory matters. Those terms could be onerous to our other stockholders.

If we do not obtain additional financing and successfully modify our business, we face risks that include the following:

•	If given the time, we may need to sell one or more of our colleges under distress circumstances.

•
If we do not cure the current net worth covenant default to Harris N.A. or are otherwise in default under the secured debt agreements with Harris N.A. and ComVest, the lenders would have the right to accelerate the due dates of their loans and foreclose on our assets, subject to the terms of their intercreditor agreement and to regulatory and accreditor requirements relating to a change of control.

•	The regulators and accreditors of our colleges could take action that limits or requires a cessation of their operations.

•	Doubt could be raised about our ability to continue our operations.

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

The NASDAQ Listing Qualifications Panel granted EVCI’s request for continued listing on the NASDAQ Capital Market, subject to EVCI implementing a reverse split of its common stock sufficient to cause the closing bid price to remain at or about $1.00 per share for at least 10 consecutive trading days prior to September 14, 2007. We effected a one-for-three stock split and, as a result, regained compliance with NASDAQ’s continued listing requirements.

Subsequently, the NASDAQ Listing and Hearing Review Council decided to review the Panel’s decision. We expect a decision of the Council regarding the continued listing of our common stock on the NASDAQ Capital Market will not be issued for several weeks following November 30, 2007, the deadline for the submission of supporting arguments to the Council.

If our common stock is delisted from NASDAQ, trading will thereafter be conducted in the over-the-counter market on the “electronic bulletin board” or in the “Pink sheets.” As a consequence:

•
the liquidity of our common stock would be impaired, not only in the number of shares that could be bought and sold and lower prices for them, but also through delays in the timing of transaction and reduction in security analysts’ and the news media’s coverage of us.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At EVCI’s annual meeting held on July 31, 2007, the stockholders voted to approve all of management’s proposals as follows:

1. To elect three members of Class 2 of our Board of Directors to serve for three year terms:

Name	Votes for	Votes Against/Withheld
Dr. John J. McGrath	12,829,582	403,424
Inder Tallur	12,760,712	472,294
Brian H. Fluck	12,885,202	347,804

2. To ratify the terms of the ComVest Financing completed on May 23, 2007.

Votes for	Votes against	Abstained
9,007,886	730,549	66,718

3. To approve an amendment to our Certificate of Incorporation to increase our authorized Common Stock from 20,000,000 to 110,000,000 shares.

Votes for	Votes against	Abstained
8,364,570	898,086	71,018

4. To authorize an amendment to our Certificate of Incorporation to effect a reverse stock split in a ratio of one-for-two, one-for-three, one-for-four or one-for-five, as determined by our Board of Directors.

Votes for	Votes against	Abstained
12,181,406	1,003,308	48,292

5. To approve amendments made by our Board of Directors to our Amended and Restated 2004 Incentive Stock Plan.

Votes for	Votes against	Abstained
7,499,849	2,194,486	110,818

6. To ratify the selection of Goldstein Golub Kessler LLP as our independent auditors for the 2007 fiscal year.

Votes for	Votes against	Abstained
13,049,534	144,637	38,835

Item 5. Other Matters

TCI Union Agreement

On October 10, 2007, TCI and the union that represents its full time and adjunct facility, laboratory technicians and maintenance, office and clerical personnel amended their collective bargaining agreements. As amended, the agreements expire October 10, 2010 and provide for wage increases, bonuses based on revenue and other matters on terms that are set forth in the Memorandum of Agreement filed as an Exhibit to this Report.

By-Law Amendment - Uncertificated Shares

Our Board of Directors amended Section 5.1 of EVCI’s By-laws, effective November 15, 2007, to allow for the issuance of uncertificated shares. By being able to issue uncertificated shares, EVCI may now participate in the Direct Registration System, which is currently administered by The Depository Trust Company. The Direct Registration System allows investors to have securities registered in their names without the issuance of physical certificates and allows investors to electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates. The amendment to the By-laws also provides that each registered stockholder shall be entitled to a stock certificate upon written request to EVCI’s transfer agent.

The full text of our By-Laws, as so amended, is filed as an Exhibit to this Report.

Item 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5**	--	Amended and Restated By-Laws of the Registrant, effective November 15, 2007.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

3.11**	--	Certificate of Amendment, filed August 24, 2007, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated September 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
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

10.41 (g)**	--
 Memorandum of Agreement, dated October 10, 2007, between T.O.P. Local 2110 UAW - AFL-CIO and Technical Career Institutes, Inc. amending (A) the collective bargaining agreement between the parties covering a unit of instructors, laboratory technicians and maintenance employees; and (B) the collective bargaining agreement between the parties covering a unit of office clerical employees, each agreement effective from October 10, 2004, through October 9, 2007.

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

99.26[41]	--	Letter, dated October 1, 2007, from NASDAQ Listing and Hearing Review Council.

99.27[41]	--	Decision of NASDAQ Listing Qualification Panel dated August 23, 2007.
_________________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed March 31, 2007.
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.
[38]	Incorporated by reference to the Registrant’s Form 10-K filed April 27, 2007. Please note that Exhibits 10.57(a), 10.57(b), 10.57(c) and 10.57(d) have been included together as Exhibit 10.57 on Edgar.
[39]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 2, filed May 23, 2007.
[40]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 3, filed August 10, 2007.
[41]	Incorporated by Reference to the Registrant’s Form 8-K dated October 1, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007

EVCI CAREER COLLEGES HOLDING CORP.

By:	/s/ Dr. John J. McGrath
Dr. John J. McGrath
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Stephen Schwartz
Stephen Schwartz
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

  The following exhibits are filed as part of this report.

Exhibit No.*		Description of Exhibit

3.1[1]	--	Certificate of Incorporation of the Registrant.

3.2[1]	--	Certificate of Merger of Educational Video Conferencing, Inc. (a New York Corporation) into the Registrant (a Delaware Corporation).

3.3[1]	--	Certificate of Correction of the Certificate of Incorporation of the Registrant.

3.4[3]	--	Certificate of Amendment, dated February 22, 1999, to Certificate of Incorporation of the Registrant.

3.5**	--	Amended and Restated By-Laws of the Registrant, effective November 15, 2007.

3.6[5]	--	Certificate Eliminating Reference to Series A 7.5% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.7[16]	--	Certificate of Amendment, dated May 23, 2002, to Certificate of Incorporation of the Registrant.

3.8[5]	--	Certificate Eliminating Reference to Series B 7% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.9[5]	--	Certificate Eliminating Reference to Series C 8% Convertible Preferred Stock from the Certificate of Incorporation of the Registrant.

3.10[20]	--	Certificate of Amendment, filed August 9, 2004, to Certificate of Incorporation of the Registrant.

3.11**		Certificate of Amendment, filed August 24, 2007, to Certificate of Incorporation of the Registrant.

4.2[2]	--	Form of Common Stock certificate.

4.3[4]	--	Warrant Agreement, dated January 14, 2000, between the Registrant and Bruce. R. Kalisch.

4.4[6]	--	Warrant Agreement, dated April 18, 2000, between the Registrant and Peter J. Solomon Company Limited.

4.5[7]	--	Form of Warrant issued to each seller of shares of ICTS, Inc.

4.6[14]	--	Common Stock Purchase Warrant issued in September 2003, to purchase 45,000 shares of the Registrant’s common stock.

4.7[17]	--	Common Stock Purchase Warrant issued to placement agent on March 29, 2004.

10.1[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. Arol I. Buntzman, dated August 12, 2005.

10.2[28]	--	Amended and Restated Employment Agreement between the Registrant and Dr. John J. McGrath, dated August 12, 2005.

10.3 (a)[9]	--	Employment Agreement between the Registrant and Richard Goldenberg, dated January 1, 2003.

10.3 (b)[23]	--	Letter agreement, dated June 30, 2005, amending Employment Agreement between the Registrant and Richard Goldenberg dated January 1, 2003.

10.4[10]	--	Amended and Restated 1998 Incentive Stock Option Plan of the Registrant.

10.5[11]	--	2001 Non-Qualified Stock Option Plan.

10.6[9]	--	Form of Change in Control Agreement used for agreements the Registrant has with each of Dr. Arol I. Buntzman, Dr. John J. McGrath, and Richard Goldenberg, dated February 11, 2003.

10.7[1]	--	Form of Indemnification Agreement. [Used for each director and executive officer of the Registrant.]

10.8[4]	--	Stock Purchase Agreement, dated January 14, 2000, among Bruce R. Kalisch, Interboro Holding, Inc. and Interboro Institute, Inc.

10.9[12]	--	Lease Agreement between 444 Realty Company and Interboro Institute, Inc. dated July 27, 1983, as amended by agreements dated September 20, 1988, September 1, 1992, and February 1, 1993.

10.10[12]	--	Lease Agreement between Interboro Institute, Inc. and JUYI, Inc., dated January 26, 2001.

10.11[8]	--	Promissory Note for $1,000,000, dated August 4, 2003, payable by Interboro Institute, Inc. to North Fork Bank.

10.12[8]	--	Form of the Registrant’s Subscription and Registration Rights Agreement relating to the Registrant’s August 1, 2003 issuance of common stock and warrants.

10.13[13]	--	Settlement Agreement, made October 3, 2003, between Amaranth Trading L.L.C. and the Registrant.

10.14[13]	--
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

10.41 (g)**	--
Memorandum of Agreement, dated October 10, 2007, between T.O.P. Local 2110 UAW-AFL-CIO and Technical Career Institutes, Inc. amending (A) the collective bargaining agreement between the parties covering a unit of instructors, laboratory technicians and maintenance employees; and (B) the collective bargaining agreement between the parties covering a unit of office clerical employees, each agreement effective from October 10, 2004, through October 9, 2007.

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
-
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

10.63[38]	--	Pledge Agreement, dated April 24, 2007, between the Registrant and Harris N.A

10.64[40]	--	Termination of Change of Control Agreement, effective April 24, 2007, between the Registrant and Richard Goldenberg.

10.65[40]	--	Form of Convertible Note, Warrant and Purchase Agreement Clarification Agreement.

31.1**	--	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2**	--	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1**	--	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	--	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1[21]	--	Text of final report, dated March 7, 2005, detailing the calculation of the TAP disallowances resulting from the TAP audit of the 2000-01 through 2002-03 academic years of Interboro Institute, Inc.

99.2 [24]	--	Press Release dated June 30, 2005 related to the announcement of Exhibit 10.29(a) of this report.

99.3 [27]	--	Press release dated October 3, 2005 and captioned “EVCI Career Colleges Hires Joseph J. Looney to serve as Chief Financial Officer.”

99.4 [28]	--	Press Release dated October 19, 2005 and captioned “EVCI Career Colleges Receives Draft Report of Compliance Review of Interboro Institute.”

99.5[30]	--	Unaudited financial statements of Technical Career Institutes, Inc. as of June 30, 2005 and for the nine months ended June 30, 2005 and 2004, and the notes related thereto.

99.6[30]	--
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

99.26[41]	--	Letter, dated October 1, 2007, from NASDAQ Listing and Hearing Review Council.

99.27[41]	--	Decision of NASDAQ Listing Qualification Panel dated August 23, 2007.
______________
*	Numbers inside brackets indicate documents from which exhibits have been incorporated by reference.
**	Filed herewith.

[1]	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed October 23, 1998, Registration No. 333-66085.
[2]	Incorporated by reference to Amendment No. 4, dated February 10, 1999, to the Registrant’s Form SB-2, Registration No. 333-66085.
[3]	Incorporated by reference to Registrant’s Form 10-QSB for the quarter ended September 30, 1999.
[4]	Incorporated by reference to the Registrant’s Form 8-K dated January 14, 2000.
[5]	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2000.
[6]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2000.
[7]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2001.
[8]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.

[9]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.
[10]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed December 31, 2002, Registration No. 333-102310.
[11]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed October 23, 2001, Registration No. 333-72080.
[12]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[13]	Incorporated by reference to the Registrant’s Form 8-K dated October 10, 2003.
[14]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2003.
[15]	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3, filed December 4, 2003, Registration No. 333-110567.
[16]	Incorporated by reference to the Registrant’s Form 10-KSB/A for the year ended December 31, 2003.
[17]	Incorporated by reference to the Registrant’s Form 8-K dated March 29, 2004.
[18]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended June 30, 2004.
[19]	Incorporated by reference to the Registrant’s definitive Proxy Statement dated May 2, 2005.
[20]	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.
[21]	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2004.
[22]	Incorporated by reference to the Registrant’s Form 8-K dated March 7, 2005.
[23]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005.
[24]	Incorporated by reference to the Registrant’s Form 8-K dated July 1, 2005.
[25]	Incorporated by reference to the Registrant’s Form 8-K dated July 18, 2005.
[26]	Incorporated by reference to the Registrant’s Form 8-K dated September 16, 2005.
[27]	Incorporated by reference to the Registrant’s Form 8-K dated September 29, 2005.
[28]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2005.
[29]	Incorporated by reference to the Registrant’s Form 8-K dated March 1, 2006.
[30]	Incorporated by reference to the Registrant’s Form 8-K/A dated September 16, 2005.
[31]	Incorporated by reference to the Registrant’s Form 8-K dated December 5, 2005.
[32]	Incorporated by reference to the Registrant’s Form 8-K dated January 12, 2006.
[33]	Incorporated by reference to the Registrant’s Form 8-K dated February 3, 2006.
[34]	Incorporated by reference to the Registrant’s Form 10-K filed September 30, 2006.
[35]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
[36]	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
[37]	Incorporated by reference to the Registrant’s Form 8-K dated October 26, 2006.
[38]	Incorporated by reference to the Registrant’s Form 10-K filed April 27, 2007. Please note that Exhibits 10.57(a), 10.57(b), 10.57(c) and 10.57(d) have been included together as Exhibit 10.57 on Edgar.
[39]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 2, filed May 23, 2007.
[40]	Incorporated by reference to the Registrant’s Form 10-K/A, Amendment No. 3, filed August 10, 2007.
[41]	Incorporated by Reference to the Registrant’s Form 8-K dated October 1, 2007.